Form 10-Q/A
period 1994-12-31
DIGITAL MICROWAVE CORP /DE/
filed 1995-03-09
CIK 812703

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                    _________________________

                           FORM 10-Q/A
(Mark One)

X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

               For the quarter ended DECEMBER 31, 1994

                                OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934.

               For the transition period from ____ to____

                    Commission file number: 0-15895

                       _________________________

                     DIGITAL MICROWAVE CORPORATION

       (Exact name of registrant as specified in its charter)

                DELAWARE                            77-0016028
   (State or other jurisdiction of         (I.R.S. Employer
   incorporation or organization)          Identification No.)


                       _________________________

                          170 ROSE ORCHARD WAY
                       SAN JOSE, CALIFORNIA 95134
                            (408) 943-0777

       (Address, including zip code, of Registrant's principal executive offices and telephone number, including area code)

                       _________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  YES /_X_/     NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


      COMMON STOCK, $0.01 PAR VALUE           13,332,939
(Class of common stock)  (Shares outstanding at December 31, 1994)



                             Page 1 of 6 pages

                          Exhibit Index on page 2

PART II - OTHER INFORMATION

ITEM 6(A) - EXHIBITS

       10.1    Loan Agreement dated October 28, 1994

       10.2    Agreement on ** Exchange of Interim Equipment dated
               October 27, 1994.

       ** Confidential Treatment has been requested for portions of this Exhibit.

                             SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             DIGITAL MICROWAVE CORPORATION



Dated:  March 6, 1995        By   CARL THOMSEN


                                  Carl Thomsen
                                  Vice President and
                                  Chief financial Officer