Form 10-K
period 1995-03-31
DIGITAL MICROWAVE CORP /DE/
filed 1995-06-29
CIK 812703

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-K

(Mark One)

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED MARCH 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from _______to______ .

                         Commission file number 0-15895

                          DIGITAL MICROWAVE CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                         77-0016028
         (State incorporation)          (I.R.S. Employer Identification No)

                170 ROSE ORCHARD WAY, SAN JOSE, CALIFORNIA    95134
               (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code: (408) 943-0777

Securities registered pursuant to Section 12 (b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act:

                     COMMON STOCK-PAR VALUE $0.01 PER SHARE
                                (Title of class)

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             -----    -----

         Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. / /

         State the aggregate market value of voting stock held by non-affiliates of Registrant (based on the last reported sale price of $12.00 per share on the Nasdaq National Market) as of June 1, 1995: Approximately $149,050,944.

         As of June 1, 1995, there were 13,509,985 shares of Common Stock, par value $0.01 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                  Document                                             Form 10-K Reference
                  --------                                             -------------------
                  Definitive Proxy Statement                           Part III, Items 10-13

                  Annual Report to Stockholders                        Part I, Item 1 and 3
                  for fiscal year ended                                Part II, Items 5-8
                  March 31, 1995                                       Part IV, Item 14

                               TABLE OF CONTENTS

                         DIGITAL MICROWAVE CORPORATION
                          1995 FORM 10-K ANNUAL REPORT

                                     PART I

Item 1   Business.........................................................    3
Item 2   Properties ......................................................   13
Item 3   Legal Proceedings................................................   13
Item 4   Submission of Matters to a Vote of Security Holders .............   13

                                    PART II

Item 5   Market for Registrant's Common Equity
                  and Related Stockholder Matters.........................   14
Item 6   Selected Financial Data .........................................   14
Item 7   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ....................   14
Item 8   Financial Statements and Supplementary Data .....................   14
Item 9   Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure................................   14

                                    PART III

Item 10  Directors and Executive Officers of the Registrant ..............   15
Item 11  Executive Compensation ..........................................   16
Item 12  Security Ownership of Certain Beneficial
                  Owners and Management ..................................   16
Item 13  Certain Relationships and Related Transactions ..................   16

                                    PART IV

Item 14  Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K.....................................   17

                                     PART I

ITEM 1.   BUSINESS

         Digital Microwave Corporation (the "Company" or "DMC") designs, manufactures and markets advanced and high-performance digital microwave equipment for a wide variety of short- and medium-haul communication applications worldwide. The Company's comprehensive portfolio of technologically advanced products is designed for use by telecommunication operators providing Personal Communication Services ("PCS")/Personal Communication Networks ("PCN"), mobile telephone services, and local access, as well as for use in private networks worldwide. The Company offers its products to wireless service providers such as Panafon in Greece, Piltel in the Philippines, Airtouch Cellular, E-Plus in Germany and U.S. West New Vector; telephone companies and common carriers such as British Telecom and Mercury Communications Ltd.; and private networks such as the State of California and the United States Forestry Service. In addition, the Company forms alliances with major international telecommunications equipment providers such as AT&T, Bell South, Motorola, Northern Telecom, Ericsson, and Siemens AG as a means of accessing market opportunities. With approximately 87% of the Company's fiscal 1995 net sales generated from international sales, the Company has a worldwide sales and service organization operating through 13 sales and service offices in nine countries to address DMC customers' individualized geographic, regulatory and infrastructure requirements.

INDUSTRY BACKGROUND

         Over the past decade, there has been a significant increase in worldwide demand for rapid, reliable, high-quality telecommunications equipment for voice, data, facsimile, and video image information. This trend is expected to continue. This demand has been fueled by changes in the regulatory environment in many developed countries; technological advances, particularly in the wireless communications arena; the rapid establishment of telecommunications infrastructures in many developing countries; and the growth in private communications networks. These developments have resulted in significant worldwide construction of new telecommunications infrastructures.

MICROWAVE PRODUCTS

         The Company's digital microwave radios consist of three basic components: a digital modem for interfacing with digital terminal equipment, a radio frequency ("RF") unit for converting a low frequency carrier signal from the modem to a high frequency microwave signal, and an antenna to radiate transmitting signals and capture receiving signals.

         The Company manufactures digital microwave products that operate within the 2, 6, 7, 8, 10, 11, 13, 15, 18, 23, and 38 GHz frequency bands. These radios are used in point-to-point applications by cellular phone companies, telephone operating companies, Fortune 1000 companies, utilities, and government and military agencies.

         CURRENT PRODUCTS

         The Company currently offers several product families each of which is designed to suit the requirements of specific telecommunications applications. The principal product families are the Quantum Series, the M Series, the SPECTRUM(TM) Series and the DMC Net(TM). The Quantum Series is designed primarily to serve as the backbone of a customer's transmission network by meeting all of that customer's medium-haul (20-60 miles) needs. The M-Series is designed to meet a variety of short- to medium-haul (5-20 miles) customer needs, while the SPECTRUM(TM) II Series is designed primarily as a microcell (under 5 miles) solution. In addition, the Company offers its NSL-15, In-Flight Phone and LC radio products on a selective basis. Each of these product lines and the Company's principal other products are described below.

         THE QUANTUM SERIES. This family of radios provides the Company with access to markets requiring high performance transmission of medium to high capacity signals over long distances and more difficult terrain. The radio is designed to operate in the North American bands at 2, 6, 10, and 11 GHz, the International bands at 2, 7, 8, 13, 15 GHz and has many features that ensure a high grade of transmission on long paths or over water paths where microwave transmission can be impaired. The typical deployment of the radio is in back haul transmission for cellular networks in developing countries and for the private networks supporting control of gas or electric utility operations. Development of the Quantum Series products will continue in fiscal 1996 with the planned addition of a higher capacity version (aggregate of 80 Mbit/s) for international markets.

         THE M SERIES AND M-SE SERIES. The M-Series has grown to be the Company's biggest selling product todate. First introduced in 1989 at 18 GHz for the Northern American market, the platform has been significantly expanded and enhanced to become the choice of new cellular operators worldwide for cell site interconnections. Available in 7, 8, 13, 15, 18, and 23 GHz band, this radio allows a common product family to be used throughout an entire network even where different frequency bands are necessary to meet licensing or path distance requirements. The DMC-M Series is a low-to-medium capacity digital microwave radio family of products that is used for applications such as linking cell sites and connecting them back to central switching locations. The DMC-M Series products are designed to include user-convenient test features and built-in multiplexer options to simplify the work of both the network designer and the network operator. The high system gain of the DMC-M Series ensures reliable operation on longer paths and in adverse weather conditions. The Company expanded this product line to include the DMC M-SE Series of products which provide more efficient use of spectrum space by utilizing a more sophisticated digital modulation technique. As is the case for many of the Company's products, a synthesized frequency source is available, enabling an operator to easily change radio frequency in the event of a system relocation or when installing spare parts, resulting in reduced sparing costs and ease of system planning. Recent focus has been on performance enhancements and cost improvements to keep the product competitive. The M-Series has an excellent in service reliability record in some of the worlds largest GSM networks.

         THE SPECTRUM(TM) SERIES. The SPECTRUM(TM) product was conceived to provide lower cost, short haul interconnections for cellular and PCS/PCN applications. The Company initially launched the first SPECTRUM(TM) product in 1991 with a version operating in the millimeter waveband at 38GHz and targeted at the European PCN market. The rapid growth in this market segment worldwide and the demand of the operators and infrastructure suppliers has led to the second generation of the SPECTRUM(TM) product which is broadened to cover all the frequency bands typically utilized for low to medium capacity transmission application. The SPECTRUM(TM) II contains design enhancements over the Company's earlier products that make it a more natural choice for the wireless network market (Cellular, PCS/PCN) as well as the local access markets of new public telecommunications operators (PTO). SPECTRUM II is designed for more rapid manufacture and deployment allowing shorter lead times and lower installation costs.

         The completion dates for the release of SPECTRUM(TM) II products have been delayed from the originally scheduled dates for various reasons related to difficulties in design, development and manufacture of these products. The delays resulted in the imposition on the Company of substantial product discounts on Interim Equipment and related costs in the fourth quarter of fiscal 1995 as provided for under the E-Plus Supply Agreement as amended. The substantial discounts on Interim Equipment resulted in negative margins for these sales, and accordingly the Company has accrued these losses and other related costs as of March 31, 1995. Currently the Company is awaiting E-Plus's acceptance of the product in field tests being conducted. There is no assurance that the customer will accept the results of the field tests. If the field tests are not successfully completed, E-Plus may assess additional substantial penalties and or cancel some or all of the orders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Financial Results" incorporated herein by reference, "E-Plus Contract" and "Manufacturing and Suppliers."

              OTHER PRODUCTS

         The Company manufactures a number of other products some of which are still supported because of their low cost, reliability and popularity and others which are supplied uniquely to certain customers.

         The 23 Classic is the current implementation of the Company's first product which was originally designed and introduced in 1985. Its simplicity, low cost and dependability generates modest on-going business primarily with existing users. The 23 Classic finds applications in private networks and is suited to emergency restoration systems where its small size and low power consumption allow easy transportation and compatibility with solar power systems.

         The LC Series operates in the 23 GHz and 18 GHz bands, with up to 8T1 or 8E1 capacity. The 23 LC with 8E1 capacity provides a very economical medium capacity transmission facility ideally suited for applications not requiring high bandwidth efficiency.

         The NSL-15 is a specialized radio operating in the 15 GHz frequency band that is sold to military or other government users. With a capacity of 2 megabits per second, the NSL-15 is built to very stringent military specifications and is supplied to end-users both directly by the Company and in partnership with NERA in Norway.

         IFPC radios are specialized air-to-ground digital microwave radios developed for the In-Flight Phone Corporation ("IFPC") for use on commercial and general aviation aircraft. The IFPC radios are designed to permit digital voice and data communications between airline passengers and the ground- based public switched telephone network.

         DMC Net(TM) is a network monitoring and control system designed to manage a network of Company products from a single location. Network management has become an essential part of the very large networks being installed by cellular based telephone companies. DMC Net(TM) allows customers to monitor equipment and path performance to detect problems before they disrupt the network, and to dispatch repair crews equipped with the correct spare parts and test equipment to make repairs. Second and third trips can often be avoided, reducing costs and maximizing network availability. DMC Net(TM) has in many cases been integrated into an overall network management system, allowing the monitoring of the status of a complete cellular system, including microwave, UHF, power system and switching equipment. DMC Net(TM) can be used with almost any mix of DMC products. In recognition of its importance, the Company continues to invest development resources in the expansion and improvement of DMC Net(TM).

PRODUCTS UNDER DEVELOPMENT

The Company's current product development efforts are principally focused on the development of the following products:

         QUANTUM(TM) . The Company is continuing product development efforts in fiscal 1996 to enhance the QUANTUM(TM) product line. These efforts are intended to provide higher capacity options and operation in additional frequency bands. It is expected that the portion of the Company's sales attributable to QUANTUM(TM) products will continue to increase as a result of these product development efforts.

         SPECTRUM(TM) II. The Company is continuing substantial product development efforts in fiscal 1996 to enhance and expand the SPECTRUM(TM) II product line. These efforts are intended to provide higher capacity options and operations in additional frequency bands.

         DMC Net(TM). An improved version of DMC Net(TM) is under development. The objective of this development is to allow the use of DMC Net(TM) on networks comprised of several thousand radio terminals and to provide a graphical user interface making DMC Net(TM) easier to operate.

         There can be no assurance that the Company will be successful in developing and marketing these products, that the Company will not experience difficulties that could further delay or prevent the successful development, introduction and sale of future products, or that these products will adequately meet the requirements of the marketplace and achieve market acceptance. See "Management's Discussions and Analysis of Financial Condition and Results Operations - Factors That May Affect Future Financial Results" incorporated herein by reference.

MARKETING, CUSTOMERS AND APPLICATIONS

         The Company markets its products across most sectors of the telecommunications industry. A number of the Company's major customers are joint ventures or consortiums whose members include Bell South, AT&T, Siemens AG, Nokia Cellular Systems OY, and Ericsson. The principal market segment addressed by the Company, and examples of applications within those markets, are set forth below:

              WIRELESS SERVICE PROVIDERS

              Customers include cellular telephone companies and PCN/PCS companies in the United States and abroad which use the Company's microwave radios to connect cell sites and link them back to switching centers for connection to the public switched telephone network. Cellular technology has become the medium of choice in many developing countries where upgrading the telecommunication infrastructure is an urgent priority. The Company believes that a substantial majority of its products sold are used in cellular, PCN, PCS or similar applications.

              Typical of customers in this segment, Panafon, one of the Company's Global Systems Mobile Communications ("GSM") cellular telephone customers, is using the Company's products to interconnect cells and switching equipment for a cellular telephone network being constructed to cover the major metropolitan areas in Greece. E-Plus, a GSM cellular and PCN provider in Germany, has ordered the Company's digital microwave equipment for a mobile telecommunications network being created throughout certain regions of Germany.

              TELEPHONE COMPANIES AND COMMON CARRIERS

              Customers include domestic and foreign telephone companies and long distance and inter-exchange carriers desiring to provide their customers with a greater variety of services, including direct access to long distance networks. Typical customer applications include trunking and local distribution.

              PRIVATE NETWORKS

              Customers include corporations, institutions, various agencies of the United States and foreign governments and other organizations seeking greater control over the cost and availability of their communications services. Typical applications in this segment range from a single transmission link connecting two buildings to complex major networks comprised of dozens of microwave terminals.

              BANAMEX, a private banking institution, has established a private network using the Company's products to connect several of the banks throughout Mexico to facilitate the rapid communication of information.

              The State of California uses the Company's products to interconnect several data centers throughout California.

              The following is a list of representative customers, for the past three fiscal years, within each of the Company's principal segments:

- --------------------------
WIRELESS SERVICE PROVIDERS
- --------------------------
Panafon (Greece)
Comviq (Sweeden)
Advance Information System (Thailand)
Grupo Iusacell (Mexico)
Celumobil (Colombia)
Bell Cellular (Canada)
Cantel (Canada)
U.S. West New Vector
Airtouch
AT & T
Siemens AG

- -------------------------------------------
TELEPHONE COMPANIES AND COMMON CARRIERS
- -------------------------------------------
TELMEX (Mexico)
Impsat (Colombia/Argentina)
Regional Bell Operating Companies (USA)
British Telecom plc (United Kingdom)
Mercury Communications Ltd. (United Kingdom)
MCI
Bell of Canada
Piltel (Philippines)


- -------------------------
PRIVATE NETWORKS
- -------------------------
BANAMEX (Mexico)
Americatel (Colombia)
Bancomer (Mexico)
State of California
Seattle Post-Intelligence


CUSTOMER CONCENTRATION

         The Company has historically relied upon major orders from a small number of customers for a large portion of its net sales and these key customers have changed from period to period. As of March 31, 1995, the Company's three largest customers accounted for approximately 42% of the approximate $93.2 million backlog. For fiscal 1995, there were however, no customers that accounted for 10% or more of the Company's net sales of $153.6 million. While management considers the Company's relationships with each of its major customers to be good, there can be no assurance that the Company's principal customers will continue to purchase products from the Company at current levels, if at all, and the loss of any one key customer could have a material adverse effect on the Company's results of operations.

BACKLOG

         The Company's backlog at March 31, 1995 was approximately $93.2 million, as compared with approximately $71.8 million at March 31, 1994. The Company includes in backlog only orders scheduled for delivery within 12 months. Because of the timing of orders, delivery intervals, customer and product mix and the possibility of changes in delivery schedules and additions to or cancellation of orders, the Company's backlog at any particular date may not be representative of actual sales for any succeeding period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated herein by reference.

         The Company's major contractual awards are often subject to the receipt of firm orders, which in turn may be subject to many conditions including that the equipment purchased be competitive in the telecommunications marketplace with respect to technology, price, quantity, and other commercial concerns. In addition, because the Company's major orders often require deliveries for periods over 12 months, such products are subject to risks associated with obsolescence due to rapidly changing technological advances. There can be no assurance that the Company will be able to continue to provide competitive products. See "E-Plus Contract".

E-PLUS CONTRACT

         In November 1993, the Company entered into a Teaming Agreement (the "E-Plus Teaming Agreement") with Siemens AG ("Siemens") to supply digital microwave radios and network management software to E-Plus, a GSM cellular and PCN operator in Germany whose partners include Bell South, a United States company, Vodaphone plc, a United Kingdom company, and Thyssen and Veba, both German companies. Concurrent with executing the E-Plus Teaming Agreement, Siemens entered into a supply agreement with E-Plus (the "E-Plus Supply Agreement") wherein Siemens agreed to act as the prime contractor for the supply, installation and commissioning of certain digital microwave equipment and related services to E-Plus. The Company and Siemens have agreed, under the terms of the E-Plus Teaming Agreement, to divide responsibilities for satisfaction of the E-Plus Supply Agreement. The Company's responsibilities to Siemens under the E-Plus Teaming Agreement for the Company's portion of the equipment and services generally correspond to Siemens' obligations under the E-Plus Supply Agreement.

         The Company is responsible for delivering approximately 80% of the value of the equipment and associated services called for under the E-Plus Supply Agreement. Siemens is responsible for providing all other services. Of the Company's approximately $92.3 million in backlog at March 31, 1995, approximately $15.6 million was attributable to the E-Plus Teaming Agreement. The products forecasted to be delivered periodically are subject to the release of confirmation orders from E-Plus. E-Plus is allowed to terminate any confirmation order in whole or in part for justified reasons and, subject to cure, E-Plus may terminate any confirmation order at its discretion without liability if the Company/Siemens team commits a material breach of the confirmation order.

         E-Plus has agreed to purchase 100% of the microwave equipment it requires for the regions of Frankfurt, Nurnberg, Karlsruhe and Munchen until the end of 1997 from the Company/Siemens team. E-Plus's commitment to buy equipment under the E-Plus Teaming Agreement is conditional upon the equipment purchased being competitive in the telecommunications marketplace with respect to the technology, software, hardware, support, price and other commercial concerns.

         The E-Plus Teaming Agreement contains significant penalty provisions for delays in the delivery of specified products. If a delay, attributable to the Company/Siemens team, occurs in (i) the successful and satisfactory completion of the system testing and integration of the Company's product into the E-Plus network; (ii) the satisfactory completion of link testing of the Company's products; or (iii) the delivery of any other items subject to the contract, the Company/Siemens team could be subject to liquidated damages assessed at up to 15% of the value of the undelivered portion of a confirmation order. The E-Plus Teaming Agreement stipulates that the Company is responsible for that portion of a penalty attributable to its contract share.

         The E-Plus Teaming Agreement provides for delivery of the Company's 23 GHz M-Series and SPECTRUM(TM) I-38 series products as an interim solution (the "Interim Equipment") until the Company's SPECTRUM(TM) II series equipment ("SPECTRUM(TM) II Equipment") is available. The Company commenced initial shipments of the Interim Equipment in December 1993. The E-Plus Teaming Agreement states that after the SPECTRUM(TM) II series equipment becomes available, E-Plus may choose to either leave the Interim Equipment installed or replace it with the SPECTRUM(TM) II equipment. In October 1994, the Company, Siemens and E-Plus entered into an amendment to the E-Plus Teaming Agreement under which the maximum percentage of Interim Equipment installed by February 28, 1995 that can be replaced with SPECTRUM(TM) II product free of charge will not exceed 20% of the installed base. In addition, the amendment extended the cutover date for the installation of the SPECTRUM(TM) II product to

March 1, 1995. Delivery of Interim Equipment after this date will result in substantial sales price discounts on the product and cause negative margins on the sales. The Company also agreed to provide E-Plus certain products and other equipment free of charge, and E-Plus agreed to waive contractual liquidated damages related to the delayed delivery of the SPECTRUM(TM) II product. As a result of this amendment, in the third quarter of fiscal 1995 the Company recorded $11.4 million of revenue with nominal margins, representing 80% of the Interim Equipment shipped through December 31, 1994. The remaining 20% of Interim Equipment has not been recognized as revenue but is carried as inventory and deferred revenue on the Company's balance sheet. The Company makes an ongoing assessment of the obsolescence exposure related to the Interim Equipment.

         Acceptance tests of the SPECTRUM(TM) II product under the E-Plus Teaming Agreement have not yet been completed. As a result of these delays, in the fourth quarter of fiscal 1995 the Company recorded significant reserves for losses on product discounts and other costs related to additional Interim Equipment that the Company estimates will be ordered by E-Plus through the anticipated date of final acceptance of the Spectrum II product. These reserves contributed to the Company's lower margins and net loss of $5.0 million in the fourth quarter.

         Continued delays in the acceptance of the SPECTRUM(TM) II product by E-Plus could result in the imposition on the Company of additional product discounts, penalties, and other related costs and/or the cancellation of orders. To the extent that the SPECTRUM(TM) II product is delivered later than currently scheduled, the Company's obligation to deliver substantially discounted Interim Equipment could be increased. The Company's profitability in fiscal 1996 will be affected by its ability to deliver in large quantities the SPECTRUM(TM) II products which carry higher margins than the current product line. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Factors that May Affect Future Financial Results:" and Notes 2 and 9 of Notes to the Consolidated Financial Statements in the Company's fiscal 1995 Annual Report, incorporated herein by reference.

         The Company is working closely with Siemens AG and E-Plus to resolve the remaining issues precluding acceptance. However, there can be no assurance that the Company will be successful in securing E-Plus acceptance.

SALES AND SERVICE

         The Company believes that a direct and continuing relationship with its customers is a competitive advantage in attracting new customers and satisfying existing ones. The Company offers its products and services principally through its own sales and service organization. To closely monitor the needs of its customers, the Company has designed a sales and service organization that maintains 13 sales or service offices in nine countries. The Company has five regional sales offices and service centers in North America located near Seattle, Washington; Chicago, Illinois; Toronto, Canada; Atlanta, Georgia; and San Jose, California, where the Company's North America sales organization is headquartered. The Company also has sales and/or service centers in the United Kingdom, Germany, Sweden, Mexico, Colombia, Singapore and the Philippines. In addition, the Company uses independent agents, distributors and international resellers worldwide in concert with its direct sales operation.

         The Company considers its ability to create and maintain long-term customer relationships an important component of its overall strategy in each of its markets. The Company employs over 106 people in its sales and service organization, approximately 70% of whom primarily support sales outside North America. Sales personnel are highly trained to provide the customer with assistance in selecting and configuring a digital microwave system suitable for the customer's particular needs. The Company's service and customer support personnel provide customers with training, installation, customer service and maintenance of the Company's systems under contract. The Company generally offers a standard two-year warranty for all customers. The Company provides warranty and post-warranty services from its San Jose manufacturing location and service centers in the United Kingdom and Canada.

FOREIGN EXCHANGE/INTERNATIONAL SALES

         Total international sales for fiscal 1995 and 1994 were 87.0% and 90.5% of total net sales, respectively. The Company expects that international sales will continue to account for the majority of its net sales in the foreseeable future. The Company is subject to the risks of foreign currency fluctuations, and the changing value of the dollar in relationship to foreign currencies could negatively impact its operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of Notes to Consolidated Financial Statements incorporated herein by reference. International operations and sales may also be adversely affected by the imposition of government controls, export licensing requirements, restrictions on the export of critical technology, political and economic instability, trade restrictions, changes in tariffs and taxes, and general economic conditions, including inflation.

RESEARCH AND DEVELOPMENT

         The Company has a continuing program of research and development directed toward the enhancement of existing products in response to customer needs and the introduction of new products to broaden its product line. Approximately 7.4%, or $11.4 million of the Company's net sales were invested in research and development in fiscal 1995, compared to 8.0% of net sales, or $9.3 million, in fiscal 1994. The increase in research and development expenses in fiscal 1995 from fiscal 1994 was due to increased development efforts on the second generation SPECTRUM(TM) II products. The Company expects research and development spending to increase because the Company believes that its future performance will depend on its ability to continue to enhance its existing products and to develop new products that meet market needs. There can be no assurance, however, that the Company's product development efforts will result in commercially successful products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated herein by reference.

MANUFACTURING AND SUPPLIERS

         The Company's manufacturing operations consist primarily of final assembly, test and quality control of materials and components. The manufacturing process, performed at the Company's San Jose, California facility consists primarily of materials management, extensive unit and environmental testing of components and subassemblies at each stage of the manufacturing process, final assembly of the terminals and, prior to shipment, quality assurance testing and inspection of all products.

         The Company's manufacturing operations are highly dependent upon the delivery of materials by outside suppliers in a timely manner. The Company uses local and offshore subcontractors to assemble major components and subassemblies used in its microwave products. In the future, the Company expects to continue to increase the extent to which outside suppliers and subcontractors provide completed product components. The Company is reliant on the timely delivery of certain key components to meets its manufacturing plan. In particular, the development and manufacture of the Company's generation SPECTRUM(TM) II products have been delayed due to among other things, component development and associated delivery delays. The inability of the Company to develop alternative sources of supply quickly and on a cost-effective basis could materially impair the Company's ability to manufacture and deliver its products. There can be no assurance that the Company will not experience component delays or other supply problems.

         Certain microwave integrated circuit subassemblies which are used in all of the Company's microwave radio products, are supplied primarily by Microelectronics Technology, Inc. ("MTI") of Taiwan. These subassemblies, which are manufactured by MTI in Taiwan, form the nucleus of the RF Unit. The Company's relationship with MTI commenced in March 1984, at which time the Company and MTI entered into an agreement (the "Development Agreement") pursuant to which MTI performed development engineering work for the Company. The Development Agreement provides MTI with the right to manufacture up to 75% of the Company's production requirements for microwave integrated circuit subassemblies designed by MTI for the Company as long as MTI is able to meet cost, quality and delivery standards available to the Company from other sources. The Development Agreement also provides MTI with a right of first refusal to manufacture certain of the Company's microwave products if the Company determines to subcontract the manufacturing of these products. During the term of the Development Agreement and for a period of one year after termination thereof, MTI may not design, develop, manufacture or cause to be manufactured or sold, for other persons or companies who are, or may become, competitors to the Company, any proprietary designs or components that are similar to certain of the Company's products. The Development Agreement may only be terminated by either party in the event of a breach by the other.

         From time to time, the Company has experienced delays and other supply problems with MTI, but such delays and other problems have not had a significant impact on the Company's results of operations. To avoid any future problems associated with delays, the Company has contracted for component and subassembly parts from additional sources. The Company and MTI maintain a high level of communication at all levels of their respective management to ensure that production requirements and constraints are taken into account in each company's respective production plans. The Company does not currently anticipate any future delays or other supply problems with MTI, although there can be no assurance in this regard.

COMPETITION

         The short-haul and medium-haul transmission business is a specialized segment of the telecommunications equipment market and is intensely competitive. A substantial number of established and emerging companies offer a variety of microwave, fiber optic and other transmission products for applications similar to those of the Company's products. Many of the Company's competitors have more extensive engineering, manufacturing and marketing capabilities and substantially greater financial, technical and personnel resources than the Company. The Company considers its primary competitors to be Alcatel, NEC, California Microwave, Inc., P-Com, Inc. and the Farinon Division of Harris Corporation. In addition, other existing competitors include L.M. Ericsson, Siemens AG, Nokia, SIAE, and NERA. Some of the Company's largest customers could develop the capability to manufacture products similar to those manufactured by the Company. Existing and potential competition in the industry has resulted in and will continue to result in significant price competition and pressure on gross margins. The Company believes that competition in its markets is based primarily on technological capability, performance, on-time delivery, price, reliability and customer support. The Company's future success will depend upon its ability to address the increasingly sophisticated needs of its customers by enhancing its current products, by the development and timely introduction of new products that keep pace with technological developments and emerging industry standards, and by providing such products at competitive prices.

         The Company often forms alliances, or teaming arrangements, with major international telecommunications equipment providers as a means of increasing the Company's ability to pursue these limited number of major awards each year. These alliances are necessary for the Company where the customer requires a single system provider with a variety of equipment and service capabilities, as well as for financial strength. There can be no assurance that the Company will be able to continue to develop such alliances, or that if such alliances are developed, that such alliances will be successful.

PATENTS

         The Company does not presently have any patents covering its products. The Company believes that its success is not dependent on the ownership of patents but rather on its innovative skills, technical expertise and timely introduction of new products.

GOVERNMENT REGULATIONS

         Radio transmission in the United States is controlled by federal regulation and all microwave radio links installed in the United States, except for those utilizing certain frequencies operating under FCC part 15 rules, must be licensed by the FCC. Since microwave radios all share the same transmission medium, the FCC requires that every prospective microwave radio licensee assure that it will not interfere with the operation of any existing system. This requirement, known as frequency coordination, must be satisfied before permission for operation will be granted by the FCC.

         The FCC and similar foreign regulatory bodies require that the Company's products comply with certain rules and regulations governing their performance when operating within their jurisdiction. The Company has complied with such rules and regulations with respect to its existing products. Any delays in compliance with respect to future products could delay their introductions.

         In the United States, Federal deregulation, which allows common carriers greater flexibility in establishing rates which may be charged for common carrier services, is likely to continue to affect the relative cost effectiveness of private telecommunications networks versus common carrier telecommunication networks. Each state has jurisdiction over the common carrier aspects of intrastate radio and wireline communications, and the nature of this regulation varies widely among the states. Internationally, similar control over rates charged to customers of common carriers is exerted by central governments. User uncertainty as to future government regulatory policies may affect the demand for private network telecommunications products, including the Company's products.

         In addition, radio transmission is subject to regulation by foreign laws and international treaties. The Company's equipment must conform to international requirements established to avoid interference among users of microwave frequencies and to permit interconnection of equipment. In many developed countries, the unavailability of frequency spectrum has historically inhibited the growth of microwave systems. However, current regulatory efforts by international regulatory authorities are directed at providing microwave frequencies for new PCS. Equipment to support these services can be marketed only if permitted by suitable frequency allocations and regulations.

LITIGATION

         In connection with the six class action lawsuits alleging securities law violations in fiscal 1994, the Company reached an agreement under which the Company and its Directors would be released from any further liabilities. In fiscal 1994, the Company recorded a charge to earnings for the settlement of the litigation of $20.0 million, which included the settlement amount, certain attorneys' fees, estimated interest and other costs related to the litigation. The Company paid the settlement amount of the litigation and obtained the final judgment and order of dismissal of the litigation in fiscal 1995 from the United States District Court of Northern California.

         DMC TELECOM (MALAYSIA) SDN BHD

         In fiscal 1991, the Company expanded its presence in the Asia Pacific market with the formation of DMC TeleCom (Malaysia) Sdn Bhd ("DMCT(M)"). The Company's partners in this joint venture were two Malaysian companies. However, in the third quarter of fiscal 1994, the Company wrote down its investment in DMC Malaysia resulting in a charge to earnings of $7.0 million. The Company's net investment in DMC Malaysia was $4.0 million which consisted of receivables outstanding from DMC Malaysia of approximately $6.0 million at March 31, 1994, reduced by a reserve of $2.0 million for deferred margin on sales to the joint venture. The Company was also the guarantor of approximately $2.0 million of DMC Malaysia indebtedness to a bank, which was due in July, 1994. This charge to earnings took into account the full amount of the receivables, the guarantee of indebtedness to the bank, anticipated legal fees, and other charges associated with the anticipated liquidation of the joint venture less applicable reserves. On December 23, 1994, the Company reached an agreement with the shareholders of DMCT(M) related to the liquidation of the joint venture. The Company paid approximately $2.1 million for its 45% share of the cost of liquidating the joint venture, and received inventory and fixed assets valued at approximately $600,000 and $300,000 respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 7 of the Notes to Consolidated Financial Statement of the Company's fiscal 1995 annual report incorporated herein by reference.

EMPLOYEES

         As of March 31, 1995, the Company employed 606 full-time and temporary employees, including approximately 50 employees in the United Kingdom. None of the Company's employees are represented by a collective bargaining agreement. The Company's future performance will depend in large measure on its ability to attract and retain highly skilled employees. The Company believes that it has good relations with its employees and has never experienced a work stoppage.

ITEM 2.   PROPERTIES

         The Company's corporate offices, and principal research, development and manufacturing facilities are located in San Jose, California, in three leased buildings aggregating approximately 160,000 square feet. The Company owns 20,000 square feet of office and manufacturing space in East Kilbride, Scotland, 1,500 square feet of which has been sublet for eight years. The Company also leases four sales offices located throughout the North America and a 17,000 square foot customer service and marketing office in Coventry, England. The Company believes these facilities are adequate to meet its anticipated need for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         See "Business - Litigation" and Note 7 and 8 of Notes to Consolidated Financial Statements incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The information regarding price range per share in the Company's 1995 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

          The information regarding selected financial data from fiscal 1991 through fiscal 1995 in the Company's 1995 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1995 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and supplementary data in the Company's 1995 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning directors and executive officers under the caption "Election of Directors," "Board Meetings and Committees," "Security Ownership of Certain Beneficial Owners and Management" and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on July 26, 1995 (the "Proxy Statement"), is incorporated herein by reference. In addition to executive officers who are also directors of the Company, the following executive officers are not directors:


Name                                     Age                                         Position
- -----------------------------------------------------------------------------------------------------------------
Mark A. Byington                         43                   Vice President, Engineering
Hal E. Edmondson                         65                   Vice President, Manufacturing
Timothy R. Hansen                        34                   Vice President, SPECTRUM(TM) Business Unit
Shaun McFall                             35                   Vice President, Corporate Marketing
John P. O'Neil                           57                   Vice President, Personnel
Graham J. Powell                         48                   Vice President, Worldwide Sales
Carl A. Thomsen                          50                   Vice President, Chief Financial Officer & Secretary
- -----------------------------------------------------------------------------------------------------------------


         Mr. Byington has served as Vice President of Engineering from April 1989 to November 1990 and from January 1993 to present. During the interim period of November 1990 to January 1993, Mr. Byington participated in the design of the Company's SPECTRUM(TM) and QUANTUM(TM) radio products. From February 1984 to April 1989, Mr. Byington served as Senior Development Engineer and Director of Digital Signal Processing in Engineering. From 1976 to 1984, Mr. Byington held various positions at the Farinon Division of Harris Corporation. Mr. Byington holds a BSEE degree from Stanford University.

         Mr. Hal E. Edmondson joined the Company as Vice President of Manufacturing in January, 1995. He was most recently the Corporate Vice President of Worldwide Manufacturing for Hewlett Packard ("HP"). His tenure with Hewlett Packard spans over 30 years of increasing responsibility in Manufacturing at several HP divisions including the General Manager of the Microwave Product Division. Mr. Edmondson holds a B.S. degree in Mechanical Engineering from the University of Kansas and an MBA from Harvard.

         Mr. Timothy R. Hansen was promoted to Vice President SPECTRUM(TM) Business Unit in February, 1995. Prior to this promotion, he was Vice President and Program Manager of the Spectrum Product line. He joined Digital Microwave Corporation in August, 1984 as product line manager, and has held management positions in marketing, planning, sales and order management. Mr. Hansen holds a B.S. degree in Electrical Engineering from the University of Illinois, and a MBA from UCLA.

         Mr. Shaun McFall was promoted to Vice President, Corporation Marketing in February, 1995. Prior to his promotion, he was the Director of Marketing. He joined Digital Microwave UK operations in January, 1989 and has held several management positions in Marketing. Prior to joining Digital Microwave, he worked for GEC Telecommunication Ltd. in Germany, and Ferranti Ltd in Edinburgh, Scotland. Mr. McFall holds a B.S. degree in Electrical Engineering from the University of Strathclyde in Scotland.

         Mr. John O'Neil joined the Company as Vice President of Human Resources of the Company in May, 1993. Mr. O'Neil was Vice President of Personnel and Administration of BEI Electronics, Inc., a defense electronics firm, from January 1989 to April 1993. From 1987 to 1988 Mr. O'Neil was Human Resources Vice President at C.P. National Corporation, a communication and energy company. Mr. O'Neil holds a B.S. degree in Business Administration from the University of San Francisco and a M.B.A. degree from Pepperdine University.

         Mr. Graham J. Powell was promoted to Vice President, of Worldwide Sales in February, 1995. Prior to this promotion, he was Vice President for Sales in Europe, Africa and the Middle East. Mr. Powell joined Digital Microwave in Coventry, England in July 1990 as Vice President of Sales in the United Kingdom. Previously he worked for GEC Telecommunications Ltd and was Group Marketing Director for Vanderhoff plc. He holds a degree in Electrical Engineering from Lanchester College.

         Mr. Carl A. Thomsen joined the Company as Vice President, Chief Financial Officer and Secretary in February, 1995. Prior to joining Digital Microwave, he was Senior Vice President and Chief Financial Officer of Measurex Corporation. Mr. Thomsen joined Measurex Corporation in 1983 as Corporate Controller, was promoted to Vice President in 1986, to Vice President Finance in 1991, to Chief Financial Officer in 1992, and to Senior Vice President in 1993. Mr. Thomsen holds a B.S. degree in Business Administration from Valparaiso University and an MBA from the University of Michigan.

ITEM 11.  EXECUTIVE COMPENSATION

         The information included in the Company's Proxy Statement under the captions "Compensation of Directors," "Executive Compensation and Other Information," "Stock Options," "Option Exercises and Holdings" "Compensation Committee Interlocks and Insider Participation" and "Employment and Termination Arrangements" is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information is included in the Company's Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Employment and Termination Arrangements" is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See "Manufacturing and Suppliers." and Note 7 of Notes to Consolidated Financial Statements of the Company's 1995 Annual Report incorporated herein by reference.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      1.       FINANCIAL STATEMENTS

                  The following consolidated financial statements are contained in the Company's fiscal 1995 Annual Report to Stockholders:

                           1. Consolidated Balance Sheets as of March 31, 1995 and 1994

                           2. Consolidated Statements of Operations for each of the three years in the period ended March 31, 1995

                           3. Consolidated Statements of Stockholders' Equity for each of the three years in the period ended March 31, 1995

                           4. Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 1995

                           5.       Notes to Consolidated Financial Statements

                           6.       Report of Independent Public Accountants

                  2.       FINANCIAL STATEMENT SCHEDULES

                  The following consolidated financial statement schedules for each of the three years in the period ended March 31, 1994 are submitted herewith:

                           II       Valuation and Qualifying Accounts and
                                    Reserves

         Schedules not listed above have been omitted because they are not applicable or required, or information required to be set forth therein is included in the Consolidated Financial Statements, including the Notes thereto, incorporated herein by reference.

                  3.       EXHIBITS

                           The Exhibit Index begins on Page 22 hereof.

         (b) No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1995.

         (c)      See Item 14 (a) 3 above.

         (d)      See Item 14 (a) 2 above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    June 28, 1995.

DIGITAL MICROWAVE CORPORATION

By:    /s/ Richard C. Alberding       By:    /s/Clifford H. Higgerson
- ---------------------------------     --------------------------------
        Richard C. Alberding                 Clifford H. Higgerson
       Co-Chief Executive Officer           Co-Chief Executive Officer

                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS:

         That the undersigned officers and directors of Digital Microwave Corporation do hereby constitute and appoint Richard C. Alberding, Clifford H. Higgerson and Carl A. Thomsen, and each of them, the lawful attorney and agent or attorneys and agents with power and authority to do any and all acts and things and to execute any and all instruments which said attorneys and agents, or either of them, determine may be necessary or advisable or required to enable Digital Microwave Corporation to comply with the Securities and Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Form 10-K Report. Without limiting the generality of the foregoing power and authority, the powers include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Form 10-K report or amendment or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorneys and agents or either of them, shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his name.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates as indicated.


Signatures                                       Signing Capacity                                            Date
- -----------------------------------------------------------------------------------------------------------------------
 /s/ Richard C. Alberding               Co-Chief Executive Officer,  Director,                           June 28, 1995
     ---------------------                (Principal Executive Officer)
     Richard C. Alberding

 /s/ Clifford H. Higgerson              Co-Chief Executive Officer, Director,                             June 28, 1995
     ----------------------               (Principal Executive Officer)
     Clifford H. Higgerson

 /s/ Carl A. Thomsen                    Vice President, Chief Financial Officer & Secretary               June 28, 1995
     ----------------------               (Principal Financial and Accounting Officer)
     Carl A. Thomsen

 /s/ William E. Gibson                  President, DMC Telecom and Director                               June 28, 1995
     ----------------------
     William E. Gibson

 /s/ Jack M. Gill                       Director                                                          June 28, 1995
     ----------------------
     Jack M. Gill

 /s/ Billy B. Oliver                    Director                                                          June 28, 1995
     ----------------------
     Billy B. Oliver

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To:  Digital Microwave Corporation:

         We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Digital Microwave Corporation's Annual Report incorporated by reference in this Form 10-K, and have issued our report thereon dated May 8, 1995. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in item 14a(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                             ARTHUR ANDERSEN LLP

San Jose, California
May 8, 1995

                                   SCHEDULE II

DIGITAL MICROWAVE CORPORATION
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


(In thousands)
- ------------------------------------------------------------------------------------------
                                     Balance at     Charged to                Balance
                                     Beginning of   Costs and   Deductions/   at End
Description                          Period         Expenses    Write-off     of  Period
- ------------------------------------------------------------------------------------------
Year Ended March 31, 1995

               Allowance for
                   doubtful accounts       $3,240      $276      $2,103      $1,413


Year Ended March 31, 1994

              Allowance for
                    doubtful accounts      $3,067      $300      $  127      $3,240

              Accrued restructuring
                  charge                   $  617      $ 89      $  617        --



Year Ended March 31, 1993

               Allowance for
                   doubtful accounts       $2,430      $650      $   13      $3,067

               Accrued restructuring
                   charge                  $1,546      $ --      $  929      $  617

                                  EXHIBIT INDEX

EXHIBIT
NUMBER        DESCRIPTION

3.1 Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 33-13431) (reference is also made to Exhibit 4.2).

3.2           Amended and Restated Bylaws. (incorporated by reference to Exhibit
              3.2 to the Company's Annual Report on Form 10-K for the year ended March 31, 1993.)

4.1           Form of Common Stock Certificate (incorporated by reference to
              Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 1988).

4.2 Rights Agreement dated as of October 24, 1991 between the Company and Manufacturers Hanover Trust Company of California, including the Certificate of Designations for the Series A Junior Participating Preferred Stock (incorporated by reference to
              Exhibit 1 to the Company's Current Report on 8-K filed on November 5, 1991).

10.1+ Digital Microwave Corporation 1984 Stock Option Plan, as amended and restated on June 11, 1991. (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 1991).

10.2+ Form of Installment Incentive Stock Option Agreement (incorporated by reference to Exhibit 28.2 to the Company's Registration Statement on Form S-8 (File No. 33-43155).

10.3+ Form of installment Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 28.3 to the Company's Registration Statement on Form S-8 (File No. 33-43155)).

10.4* Private Label Agreement dated January 16, 1990 between the Company and the Network Systems Division of American Telephone & Telegraph Company. (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended March 31,
              1990).

10.5 Lease of premises located at 170 Rose Orchard Way, San Jose, California (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year-ended March 31,
              1991).

10.6 Lease of premises located at 130 Rose Orchard Way, San Jose, California. (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended March 31,
              1991).

10.7 Lease of premises located at 110 Rose Orchard Way, San Jose, California. (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended March 31,
              1991).

10.8 Microelectronics Technology, Inc. Stock Purchase Agreement dated as of March 9, 1984 (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (File No. 33-13431).

10.9 Microelectronics Technology, Inc. Development Agreement dated as of March 9, 1984 (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (File No. 33-13431).

10.10* Agreement dated July 17, 1990 between the Company and In-Flight Phone Corporation. (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended March 31, 1991).

10.11 Form of Indemnification Agreement between the Company and its directors and certain officers (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 (File No. 33-13431).

10.12* Technology Transfer & Marketing Agreement dated October 2, 1987 between Microelectronics Technology Inc. and the Company (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended March 31, 1988).

10.13* Business Agreement dated August 28, 1987 between Sungmi Telecom Electronics Co., Ltd. and the Company (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended March 31, 1988).

10.14* Technical License Agreement dated August 28, 1987 between Sungmi TeleCom Electronics Co., Ltd. and the Company (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended March 31, 1988).

 10.15 Agreement of Purchase and Sale of Stock dates as of March 29, 1989 between Optical Microwave Networks Inc. and the Company (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended March 31, 1989).

 10.16 Agreement of Purchase and Sale of Stock dated as of March 30, 1989 between the Company and Microelectronics Technology, Inc. (Taiwan) and Microelectronics Technology, Inc. (USA) (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended March 31, 1989).

10.17 Shareholders' Agreement of Optical Microwave Networks Inc. dated as of March 30, 1989 (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended March 31, 1989).

10.18 License Agreement dated as of March 30, 1989 among the Company, Optical Microwave Networks, Inc., Microelectronics Technology, Inc. (Taiwan) and Microelectronics Technology, Inc. (USA) (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended March 31, 1989).

10.19 Shareholders' Agreement of DMC TeleCom (Malaysia) Sdn.Bhd .dated as of February 9, 1991. (incorporated by reference to Exhibit
              10.19 to the Company's Annual Report on Form 10-K for the year ended March 31, 1991).

10.20 Technology Transfer Agreement dates as of February 9, 1991 between the Company and DMC TeleCom (Malaysia) Sdn. Bhd. (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended March 31, 1991).

10.21*        Teaming Agreement dated November 20, 1991 between DMC TeleCom U.K.
              Ltd. and AT&T Network Systems Deutschland GmbH. (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended March 31, 1992).

10.22 Loan and Security Agreement dated June 25, 1992 between the Company and CoastFed Business Credit Corporation. (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended March 31, 1992).

10.23 Accounts Collateral Security Agreement dated June 25, 1992 between the Company and CoastFed Business Credit Corporation. (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended March 31, 1992).

10.24 Letter of Credit Collateral Agreement dated June 25, 1992 between the Company and CoastFed Business Credit Corporation. (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended March 31, 1992).

10.25 Letter Agreement dated June 23, 1993 between the Company and CoastFed Business Credit Corporation (incorporated by reference to
              Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended March 31, 1993).

10.26* Product Acquisition Agreement dated as of September 23, 1992 between the Company and Microelectronics Technology, Inc. (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended March 31, 1993).

10.27* Product Acquisition Agreement dated as of December 28, 1992 between the Company and Microelectronics Technology, Inc. (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended March 31, 1993).

10.28* Teaming Agreement dated as of November 16, 1993 between the Company and Siemens AG (including the Supply Agreement dated November 16, 1993 between Siemens AG and E-Plus Mobilfunk GmbH). (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended March 31, 1994).

10.29 Amendment to Loan Documents between the Company and CoastFed Business Credit Corporation dated as of July 28, 1994 (incorporated by reference to Exhibit (1) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
              1994).

10.30 Amended and Restated Accounts and Inventory Collateral Security Agreement between the Company and CoastFed Business Credit Corporation dated as of July 28, 1994 (incorporated by reference to Exhibit (2) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.).

10.31 Loan Agreement dated October 28, 1994 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994).

10.32 Agreement on Exchange of Interim Equipment dated October 27, 1994 (incorporated by reference the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994).

10.33+        Digital Microwave Corporation 1994 Stock Incentive Plan.
              (incorporated by reference to the Registration Statement on Form S-8 filed with the Commission on October 17, 1994).

10.34 Loan and Security Agreement dated March 21, 1995 between the Company and Bank of the West.

10.35 Amendment to Security Agreement dated March 31, 1995 between the Company and Heller Financial, Inc.

13.1          Annual Report to Stockholders.

21.1 List of subsidiaries. (incorporated by reference to the Company's 1994 Annual Report on Form 10K for the year ended March 31, 1994).

23.1          Consent of Independent Public Accountants.

24.1          Power of Attorney (included on page 19 of this Annual Report on
              Form 10-K).

27.1          Financial data schedule

    +         Management Contract or Compensatory Plan or Arrangement.

    * Confidential treatment of certain portions of this exhibit has been requested.