Form 10-Q
period 1995-06-30
DIGITAL MICROWAVE CORP /DE/
filed 1995-08-10
CIK 812703

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended                           Commission file number:  0-15895
June 30, 1995

                          DIGITAL MICROWAVE CORPORATION
               (Exact name of registrant specified in its charter)

          Delaware                                             77-0016028
   (State or other jurisdiction                               (IRS employer
of incorporation or organization)                         identification number)

         170 Rose Orchard Way
             San Jose, CA                                      95134
(Address of Principal Executive Offices)                       (Zip Code)

Registrant's telephone number, including area code:             (408) 943-0777



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X       No
                               ---         ---
Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


            Class                          Outstanding at  July 31, 1995
------------------------------             -----------------------------
Common Stock - $0.01 par value                       13,586,190

                                   INDEX

                                                                                                      PAGE

COVER PAGE                                                                                              1

INDEX                                                                                                   2

PART 1 - FINANCIAL INFORMATION

         Item 1 - Financial Statements

                  Condensed Consolidated Balance Sheets                                                  3

                  Condensed Consolidated Statements of Operations                                        4

                  Condensed Consolidated Statements of Cash Flows                                        5

                  Notes to Condensed Consolidated Financial Statements                                   6-7

         Item 2 - Management's Discussion and Analysis of

                    Financial Condition and Results of Operations                                        8-10

PART II - OTHER INFORMATION

         Item 6 - Exhibits and Reports on Form 8-K                                                      11-18


SIGNATURE                                                                                               19

                         PART I - FINANCIAL INFORMATION
                          ITEM I - FINANCIAL STATEMENTS

                          DIGITAL MICROWAVE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


ASSETS                                                                           06/30/95         03/31/95
------                                                                           --------         --------
                                                                               (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                  $  3,625          $  1,919
     Restricted cash                                                                 658             1,100
     Accounts receivable - net                                                    35,038            32,513
     Inventories                                                                  45,981           E46,732
     Tax refund receivable                                                         1,820             1,820
     Other current assets                                                          4,985             4,524
                                                                                --------          --------
Total current assets                                                              92,107            88,608

PROPERTY AND EQUIPMENT, NET                                                       13,805            13,977
                                                                                --------          --------
     Total assets                                                               $105,912          $102,585
                                                                                ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Lines of credit                                                             $15,987           $11,731
     Current maturities of note payable                                            3,334             3,333
     Current maturities of capital lease obligations                                 783               776
     Accounts payable                                                             25,866            26,373
     Income taxes payable                                                          1,656             1,629
     Other accrued liabilities                                                    17,929            17,770
                                                                                --------          --------

                  Total current liabilities                                       65,555            61,612

LONG-TERM LIABILITIES:
     Note payable, net of current maturities                                       4,444             5,556
     Capital lease obligations, net of current maturities                            612               806
                                                                                --------          --------
                  Total liabilities                                               70,611            67,974
STOCKHOLDERS' EQUITY                                                              35,301            34,611
                                                                                --------          --------

     Total liabilities and stockholders' equity                                 $105,912          $102,585
                                                                                ========          ========

     See accompanying Notes to Condensed Consolidated Financial Statements

                          DIGITAL MICROWAVE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                          Three Months Ended
                                                               June 30,
                                                    ----------------------------
                                                       1995              1994
                                                    ----------        ----------
Net sales                                           $   39,693        $   34,280
Cost of sales                                           29,708            23,639
                                                    ----------        ----------
     Gross profit                                        9,985            10,641
                                                    ----------        ----------
OPERATING EXPENSES:
     Research and development                            2,952             2,659
     Selling, general and administrative                 6,473             5,850
                                                    ----------        ----------
                  Total operating expenses               9,425             8,509
                                                    ----------        ----------
                  Operating income                         560             2,132

OTHER INCOME (EXPENSE):
     Interest and other income (expense), net              380                25
     Interest expense                                     (671)              (76)
                                                    ----------        ----------
                  Income before provision for
                          income taxes                     269             2,081

Provision for income taxes                                  27               208
                                                    ----------        ----------

                  Net income                        $      242        $    1,873
                                                    ==========        ==========
Net income  per share                               $     0.02        $     0.14
                                                    ==========        ==========
Weighted average common  & common
     equivalent shares outstanding                      13,823            13,567
                                                    ==========        ==========


See accompanying Notes to Condensed Consolidated Financial Statements

                          DIGITAL MICROWAVE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                   Three Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                 1995             1994
                                                                 ----             ----
Cash flows from operating activities:

Net income                                                     $    242        $  1,873

Adjustments to reconcile net income
to net cash provided by (used for)
operating activities:
     Depreciation and amortization                                1,684           1,484
     Provision for valuation reserves                             1,070             407
     Provision for warranty reserve                                 282             434
     Changes in assets and liabilities:
        Increase in restricted cash                                 443            --
        Increase in accounts receivable                          (2,648)         (2,353)
        Increase in inventories                                    (162)         (3,949)
        Increase in other current assets                           (520)           (988)
        Decrease in accounts payable                               (507)           (803)
        Increase (decrease) in other accrued liabilities           (103)          4,170
                                                               --------        --------

Net cash (used for) provided by operating activities               (219)            275
                                                               --------        --------
Cash flows from investing activities:
     Purchases of property and equipment                         (1,541)         (1,678)
                                                               --------        --------

Cash flows from financing activities:
     Borrowings from (repayments) to bank - net                   3,145           2,000
     Payment of capital lease obligations                          (187)           (201)
     Sale of common stock                                           447             768
                                                               --------        --------
Net cash provided by financing activities                         3,405           2,567
                                                               --------        --------
Effect of exchange rate changes on cash                              61              (3)
                                                               --------        --------
Net increase in cash and cash equivalents                         1,706           1,161
Cash and cash equivalents at beginning of year                    1,919           3,362
                                                               --------        --------
Cash and cash equivalents at end of period                     $  3,625        $  4,523
                                                               ========        ========

See accompanying notes to Condensed Consolidated Financial Statements.

                                                                         5 of 19

                          DIGITAL MICROWAVE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

BASIS OF PRESENTATION

       The condensed consolidated financial statements include the accounts of Digital Microwave Corporation and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated.

       While the financial information furnished is unaudited, the financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in connection with the Digital Microwave Corporation financial statements included in the Company's annual report and Form 10-K for the year ended March 31, 1995.

CASH AND CASH EQUIVALENTS

       For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less from date of purchase to be cash equivalents.

RESTRICTED CASH AND INVESTMENTS

       The Company is required to segregate and maintain certain cash balances as security for letters of credit provided to secure performance or bid bonds under some of the Company's revenue contracts. As of June 30, 1995, the Company was required to segregate and maintain $0.7 million which is included as restricted cash in the accompanying balance sheet.

INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out) or market where cost includes material, labor and manufacturing overhead. Inventories consist of:


                                    (In thousands)
                            June 30, 1995  March 31, 1995
                            -------------  --------------
         Raw materials          17,551       $16,506
         Work in process        20,556        20,977
         Finished goods          7,874         9,249
                               -------       -------
                               $45,981       $46,732
                               =======       =======

NET INCOME PER SHARE

         Net income per share is computed using the weighted average number of common and common equivalent shares (stock options) outstanding during the period.

LITIGATION AND CONTINGENCIES

         The Company is subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, these proceedings will not have a material adverse effect on the financial position and results of operations of the Company.

RELATIONSHIP WITH E-PLUS MOBILFUNK GmbH (E-PLUS)

         In November 1993, the Company entered into an agreement with Siemens AG to supply SPECTRUMTM II digital microwave radios to E-Plus. As of March 31, 1995, the Company had not yet obtained acceptance of SPECTRUMTM II from E-Plus, and, as a result, recorded significant reserves for product discounts on interim equipment and other related costs. In July 1995, the Company received final acceptance from E-Plus, as well as, agreement to begin delivery and installation of the SPECTRUMTM II equipment.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth items from the Condensed Consolidated Statements of Operation as percentages of net sales:


                                       Three Months Ended
                                            June 30,
                                     -----------------------
                                        1995         1994
                                        ----         ----
Net sales                              100.0%        100.0%
Cost of sales                           74.8          69.0
                                        -----         -----
Gross profit                            25.2          31.0

Research & development                   7.5           7.7
Selling, general & administrative       16.3          17.1
                                        -----         -----

Operating income                         1.4           6.2

Other income (expense), net             (0.7)         (0.1)
                                        -----         -----

Income before tax                        0.7           6.1

Provision for income taxes               0.1           0.6
                                        -----         -----

Net income                               0.6%          5.5%
                                        =====         =====

Net sales in the first quarter of fiscal year 1996 were $39.7 million, a 16% increase from $34.3 million reported in the same quarter of fiscal year 1995. The increase was primarily due to higher product shipment resulting from higher shippable backlog at the beginning of the quarter.

During the first quarter, the Company received $36.0 million in bookings shippable over the next twelve months. The twelve month backlog at the end of June 30, 1995 was $87.0 million compared to $93.0 million at March 31, 1995 and $80.5 million at June 30, 1994. Of the $87.0 million backlog at June 30, 1995, $12.9 million relates to orders under the E-Plus contract.

Gross margin as a percentage of net sales for the first quarter of fiscal 1996 was 25.2% compared to 31.0% in the similar quarter of fiscal 1995. These lower margins were due to ongoing pricing pressure, shipments of interim product to E-Plus at no margin due to delays in acceptance of SPECTRUMTM II equipment, higher costs related to provisions for excess and obsolete inventory, rework expenses and manufacturing costs related to the startup of SPECTRUMTM II production.

Research and development expenses were $3.0 million in the first quarter of fiscal 1996 compared to $2.7 million in the same quarter of fiscal 1995. The increase of $0.3 million was primarily due to the continued development efforts on the SpectrumTM II product line. The Company expects spending for research and development to continue to increase throughout fiscal 1996 as it believes its success in the market is dependent upon the timely development and introduction of high quality new products. As a percentage of sales, research and development expenses decreased slightly from 7.7% in the first quarter of fiscal 1995 to 7.5% in the similar quarter of fiscal 1996 as a result of higher sales.

Selling, general and administrative expenses in the first quarter of fiscal 1996 increased to $6.5 from $5.8 million in the first quarter of fiscal 1995. The increase was the result of investments in sales and sales support personnel in Asia and South America. As a percentage of sales, spending decreased from 17.1% in the first quarter of fiscal 1995 to 16.3% in the first quarter of fiscal 1996 primarily as a result of higher sales. The Company expects selling, general and administrative expenses to increase from itOs current level in order to support the SpectrumTM II introduction and continuous spending in Asia.

Other income (expense), net, was 0.7% expense in the first quarter of fiscal 1996 compared to 0.1% of expense in the same quarter of fiscal 1995. This was attributable to the increase in interest expense on the line of credit and note payable. Other income increased due to favorable foreign exchange gains related to receivables denominated in foreign currencies due to the weakening of the U.S. dollar.

The Company's effective tax rate for both the first quarter of fiscal 1996 and 1995 was 10%. This is less than the statutory rate primarily because of the realization of certain temporary differences and the reversal of the related valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Total assets of $105.9 million at June 30, 1995 increased by approximately $3.3 million from $102.6 million at March 31, 1995, principally due to increases in cash and accounts receivable. Accounts receivable increased from $32.5 million at March 31, 1995 to $35.0 million at June 30, 1995 due to higher sales.

Total liabilities increased by $2.6 million from $68.0 million at March 31, 1995 to $70.6 million at June 30, 1995 primarily due to borrowings of $4.3 million under existing lines of credit. This was offset by payments of $1.1 million on notes payable and lower accounts payable of $0.5 million.

At June 30, 1995, the Company's principal sources of liquidity consisted of $3.6 million in cash and revolving bank credit facilities that provide up to $35.0 million in credit, of which approximately $25.0 million was available. Of the $25.0 million available credit, $16.0 million was outstanding at June 30, 1995.

The Company's lines of credit and term note payable require the maintenance of certain financial covenants, including minimum tangible net worth and profitability requirements. As of June 30, 1995, the Company was in compliance with the covenants.

The Company expects to require additional financing, including possibly equity financing , in the current fiscal year to provide liquidity and to maintain compliance with covenants in existing credit agreements. Management believes that additional financing can be obtained; however, there can be no assurance that financing will be available to meet future needs or that the Company will continue to maintain compliance with its debt covenants. In the event that additional financing is not available, management will implement plans to reduce the CompanyOs cash requirements through a combination of reductions in working capital expenditures, equipment purchases and operating expenditures. Management believes these plans combined with existing cash balances and other sources of liquidity will be sufficient to maintain compliance with existing loan covenants and enable the Company to meet its cash requirements through fiscal 1996; however, there can be no assurance that the Company can implement these plans or that it can do so without adversely impacting the Company's operations.

                           PART II - OTHER INFORMATION

                    Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits:   For a list of exhibits to this Form 10Q, see the exhibit index located on pages 12 to 15.

(b) Report on Form 8-K:  None

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

4.2 Rights Agreement dated as of October 24, 1991 between the Company and Manufacturers Hanover Trust Company of California, including the Certificate of Designations for the Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 1 to the CompanyOs Current Report on 8-K filed on November 5, 1991).

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

10.28* Teaming Agreement dated as of November 16, 1993 between the Company and Siemens AG (including the Supply Agreement dated November 16, 1993 between Siemens AG and E-Plus Mobilfunk GmbH). (incorporated by reference to Exhibit 10.29 to the CompanyOs Annual Report on Form 10-K for the year ended March 31, 1994).

10.29 Amendment to Loan Documents between the Company and CoastFed Business Credit Corporation dated as of July 28, 1994 (incorporated by reference to Exhibit (1) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994).

10.30 Amended and Restated Accounts and Inventory Collateral Security Agreement between the Company and CoastFed Business Credit Corporation dated as of July 28, 1994 (incorporated by reference to Exhibit (2) to the CompanyOs Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.).

10.31      Loan Agreement dated October 28, 1994 (incorporated by reference to
           Exhibit 10.1 to the CompanyOs Quarterly Report on Form 10-Q for the quarter ended December 31, 1994).

10.32 Agreement on Exchange of Interim Equipment dated October 27, 1994 (incorporated by reference to the CompanyOs Quarterly Report on Form 10-Q for the quarter ended December 31, 1994).

10.33+ Digital Microwave Corporation 1994 Stock Incentive Plan. (incorporated by reference to the Registration Statement on Form S-8 filed with the Commission on October 17, 1994).

10.34 Loan Agreement dated March 21, 1995 between the Company and Bank of the West (incorporated by reference to Exhibit 10.34 to the CompanyOs Annual Report on Form 10-K for the year ended March 31, 1995).

10.35 Amendment to Loan Agreement dated March 31, 1995 between the Company Heller Financial, Inc. (incorporated by reference to Exhibit 10.35 to the CompanyOs Annual Report on Form 10-K for the year ended March 31,
           1995).

10.36 Amendment to Loan Agreement dated April 4, 1995, between the Company and CoastFed Business Credit Corporation.

27.1       Financial data schedule

   +       Management Contract or Compensatory Plan or Arrangement.

   * Confidential treatment of certain portions of this exhibit has been requested.

[COAST LOGO]

                          AMENDMENT TO LOAN DOCUMENTS

BORROWER:   DIGITAL MICROWAVE CORPORATION
ADDRESS:    170 ROSE ORCHARD WAY
            SAN JOSE, CALIFORNIA

DATE:       APRIL 4, 1995


        THIS AMENDMENT TO LOAN DOCUMENTS is entered into between COASTFED BUSINESS CREDIT CORPORATION ("Coast"), whose address is 12121 Wilshire Blvd., Suite 1111, Los Angeles, California and the borrower named above (the "Borrower"), with reference to the following facts:

        A. The parties entered into that certain Loan and Security Agreement dated June 25, 1992 (as amended, the "Loan Agreement"), and that certain Amended and Restated Accounts Collateral Security Agreement, dated March 14, 1995 (as amended, the "Accounts Agreement"), and that certain Letter of Credit Collateral Agreement, dated June 25, 1992 (the "LC Agreement"). (This Amendment, the Loan Agreement, the Accounts Agreement, the LC Agreement, all prior amendments signed by Borrower and Coast, and all other written documents and agreements between Coast and the Borrower are referred to herein collectively as the "Loan Documents". Capitalized terms used but not defined in this Amendment, shall have the meanings set forth in the Loan Agreement.)

        B.  The Parties desire to amend the Loan Documents as herein set forth.

        The parties agree as follows:

1. EXTENSION. The term of the Loan Agreement is hereby extended for one year, and accordingly, the date "June 30, 1995" in Section 8 of the Loan Agreement is hereby amended by replacing said date with the date "June 30, 1996".

2. AMENDMENTS TO ACCOUNTS AGREEMENT. The Accounts Agreement is amended as follows:

(a) Section 2.4 of the Accounts Agreement which presently reads as follows:

                "2.4 THE STREAMLINED FACILITY. Loans under the Streamlined Facility shall be in an amount up to 50% of the Net Amount of each Eligible Account, but in no event shall the Borrower's Accounts Loan Balance during any calendar quarter in which the Streamlined Facility is in effect exceed $10,000,000. If Borrower's Accounts Loan Balance shall at any time exceed either said percentage or said dollar amount, CoastFed, in its sole and absolute discretion, may require Borrower to repay such excess to CoastFed upon demand, or require Borrower to immediately deliver such additional security to CoastFed as may be satisfactory to CoastFed."

is amended to read as follows:

        "2.4    THE STREAMLINED FACILITY.   Loans under the Streamlined
     Facility shall be in an amount up to the following:

        "(a)     up to 80% of the Net Amount of each Eligible Account; plus

        "(b)     up to the lesser of (i) 25% of value of Borrower's Eligible
     Inventory, or (ii) $5,000,000.

     "If Borrower's Accounts Loan Balance or Inventory Loan Balance shall at any time exceed the foregoing percentages or dollar amounts, CoastFed, in its sole and absolute discretion, may require Borrower to repay such excess to CoastFed upon demand. Borrower shall execute a Designation of Inventory describing the Inventory and setting forth the value thereof, in form and substance satisfactory to CoastFed, prior to any Loans being made with respect to Inventory pursuant to this Section 2.4. As provided above in
     Section 1.2(e), in all said Designations of Inventory and in all other reports Borrower provides to CoastFed with respect to Borrower's Inventory, Borrower shall clearly delineate and exclude Inventory which is Bank Collateral. As used in Section 2.4(b) above, "value" of Inventory means Borrower's cost thereof or the wholesale market value thereof, whichever is lower."

(b) Section 2.6 of the Accounts Agreement which presently reads as follows:

         "2.6    LOAN BALANCES.   The aggregate amount of Borrower's outstanding
     indebtedness to CoastFed on account of Loans made pursuant to Section 2.4 or 2.5(a) above shall be referred to herein as "Borrower's Accounts Loan Balance." The aggregate amount of Borrower's outstanding indebtedness to CoastFed on account of Loans made pursuant to Section 2.5(b) above shall be referred to herein as "Borrower's Inventory Loan Balance."

is amended to read as follows:

         "2.6    LOAN BALANCES.   The aggregate amount of Borrower's
     outstanding indebtedness to CoastFed on account of Loans made pursuant to
     Section 2.4(a) or 2.5(a) above shall be referred to herin as "Borrower's Accounts Loan Balance." The aggregate amount of Borrower's outstanding indebtedness to CoastFed on account of Loans made pursuant to Section 2.4(b) or 2.5(b) above shall be referred to herein as "Borrower's Inventory Loan Balance."

     (c) The sentence in Section 7.5 of the Accounts Agreement which presently reads as follows:

     "Borrower shall not sell, lease or otherwise transfer or dispose of any of the Inventory, other than sales in the ordinary course of its business; provided that in no event shall Borrower make any sales of Inventory which would result in Borrower's Inventory Loan Balance exceeding the percentages of value of the Inventory set forth in Section 2.5 above."

is amended by changing "Section 2.5" therein to read: "Section 2.4 or 2.5".

3.   EFFECTIVE DATE.    All of the amendments to the Loan Documents provided
herein shall be effective on the date hereof.

4. REPRESENTATIONS TRUE. Borrower represents and warrants to Coast that all representations and warranties set forth in the Loan Agreement, as amended hereby, are true and correct.

5. GENERAL PROVISIONS. This Amendment, the Loan Agreement, any prior written amendments to the Loan Agreement signed by Coast and the Borrower, and the other written documents and agreements between Coast and the Borrower set forth in full all of the representations and agreements of the parties with respect to the subject matter hereof and supersede all prior discussions, representations, agreements and understandings between the parties with respect to the subject hereof. Except as herein expressly amended, all of the terms and provisions of the Loan Agreement, and all other documents and agreements between Coast and the Borrower shall continue in full force and effect and the same are hereby ratified and confirmed.

  Borrower:                            Coast:

  DIGITAL MICROWAVE CORPORATION        COASTFED BUSINESS CREDIT CORPORATION


  By       Carl A. Thomsen             By             Bay Fetner
     ----------------------------         ---------------------------------
            Vice President             Title        Vice President
                                             ------------------------------
  By
     ----------------------------
     Secretary or Ass't Secretary

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DIGITAL MICROWAVE CORPORATION

Date: August 10, 1995                 By /s/   Carl A. Thomsen
                                         ------------------------------
                                               Carl A. Thomsen

                                      Vice President and Chief Financial Officer