Form 10-Q
period 1995-09-30
DIGITAL MICROWAVE CORP /DE/
filed 1995-11-14
CIK 812703

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended                       Commission file number: 0-15895
September 30, 1995


                         DIGITAL MICROWAVE CORPORATION
              (Exact name of registrant specified in its charter)

                    Delaware                                      77-0016028
------------------------------------------------            ----------------------
  (State or other jurisdiction                                   (IRS employer
of incorporation or organization)                           identification number)

         170 Rose Orchard Way
             San Jose, CA                                          95134
------------------------------------------------            ------------------
(Address of Principal Executive Offices)                         (Zip Code)

Registrant's telephone number, including area code:           (408) 943-0777
                                                            ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes    X                 No
                         -------                   -------

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

           Class                          Outstanding at October 31, 1995
------------------------------            -------------------------------
Common Stock - $0.01 par value                       15,762,592

                                     INDEX

                                                                                          PAGE
COVER PAGE                                                                                  1

INDEX                                                                                       2

PART 1 - FINANCIAL INFORMATION


         Item 1 - Financial Statements

                 Condensed Consolidated Balance Sheets                                      3

                 Condensed Consolidated Statements of Operations                            4

                 Condensed Consolidated Statements of Cash Flows                            5

                 Notes to Condensed Consolidated Financial Statements                     6-7

         Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                          8-10

PART II - OTHER INFORMATION

         Item 4 - Submission of Matters to a Vote of Security Holders                      11

         Item 6 - Exhibits and Reports on Form 8K                                       12-15


SIGNATURE                                                                                  16

                         PART I - FINANCIAL INFORMATION
                         ITEM I - FINANCIAL STATEMENTS

                         DIGITAL MICROWAVE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

ASSETS                                                                       09/30/95           03/31/95
------                                                                       --------           --------
                                                                            (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                $  3,169           $  1,919
    Restricted cash                                                               707              1,100
    Accounts receivable - net                                                  36,453             32,513
    Inventories                                                                42,323             46,732
    Other current assets                                                        4,742              6,344
                                                                              -------           --------
        Total current assets                                                   87,394             88,608

PROPERTY AND EQUIPMENT, NET                                                    14,576             13,977
                                                                             --------           --------
    Total assets                                                             $101,970           $102,585
                                                                             ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
    Lines of credit                                                          $  2,224            $11,731
    Current maturities of note payable                                          3,333              3,333
    Current maturities of capital lease obligations                             1,073                776
    Accounts payable                                                           15,813             26,373
    Income taxes payable                                                        1,786              1,629
    Other accrued liabilities                                                  17,343             17,770
                                                                              -------           --------
        Total current liabilities                                              41,572             61,612

LONG-TERM LIABILITIES:
    Note payable, net of current maturities                                     3,611              5,556
    Capital lease obligations, net of current maturities                        1,121                806
                                                                              -------          ---------
    Total liabilities                                                          46,304             67,974
STOCKHOLDERS' EQUITY                                                           55,666             34,611
                                                                               ------             ------

    Total liabilities and stockholders' equity                               $101,970           $102,585
                                                                             ========           ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                         DIGITAL MICROWAVE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                                         Three Months Ended            Six Months Ended
                                                            September 30,                September 30,
                                                        ---------------------        ------------------
                                                         1995          1994           1995         1994
                                                         ----          -----         -----         ----
Net sales                                              $41,792       $37,088         $81,485      $71,368
Cost of sales                                           31,544        26,209          61,252       49,848
                                                       -------       -------         -------      -------

    Gross profit                                        10,248        10,879          20,233       21,520
                                                       -------       -------         -------      -------

OPERATING EXPENSES:
    Research and development                             2,884         2,654           5,836        5,313
    Selling, general and administrative                  6,870          5,720         13,343       11,570
                                                       -------       -------         -------      -------

                 Total operating expenses                9,754          8,374         19,179       16,883
                                                       -------       -------         -------      -------

                 Operating income                          494         2,505           1,054        4,637

OTHER INCOME (EXPENSE):
    Interest and other income, net                         376           144             756          169
    Interest expense                                      (570)          (71)         (1,241)        (147)
                                                       -------       -------         -------      -------

                 Income before provision for
                 income taxes                              300         2,578             569        4,659

Provision for income taxes                                  30           258              57          466
                                                       -------       -------         -------      -------


                 Net income                           $    270     $   2,320         $   512       $4,193
                                                      ========     =========         =======       ======

Net income  per share                                  $  0.02     $    0.17        $   0.04       $ 0.31
                                                      ========    ==========        ========       ======

Weighted average common  & common
    equivalent shares outstanding                       14,784        13,832          14,312       13,709
                                                        ======        ======          ======       ======


See accompanying Notes to Condensed Consolidated Financial Statements.

                         DIGITAL MICROWAVE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                            Six Months Ended
                                                                                              September 30,
                                                                                       --------------------------
                                                                                          1995             1994
                                                                                          ----             ----
Cash flows from operating activities:
Net income                                                                             $    512         $   4,193
    Adjustments to reconcile net income
    to net cash provided by (used for)
    operating activities:
    Depreciation and amortization                                                         3,295             2,957
    Provision for valuation reserves                                                      1,611               684
    Provision for warranty reserve                                                          736               934
    Changes in assets and liabilities:
       Decrease (increase) in restricted cash                                               393              (400)
       (Increase) in accounts receivable                                                 (4,161)           (4,572)
       Decrease (increase) in inventories                                                 3,048            (7,015)
       Decrease (increase) in other current assets                                        1,522              (558)
       (Decrease) increase in accounts payable                                           (5,560)            2,182
       Decrease in accrued lawsuit                                                            -           (10,511)
       (Decrease) increase in other accrued liabilities                                    (856)            5,220
                                                                                        --------           ------

Net cash provided by (used for) operating activities                                        540            (6,886)
                                                                                        -------            -------

Cash flows from investing activities:
    Purchases of property and equipment                                                 ( 2,886)           (3,128)
                                                                                        --------            ------


Cash flows from financing activities:
    Borrowings from (repayments to) bank - net                                          (11,452)            7,000
    Payment of capital lease obligations                                                   (451)             (362)
    Sale of common stock                                                                 15,393             2,138
                                                                                         ------             -----

Net cash provided by financing activities                                                 3,490             8,776
                                                                                        -------            ------

Effect of exchange rate changes on cash                                                     106                33
                                                                                        --------           ------

Net increase in cash and cash equivalents                                                 1,250            (1,205)
Cash and cash equivalents at beginning of year                                            1,919             3,362
                                                                                       --------             -----

Cash and cash equivalents at end of period                                               $3,169            $2,157
                                                                                        =======            ======

See accompanying Notes to Condensed Consolidated Financial Statements.

                         DIGITAL MICROWAVE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

BASIS OF PRESENTATION

      The condensed consolidated financial statements include the accounts of Digital Microwave Corporation and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated.

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

RESTRICTED CASH AND INVESTMENTS

      The Company is required to segregate and maintain certain cash balances as security for letters of credit provided to secure performance or bid bonds under some of the Company's revenue contracts. As of September 30, 1995, the Company was required to segregate and maintain $0.7 million which is included as restricted cash in the accompanying balance sheet.

INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out) or market where cost includes material, labor and manufacturing overhead. Inventories consist of:

                                                                (In thousands)
                                                Sept 30, 1995                  March 31, 1995
                                                -------------                  --------------
                                                 (Unaudited)
         Raw materials                             $15,720                         $ 16,506
         Work in process                            19,849                           20,977
         Finished goods                              6,754                            9,249
                                                   -------                          -------
                                                   $42,323                          $46,732
                                                   =======                          =======

NET INCOME PER SHARE

         Net income per share is computed using the weighted average number of common and common equivalent shares (stock options) outstanding during the period (using the treasury stock method). Fully diluted net income per share is substantially the same as primary net income per share.

LITIGATION AND CONTINGENCIES

         The Company is subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, these proceedings will not have a material adverse effect on the financial position and results of operations of the Company.

RELATIONSHIP WITH E-PLUS MOBILFUNK GmbH (E-PLUS)

         In November 1993, the Company entered into an agreement with Siemens AG to supply SPECTRUMTM II digital microwave radios to E-Plus. As of March 31, 1995, the Company had not yet obtained acceptance of SPECTRUMTM II from E-Plus, and, as a result, recorded significant reserves for product discounts on interim equipment and other related costs. In July 1995, the Company received final acceptance from E-Plus, as well as agreement to begin delivery and installation of the SPECTRUMTM II equipment.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth items from the Condensed Consolidated Statements of Operation as percentages of net sales:

                                                  Three Months Ended               Six Months Ended
                                                     September 30,                   September 30,
                                                -----------------------          ----------------------
                                                 1995            1994             1995            1994
                                                 ----            ----             ----            ----
Net sales                                       100.0%           100.0%           100.0%          100.0%
Cost of sales                                    75.5             70.7             75.2            69.8
                                                -----            -----            -----           -----
Gross profit                                     24.5             29.3             24.8            30.2

Research & development                            6.9              7.1              7.1             7.5
Selling, general & administrative                16.4             15.4             16.4            16.2
                                                -----            -----            -----           -----

Operating income                                  1.2              6.8              1.3             6.5

Other income (expense), net                      (0.5)             0.2             (0.6)            -
                                                -----            -----            -----           -----

Income before tax                                 0.7              7.0              0.7             6.5

Provision for income taxes                        0.1              0.7              0.1             0.6
                                                -----            -----            -----           -----

          Net income                              0.6%             6.3%             0.6%            5.9%
                                                =====            =====            =====           =====

Net sales for the second quarter of fiscal year 1996 were $41.8 million, a 13% increase from $37.1 million reported in the same quarter of fiscal year 1995. For the first six months of fiscal 1996, net sales increased to $81.5 million, as compared to $71.4 million in the same period of fiscal year 1995. The increase in sales were primarily attributable to higher product shipments resulting from a higher shippable backlog. Also, the Company began shipping SPECTRUM TM II to E-Plus at manufacturing volume after it received customer product approval in July 1995 which resulted in $4.0 million of revenue during the second quarter of fiscal 1996.

During the second quarter, the Company received $33 million in bookings shippable over the next twelve months. Bookings for the first six months of fiscal year 1996 totaled $69 million compared to $82 million in the same period of the prior fiscal year. The lower bookings were due to primarily to delays in the receipt of orders particularly in the Asia Pacific and Latin America regions and the delay in the customer approval of SPECTRUM TM II product. As a result of this, the Company expects short-term decline in revenue and possibly a loss from operations in the third quarter of fiscal 1996. In addition, revenue for the fourth quarter of fiscal 1996 will be dependent upon the
booking levels in the third quarter.   The twelve month backlog at the end of
September 30, 1995 was $76 million, compared to $87 million at June 30, 1995. Of the $76 million backlog at September 30, 1995, $14.6 million relates to orders under the E-Plus contract.

Gross margin as a percentage of net sales for the second quarter of fiscal 1996 was 24.5% compared to 29.3% in the similar quarter of fiscal 1995. For the first half of fiscal 1996, gross margin was 24.8% compared to 30.2% in the similar period of fiscal 1995. The lower margins for the periods under comparison were due primarily to the continued shipments of interim product to E-Plus of $3.6 million and $6.1 million in the second quarter and six months respectively of fiscal 1996, at no or nominal margin as a result of delays in acceptance of SPECTRUM TM II equipment, higher costs related to provision for excess and obsolete inventory, rework expenses and costs related to the startup of SPECTRUM TM II production and ongoing pricing pressures. As mentioned earlier, the company received approval from E-Plus in July 1995 to begin shipping SPECTRUM TM II; however, approximately $1.8 million of interim product will also be shipped to E-Plus at nominal margins during the third quarter ending December 31, 1995 to complete certain subnetworks.

Research and development expenses were $2.9 million in the second quarter of fiscal 1996, an increase of $0.2 million, over the same period of fiscal year 1995. For the first half of fiscal 1996, the company spent $5.8 million in research and development compared to $5.3 million in the same period of last fiscal year. As a percentage of net sales, research and development expenses decreased to 6.9% in the second quarter of fiscal year 1996 from 7.1% in the comparable quarter of fiscal 1995 due to higher sales levels. For the first six months of fiscal 1996, research and development expenses as a percentage of sales were 7.1% compared to 7.5% in the first six months of fiscal 1995. The decrease was also attributable to higher sales levels. In absolute dollars, research & development expenses increased by $0.2 million in the quarterly comparison and $0.5 million in the first half comparison.

Selling, general and administrative expenses in the second quarter of fiscal 1996 were $6.9 million compared to $5.7 million of the similar period of fiscal 1995. For the first half of fiscal 1996, selling, general and administrative expenses were $13.3 compared to $11.6 million in the first half of fiscal 1995. The increase was the result of continued investments in sales and sales support in Asia and South America and other various expenses associated with the administrative function. As a percentage of net sales, expenses increased in the second quarter of fiscal 1996 to 16.4% from 15.4% in the similar period in fiscal 1995 while on a six month basis, the percentage was flat at 16% in fiscal 1996 as compared to fiscal 1995.

Interest and other income net, was $0.4 million in the second quarter of fiscal 1996 compared to $0.1 million in the same quarter of fiscal 1995. For the six months, interest and other income, net, was $0.8 million income compared to $0.2 million income during the similar period in fiscal 1995. The increase for both periods was attributable to favorable foreign exchange gains related to receivables denominated in foreign currencies due to the weakening of the U.S. dollar.

Interest expense in the second quarter of fiscal 1996 was $0.6 million compared to $0.1 million in the similar period of fiscal 1995. For the first half of fiscal 1996, interest expense was $1.2 million compared to $0.1 in the same period of fiscal 1995. The increase was attributable to the increase in principal balances outstanding on the line of credit and note payable.

The Company's effective tax rate for both the second quarter of fiscal 1996 and 1995 was 10%. This is less than the statutory rate primarily because of the realization of certain temporary differences and the reversal of the related valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Total assets of $102.0 million at September 30, 1995 decreased by approximately $0.6 million from $102.6 million at March 31, 1995, principally due to decreases in inventory and other current assets. Accounts receivable increased from $32.5 million at March 31, 1995 to $36.5 million at September 30, 1995 due principally to higher sales.

Total liabilities decreased by $21.7 million from $68.0 million at March 31, 1995 to $46.3 million at September 30, 1995 primarily due to a reduction of $11.5 million in outstanding balances on the line of credit and note payable and a reduction of $10.6 million in accounts payable. The reductions were funded primarily from the proceeds of an overseas private placement of approximately $19.1 million which were received in the form of a reduction in the Company's trade payable to one investor of $5.0 million and cash proceeds of $14.1 million from the remaining investors. The private placement was also the primary factor in the increase of stockholders' equity from $34.6 million at March 31, 1995 to $55.7 million at September 30, 1995. The private placement was completed on August 22, 1995 and 2,063,982 shares of common stock were sold to investors outside the United States.

At September 30, 1995, the Company's principal sources of liquidity consisted of $3.2 million in cash and revolving bank credit facilities that provide up to $35.0 million in credit, of which approximately $28.5 million was available. Of the $28.5 million of available credit, $2.2 million was outstanding at September 30, 1995.

The Company's lines of credit and term note payable require the maintenance of certain financial covenants, including minimum tangible net worth and profitability requirements. As of September 30, 1995, the Company was in compliance with the covenants.

The Company believes that the liquidity provided by existing cash balances, anticipated future cash flows from operations, and the company's existing borrowing arrangements will be sufficient to meet both working capital and capital expenditure requirements for the remainder of fiscal 1996.

PART II - OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      The Company held an Annual Meeting of Stockholders on July 26, 1995.

(b) At the Annual Meeting of Stockholders, the following directors were elected:


                                                                 Votes
                                                                 -----

                                                  For                     Withheld
                                                  ---                     --------
         Charles D. Kissner                      12,139,204                   115,664
         William E. Gibson                       12,139,404                   115,464
         Richard C. Alberding                    12,138,904                   116,264
         Clifford H. Higgerson                   12,139,704                   115,764
         Billy B. Oliver                         12,138,904                   115,964

(c) At the Annual Meeting of Stockholders, the following additional matter was voted upon:


         (1) A proposal to ratify the selection of Arthur Andersen LLP as independent public accountants for fiscal year 1996.

                 Affirmative votes:                       12,197,926
                 Negative votes:                              21,040
                 Abstain:                                     36,202
                 Non-votes:                                       -


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8K

 (a)     Exhibits

         For a list of exhibits to this Form 10-Q, see exhibit index located on page 12.

(b)      Reports on Form 8-K.

         Current Report on Form 8-K dated July 10, 1995 was filed reporting information under Item 5.

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

10.32        Agreement on Exchange of Interim Equipment dated October 27, 1994 (incorporated by reference to the Company's
             Quarterly Report on Form 10-Q for the quarter ended December 31, 1994).

10.33+       Digital Microwave Corporation 1994 Stock Incentive Plan. (incorporated by reference to the Registration Statement on
             Form S-8 filed with the Commission on October 17, 1994).

10.34        Loan Agreement dated March 21, 1995 between the Company and Bank of the West (incorporated by reference to Exhibit
             10.34 to the Company's Annual Report on Form 10-K for the year ended March 31, 1995).

10.35        Amendment to Loan Agreement dated March 31, 1995  between the Company Heller Financial, Inc. (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended March 31, 1995).

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



                                        DIGITAL MICROWAVE CORPORATION




Date:    November 14, 1995              By    /s/   Carl A. Thomsen
                                          ------------------------------------
                                                    Carl A. Thomsen
                                        Vice President and Chief Financial
                                                        Officer

                                EXHIBIT INDEX

EX. 27.1        Financial Data Schedule