Form 10-Q
period 1995-12-31
DIGITAL MICROWAVE CORP /DE/
filed 1996-02-14
CIK 812703

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended                               Commission file number:  0-15895
December 31, 1995
-----------------


                         DIGITAL MICROWAVE CORPORATION
                         -----------------------------
              (Exact name of registrant specified in its charter)


            Delaware                                            77-0016028
---------------------------------                              -------------
  (State or other jurisdiction                                 (IRS employer
of incorporation or organization)                         identification number)

          170 Rose Orchard Way
             San Jose, CA                                           95134
----------------------------------------                         ----------
(Address of Principal Executive Offices)                         (Zip Code)

Registrant's telephone number, including area code:  (408) 943-0777
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X          No
                               ---            ---

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding at  January 31, 1996
------------------------------                  --------------------------------
Common Stock - $0.01 par value                              15,814,265

                                     INDEX


                                                                        PAGE
COVER PAGE                                                                 1

INDEX                                                                      2

PART 1 - FINANCIAL INFORMATION


         Item 1 - Financial Statements

                 Condensed Consolidated Balance Sheets                     3

                 Condensed Consolidated Statements of Operations           4

                 Consolidated Statements of Cash Flows                     5

                 Notes to Condensed Consolidated Financial Statements    6-8

         Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         9-13

PART II - OTHER INFORMATION

         Item 6 - Exhibits and Reports on Form 8K                      14-15

SIGNATURE                                                                 16

                         PART I - FINANCIAL INFORMATION

                         DIGITAL MICROWAVE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS


ASSETS                                                                      12/31/95          03/31/95
------                                                                      --------          --------
                                                                           (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                $  2,176         $  1,919
    Restricted cash                                                               713            1,100
    Accounts receivable - net                                                  30,670           32,513
    Inventories                                                                36,536           46,732
    Other current assets                                                        3,702            6,344
                                                                             --------         --------
         Total current assets                                                  73,797           88,608

PROPERTY AND EQUIPMENT, NET                                                    15,355           13,977
                                                                             --------         --------
    Total assets                                                             $ 89,152         $102,585
                                                                             ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
    Lines of credit                                                          $  2,035         $ 11,731
    Current maturities of note payable                                          3,333            3,333
    Current maturities of capital lease obligations                             1,010              776
    Accounts payable                                                           12,680           26,373
    Income taxes payable                                                        1,195            1,629
    Other accrued liabilities                                                  15,922           17,770
                                                                             --------         --------
         Total current liabilities                                             36,175           61,612

LONG-TERM LIABILITIES:
    Note payable, net of current maturities                                     2,778            5,556
    Capital lease obligations, net of current maturities                          909              806
                                                                             --------         --------
         Total liabilities                                                     39,862           67,974

STOCKHOLDERS' EQUITY                                                           49,290           34,611
                                                                             --------         --------

    Total liabilities and stockholders' equity                               $ 89,152         $102,585
                                                                             ========         ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                         DIGITAL MICROWAVE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                                         Three Months Ended             Nine Months Ended
                                                             December 31,                  December 31,
                                                       ----------------------        ---------------------
                                                        1995           1994            1995         1994
                                                       -------        -------        --------     --------
Net sales                                              $32,698        $48,921        $114,183     $120,289
Cost of sales                                           32,329         36,691          93,581       86,539
                                                       -------        -------        --------     --------

Gross margin                                               369         12,230          20,602       33,750
                                                       -------        -------        --------     --------

Operating Expenses:
    Research and development                             2,731          2,910           8,567        8,223
    Selling, general and administrative                  6,936          5,998          20,279       17,568
                                                       -------        -------        --------     --------

    Total operating expenses                             9,667          8,908          28,846       25,791
                                                       -------        -------        --------     --------

Operating income (loss)                                 (9,298)         3,322          (8,244)       7,959

Other income (expense):
Interest and other income (expense), net                   853           (177)          1,609           (8)
Interest expense                                          (287)           (77)         (1,528)        (224)
                                                       -------        -------        --------     --------

Income (loss) before provision
(credit) for income taxes                               (8,732)         3,068          (8,163)       7,727

Provision (credit) for income taxes                     (2,010)           307          (1,953)         773
                                                       -------        -------        --------     --------

Net income (loss)                                      $(6,722)       $ 2,761        $ (6,210)    $  6,954
                                                       =======        =======        ========     ========

Net income (loss) per share                            $ (0.43)       $  0.20        $  (0.43)    $   0.50
                                                       =======        =======        ========     ========

Weighted average common  & common
    equivalent shares outstanding                       15,772         13,955          14,592       13,798
                                                       =======        =======        ========     ========


See accompanying Notes to Condensed Consolidated Financial Statements.

                         DIGITAL MICROWAVE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                 Nine Months Ended
                                                                                    December 31,
                                                                             -------------------------
                                                                               1995             1994
                                                                             --------         --------
Cash flows from operating activities:
Net income (loss)                                                            $ (6,210)        $  6,954
    Adjustments to reconcile net income (loss)
    to net cash provided by (used for)
    operating activities:
    Depreciation and amortization                                               5,095            4,339
    Provision for accounts receivable reserves                                    677               85
    Provision for inventory reserves                                            8,393              666
    Provision for warranty reserve                                              1,017            1,430
    Changes in assets and liabilities:
       Decrease in restricted cash & investments                                  387              200
       Decrease (Increase) in accounts receivable                               1,112           (9,458)
       Decrease (increase) in inventories                                         115           (4,947)
       Decrease (increase) in other current assets                              2,669             (958)
       (Decrease) increase in accounts payable                                 (8,693)           5,602
       Decrease in accrued lawsuit                                                  -          (11,037)
       Decrease in other accrued liabilities                                   (3,009)          (2,845)
                                                                             --------         --------

Net cash provided by (used for) operating activities                            1,553           (9,969)
                                                                             --------         --------

Cash flows from investing activities:
    Purchases of property and equipment                                        (3,810)          (5,674)
                                                                             --------         --------

Cash flows from financing activities:
    Borrowings from (repayments to) bank                                      (12,474)          11,729
    Payment of capital lease obligations                                         (726)            (544)
    Sale of common stock                                                       15,627            3,152
                                                                             --------         --------

Net cash provided by financing activities                                       2,427           14,337
                                                                             --------         --------

    Effect of exchange rate changes on cash                                        87              (12)
                                                                             --------         --------

Net increase (decrease) in cash and cash equivalents                              257           (1,318)
Cash and cash equivalents at beginning of year                                  1,919            3,362
                                                                             --------         --------

Cash and cash equivalents at end of period                                   $  2,176         $  2,044
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

RESTRICTED CASH AND INVESTMENTS

         The Company is required to segregate and maintain certain cash balances as security for letters of credit provided to secure performance or bid bonds under some of the Company's revenue contracts. As of December 31, 1995, the Company was required to segregate and maintain $0.7 million which is included as restricted cash in the accompanying balance sheet.

INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out) or market where cost includes material, labor and manufacturing overhead. Inventories consist of:

                                                   (In thousands)
                                    Dec 31, 1995                  March 31, 1995
                                    ------------                  --------------
                                    (Unaudited)
         Raw materials                 14,502                        $ 16,506
         Work in process               14,753                          20,977
         Finished goods                 7,281                           9,249
                                      -------                        --------
                                      $36,536                        $ 46,732
                                      =======                        ========

LINES OF CREDIT

         The Company's lines of credit and term note payable require the Company to meet certain financial covenants, including minimum tangible net worth, minimum debt coverage ratios, and profitability requirements. As of December 31, 1995, the Company was in compliance with the covenants as amended. As a result of the net loss reported in the third quarter of fiscal 1996, the Company does not expect to be in compliance with certain covenants related to profitability at the end of fiscal year, March 31, 1996. The Company is currently in discussions with its creditors to obtain a waiver of these covenants.

NET INCOME PER SHARE

         Net income per share is computed using the weighted average number of common and common equivalent shares (stock options) outstanding during the period (using the treasury stock method). Net loss per share is computed using only the weighted average number of common shares outstanding during the period. Common equivalent shares are excluded in the calculation of the net loss per share because their effect would be antidilutive.

LITIGATION AND CONTINGENCIES

         The Company is subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, these proceedings will not have a material adverse effect on the financial position and results of operations of the Company.

RELATIONSHIP WITH E-PLUS MOBILFUNK GmbH (E-PLUS)

         In November 1993, the Company entered into an agreement with Siemens AG to supply SPECTRUM(TM) II digital microwave radios to E-Plus. During the third quarter of fiscal 1995, the Company and E-Plus executed an amendment to their agreement under which the Company was required to ship SPECTRUM(TM) II product to E-Plus by March 1, 1995. Due to delays in obtaining customer acceptance of SPECTRUM(TM) II, shipments did not begin until July 1995. Due to this delay, E-Plus was entitled to purchase interim equipment at a 50% discount which resulted in negative margins for these sales. The Company recorded significant reserves for product discounts on interim equipment and other related costs in the fourth quarter of fiscal 1995.

         As part of the amendment, the parties also agreed that the maximum percentage of interim equipment subject to replacement with SPECTRUM(TM) II equipment without charge to E-Plus could not exceed 20% of the installed base of interim equipment at that point in time. Accordingly, in the quarter ended December 31, 1994, the Company recognized revenue of $11.4 million with nominal margin related to shipments of interim equipment for which income had been deferred.

         During the third quarter of fiscal 1996, the open issues related to the amended agreement were resolved, and E- Plus elected to return
         less than 7% of the interim equipment.    As a result, the Company
         recognized previously deferred revenue of $1.8 million at no margin in
         the quarter ended December 31, 1995.   The Company also provided
         additional reserves of approximately $1.0 million in the third quarter of fiscal 1996 related to the final resolution of other remaining open issues.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth items from the Condensed Consolidated Statements of Operations as percentages of net sales:

                                               Three Months Ended                  Nine Months Ended
                                                   December 31,                       December 31,
                                              ----------------------            ----------------------
                                              1995             1994             1995             1994
                                              -----            -----            -----            -----
Net sales                                     100.0%           100.0%           100.0%           100.0%
Cost of sales                                  98.9             75.0             82.0             71.9
                                              -----            -----            -----            -----
Gross margin                                    1.1             25.0             18.0             28.1

Research & development                          8.3              5.9              7.5              6.9
Selling, general & administrative              21.2             12.3             17.7             14.6
                                              -----            -----            -----            -----

Operating income (loss)                       (28.4)             6.8             (7.2)             6.6

Other income (expense), net                     1.7             (0.5)             0.1             (0.2)
                                              -----            -----              ---             -----

Income (loss) before tax                      (26.7)             6.3             (7.1)             6.4

Provision (credit) for income taxes            (6.1)             0.6             (1.7)             0.6
                                              -----            -----            -----            -----

          Net income (loss)                   (20.6)%            5.7%            (5.4)%           5.8%
                                              =====            =====            =====            ====

Net sales for the third quarter of fiscal year 1996 were $32.7 million, compared to $48.9 million reported in the same quarter of fiscal year 1995.
For the first nine months of fiscal 1996, net sales were $114.2 million compared to $120.3 million in the same period of fiscal year 1995. The decrease in net sales in the third quarter of fiscal 1996 was primarily due to a significant decline in orders in the previous quarters, particularly from the Asia Pacific and Latin America regions. Also, last fiscal year's 1995 third quarter sales included $11.4 million of deferred revenue at a nominal margin, compared to $1.8 million in the current quarter of fiscal 1996, under the Company's Contract with E- Plus. Refer to "Relationships with E-Plus Mobilfunk GmbH (E-Plus)" in the Notes to Condensed Consolidated Financial Statements.

During the third quarter, the Company received $40 million in new orders. Orders for the first nine months of fiscal year 1996 totaled $109 million compared to $133 million in the same period of the prior fiscal year. The decline in orders was primarily due to the delay in the customer approval of the SPECTRUM(TM) II product and competitive pricing pressures. The twelve month backlog at the end of December 31, 1995 was $74 million, compared to $76 million at September 30, 1995. Of the $74 million backlog at December 31, 1995, $13.5 million related to orders under the E-Plus contract.

The Company includes in its backlog product purchase orders with respect to which a delivery schedule has been specified for product shipment within one year. Product orders in the Company' current backlog are subject to changes in delivery schedules. or to cancellation at the option of the purchaser without significant penalty. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period.

Gross margin as a percentage of net sales for the third quarter of fiscal 1996 was 1.1% compared to 25.0% in the similar quarter of fiscal 1995. For the first nine months of fiscal 1996, gross margin was 18.0% compared to 28.1% in the similar period of fiscal 1995. The lower margins for the periods under comparison were due primarily to provisions for excess and obsolete inventory of approximately $7.0 million recorded in the third quarter of fiscal 1996, unabsorbed manufacturing expenses because of lower production volume, rework expenses and costs related to the startup of SPECTRUM (TM) II production and ongoing pricing pressures. The additional inventory reserves were necessary as a result of the changes in the Company's product line focus due to the introduction of the SPECTRUM II (TM) products and changes in the customer requirements thereby requiring the need to balance the inventory on hand to the production requirements

Research and development expenses were $2.7 million in the third quarter of fiscal 1996, a decrease of $0.2 million, over the same period of fiscal year 1995. For the first nine months of fiscal 1996, the Company spent $8.6 million in research and development compared to $8.2 million in the same period of last fiscal year. The increase for the year to date amount was primarily due to project material costs to expand the SPECTRUM(TM) II product to other bandwidths.

Selling, general and administrative expenses in the third quarter of fiscal 1996 were $6.9 million compared to $6.0 million for the similar period of fiscal 1995. For the first nine months of fiscal 1996, selling, general and administrative expenses were $20.3 compared to $17.6 million in the first nine months of fiscal 1995. The increases were primarily the result of continued investments in sales and sales support personnel in Asia and South America and other administrative expenses. As a percentage of net sales, these expenses increased in the third quarter of fiscal 1996 to 21.2% from 12.3% in the similar period in fiscal 1995 while on a nine month basis, the percentage also increased to 17.7% in fiscal 1996 from 14.6% in fiscal 1995 for reasons discussed above and lower sales volumes.

Interest and other income (expense) net, was $0.9 million of income in the third quarter of fiscal 1996 compared to $0.2 million of expense in the same quarter of fiscal 1995. For the nine months ended December 31, 1995, interest and other income (expense), net, was $1.6 million of income compared to a nominal expense during the similar period in fiscal 1995. The increase for the third quarter was attributable to the gain on sale of investments ($0.3 million) and interest income on the income tax refunds ($0.4 million) discussed
below.   For the nine months, the increase was due to $0.5 million in exchange gain, $0.4 million in interest income, $0.4 million in royalty income and $0.3 in sale of investments.

Interest expense in the third quarter of fiscal 1996 was $0.3 million compared to $0.1 million in the similar period of fiscal 1995. For the first nine months of fiscal 1996, interest expense was $1.5 million compared to $0.2 million in the same period of fiscal 1995. The increase was attributable to the higher principal balances outstanding on the line of credit and note payable for the first five months of fiscal 1996 prior to the payments made from funds of the private placement discussed below.

The Company booked a tax credit of $2.0 million in the third quarter of fiscal 1996 compared to a $0.3 million tax provision in the similar period in fiscal 1995. For the first nine months of fiscal 1996, the Company booked a tax credit of $2.0 million compared to a $0.8 million tax provision in the similar period of fiscal 1995. The tax credit was recorded after the completion of an IRS audit of the fiscal years ended June 31, 1990 through 1994 and the receipt of tax refunds resulting from a favorable IRS letter ruling. The ruling allowed the Company to carryback and obtain a refund for certain net tax operating losses incurred in fiscal 1995. Substantially all of these refunds had not been previously recorded for financial statement purposes as their realization was not deemed likely. (See Note 5 "Income Taxes" in the Company's Annual Report to Stockholders for the fiscal year ended March 31, 1995.)

FACTORS AFFECTING FUTURE OPERATING RESULTS

Sales of the Company's products are concentrated in a small number of customers. As of December 31, 1995, four of the Company's customers accounted for 40% of the backlog. Because the worldwide telecommunications industry is dominated by a small number of large corporations, the Company expects that a significant portion of its future product sales will continue to be concentrated in a limited number of customers. The loss of any existing customer, a significant reduction in the level of sales to any existing customer, or the failure of the Company to gain additional customers could have a material adverse effect on the Company's business, financial condition and results of operations.

The market for the Company's products is characterized by rapidly changing technologies and evolving industry standards. Accordingly, the Company's future performance will be dependent on a number of factors, including its ability to identify emerging technological trends in its target markets, to develop and to maintain competitive products, to enhance its products by adding innovative features that differentiate its products from those of its competitors and to manufacture and to bring products to market quickly at cost-effective prices. In some instances, the Company enters into agreements to supply products to customers where the products are not fully developed at the time of entering into the agreement. The failure of the Company to develop products required for timely performance under such agreements has had in the past and could have in the future a material impact on the Company's business, financial condition and results of operations. In addition, design errors may be discovered after initial product sampling, resulting in delays in volume production or recalls of products sold. The occurrence of such errors could have a material adverse effect on the Company's business, financial condition and results of operations.

The markets for the Company's products are extremely competitive and the Company expects that competition will increase. The Company's existing and potential competitors include large and emerging domestic and international companies, such as NEC, California Microwave, Alcatel, Ericsson, Siemens AG, Harris Corporation and Nokia, many of which have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than the Company. The Company believes that its ability to compete successfully will depend on a number of factors both within and outside its control, including price, quality, availability, product performance and features; timing of new product introductions by the Company, its customers and its competitors; the ability of its customers to obtain financing; and customer service and technical support.

The Company expects that international sales will continue to account for the majority of its net product sales for the foreseeable future. As a result, the Company is subject to the risks of doing business internationally, including unexpected changes in regulatory requirements; fluctuations in foreign currency exchange rates; imposition of tariffs and other barriers and restrictions; the burdens of complying with a variety of foreign laws; and general economic and geopolitical conditions, including inflation and trade relationships.

Manufacturers of digital microwave telecommunications equipment are experiencing, and are likely to continue to experience, intense price pressure, which has resulted, and is expected to continue to result, in downward pricing competition on the Company's products. As a result, the Company has experienced, and expects to continue to experience, declining average sales prices for its products. The Company's future profitability is dependent upon its ability to reduce costs in line with or faster than declines in prices.

The Company's manufacturing operations are highly dependent upon the delivery of materials by outside suppliers in a timely manner. From time to time the Company has experienced delivery delays from key suppliers which impacted sales. There can be no assurance that the Company will not experience material supply problems or component or subsystem delays in the future.

LIQUIDITY AND CAPITAL RESOURCES

Total assets of $89.2 million at December 31, 1995 decreased by approximately $13.4 million from $102.6 million at March 31, 1995, principally due to decreases in inventory, accounts receivable and other current assets. Inventories decreased primarily as a result of increases in inventory reserves. Accounts receivable decreased due to lower sales volume and the decrease in other current assets was caused by the collection of income tax refunds.

Total liabilities decreased by $28.1 million from $68.0 million at March 31, 1995 to $39.9 million at December 31, 1995 primarily due to a reduction of $12.5 million in outstanding balances on the line of credit and note payable and a reduction of $13.7 million in accounts payable. The reductions were funded primarily from the proceeds of approximately $19.1 million from an overseas private placement of the Company's common stock which was received in the form of a reduction in the Company's trade payable to one investor of $5.0 million and cash proceeds of $14.1 million from the remaining investors. The reduction also resulted from cash generated internally from operations of $1.6 million. The private placement was also the primary factor in the increase of stockholders' equity from $34.6 million at March 31, 1995 to $49.3 million at December 31, 1995. The private placement was completed on August 22, 1995 and 2,063,982 shares of common stock were sold to investors outside the United States.

At December 31, 1995, the Company's principal sources of liquidity consisted of $2.2 million in cash and cash equivalents and revolving bank credit facilities that provide up to $35.0 million in credit, of which approximately $29.3 million was available. Of the $29.3 million of available credit, $2.0 million was outstanding at December 31, 1995.

The Company's lines of credit and term note payable require the Company to meet certain financial covenants, including minimum tangible net worth, minimum debt coverage ratios and profitability requirements. As of December 31, 1995, the Company was in compliance with the covenants as amended. As a result of the net loss reported in the third quarter of fiscal 1996, the Company does not expect to be in compliance with certain covenants related to profitability at the end of the fiscal year, March 31, 1996. The Company is currently in discussions with its creditors to obtain a waiver of these covenants.

The Company believes that the liquidity provided by existing cash balances, anticipated future cash flows from operations, and the company's existing borrowing arrangements, assuming renewal upon their expiration, will be sufficient to meet both working capital and capital expenditure requirements for the foreseeable future.

PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8K

(a)      Exhibits

         For a list of exhibits to this Form 10-Q, see exhibit index located on page 15.

(b)      None.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER   DESCRIPTION

3.1      Restated Certificate of Incorporation (incorporated by reference to
         Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 33-13431)).

3.2 Amended and Restated Bylaws. (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended March 31, 1993.)).

4.1      Form of Common Stock Certificate (incorporated by reference to Exhibit
         4.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 1988).

4.2 Rights Agreement dated as of October 24, 1991, between the Company and Manufacturers Hanover Trust Company of California, including the Certificate of Designations for the Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 1 of the Company's Current Report on 8-K filed on November 5, 1991).

27.1     Financial data schedule

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        DIGITAL MICROWAVE CORPORATION





Date:  February 14, 1996                By /s/   Carl A. Thomsen
      -------------------                  ------------------------------
                                                 Carl A. Thomsen
                                                Vice President and
                                             Chief Financial Officer