Form 10-K
period 1996-03-31
DIGITAL MICROWAVE CORP /DE/
filed 1996-06-28
CIK 812703

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------
                                    FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED MARCH 31, 1996
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from
           to       .
    -------  -------
                         Commission file number 0-15895

                          DIGITAL MICROWAVE CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                         77-0016028
 (State of incorporation)                  (I.R.S. Employer Identification No)

             170 ROSE ORCHARD WAY, SAN JOSE, CALIFORNIA      95134
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

         Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. /X/

         State the aggregate market value of voting stock held by non-affiliates of Registrant (based on the last reported sale price of $15.75 per share on the Nasdaq National Market) as of June 1, 1996: Approximately $240,737,427.

         As of June 1, 1996, there were 15,897,406 shares of Common Stock, par value $0.01 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended March 31, 1996 are incorporated by reference into Parts I and II of this Form 10-K Report. With the exception of those portions which are incorporated by reference, the Registrant's fiscal 1996 Annual Report is not deemed filed as part of this Report.

2. Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on August 8, 1996 are incorporated by reference into
Part III of this Form 10-K Report.

                                TABLE OF CONTENTS

                          DIGITAL MICROWAVE CORPORATION
                          1996 FORM 10-K ANNUAL REPORT

                                     PART I

Item 1        The Business................................................     3
Item 2        Properties .................................................    14
Item 3        Legal Proceedings ..........................................    14
Item 4        Submission of Matters to a Vote of Security Holders ........    14

PART II

Item 5        Market for Registrant's Common Equity
                  and Related Stockholder Matters ........................    15
Item 6        Selected Financial Data ....................................    15
Item 7        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ....................    15
Item 8        Financial Statements and Supplementary Data ................    15
Item 9        Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure ...............................    15

PART III

Item 10  Directors and Executive Officers of the Registrant ..............    16
Item 11  Executive Compensation ..........................................    16
Item 12  Security Ownership of Certain Beneficial
                  Owners and Management ..................................    16
Item 13  Certain Relationships and Related Transactions ..................    16

PART IV

Item 14  Exhibits, Financial Statements, Schedules, and
                  Reports on Form 8-K ....................................    17

                                     PART I

ITEM 1. THE BUSINESS

         Digital Microwave Corporation (the "Company" or "DMC") designs, manufactures and markets advanced, high-performance digital microwave equipment for a variety of short and medium-haul communications applications worldwide. This equipment, which is based on microwave and millimeter wave technologies, is the primary alternative to fiber optic and copper cables for these applications, and may be used for the high speed transport of digital signals within telecommunications networks. The transported signals may be digitized voice, video, or data signals generated by computers or facsimile machines. Telecommunications service providers utilize the Company's technology to connect major clients to their networks; cellular and Personal Communications Service
(PCS) providers utilize the technology to interconnect base station and switching equipment locations; large corporations, transportation authorities, government agencies and public utility companies utilize the technology as an alternative to leased wireline services in order to create cost efficient, private telecommunications networks.

         The Company serves a worldwide client base, and in fiscal 1996 approximately 88% of its net sales were to customers located outside of the United States.

INDUSTRY BACKGROUND

         Over the past decade, there has been a significant increase in worldwide demand for rapid, reliable, high-quality telecommunications equipment for transmission of voice, data, facsimile, and video information. This demand has been fueled by changes in the regulatory environment in many developed countries; technological advances, particularly in the wireless communications arena; the rapid establishment of telecommunications infrastructures in many developing countries; and the requirements of private communications networks. Wireless solutions are highly attractive to new ventures establishing competing telecommunications service in highly developed countries, and to operators in developing countries seeking to rapidly increase the availability, quality, and choice of telecommunications services.

MICROWAVE AND MILLIMETER WAVE RADIO PRODUCTS

         The Company's digital microwave radios consist of three basic components: a digital modem for interfacing with digital terminal equipment, a radio frequency ("RF") unit for converting a low frequency carrier signal from the modem to a high frequency microwave signal, and an antenna to radiate transmitting signals and capture receiving signals.

         From its inception, the Company has used technology and innovation to create quality products that are highly reliable, simple to install, easy to operate, and require minimal maintenance. Focused initially on short-haul microwave products operating at 23 GHz, the Company has progressively developed its range of product offerings and today sells products operating in frequency bands at 2, 6, 7, 8, 10, 11, 13, 15, 18, 23, 26, and 38 GHz, opening access to markets worldwide. To meet a wide range of interconnection applications, the Company currently offers products that are available to carry different digital signal capacities from the low end equivalent to 1XDS-1 or 1XE1 to multiples thereof, up to a maximum of 1XDS-3 or 2XE3. Frequency bands between 2 GHz and 30 GHz are typically classified as "Microwave," while bands between 30 GHz and 60 GHz are classified as "Millimeter Wave."

         The basic architecture of the Company's products has consistently followed the innovation of its first designs and has subsequently been adopted as a standard format by many of the Company's competitors.

CURRENT PRODUCTS

         During fiscal 1996, the Company sold products from several product families. Each product family has characteristics designed to meet the needs of specific markets or applications. The principal product families currently in production are the Quantum(TM), M Series, SPECTRUM(TM) II, and DMC Net(R). Other products include the LC, Classic/Classic II. These product families are described further below.

         SPECTRUM(TM) II

                  During fiscal 1996 the Company commenced volume production of a new family of wireless products named SPECTRUM(TM)II. Designed to closely match the demands of the rapidly growing cellular, PCS and wireless local loop markets, the initial shipments were in 23 GHz and 38 GHz bands to European based clients. Additional options at 13, 15 and 18 GHz SPECTRUM(TM) II were also introduced and delivered by the Company during fiscal 1996. By the end of fiscal 1996 over 3,000 SPECTRUM(TM) II radios had been shipped to more than 20 customers worldwide.

                  The SPECTRUM(TM) II draws from the innovation of earlier DMC products and by incorporating newer technologies adds many new features that make the product more flexible in both customer applications and manufacturing. The breadth of coverage of the SPECTRUM(TM) II product family will allow the Company to enhance its competitive position with regard to product features and performance. Significantly more functionality is available in the SPECTRUM(TM) II because of software configuration and control when compared to earlier generation products, a trend that the Company expects will continue for future products.

                  Delayed in its initial deliveries to E-Plus, a major PCS client in Germany, the SPECTRUM(TM) II was fully technically approved and installations began in the second quarter of fiscal 1996. E-Plus has since committed to deliveries through the end of fiscal 1997.

         QUANTUM(TM)

                  Designed for the lower frequency bands (2 to 15 GHz) and higher transmission capacities, the QUANTUM(TM) incorporates sophisticated circuitry to provide high quality transmission performance even over terrain that is hostile towards radio transmission techniques. Examples of difficult applications are long links across water, flat wetlands, or desert terrain where radio transmission quality can be adversely affected by weather conditions. In the U.S., the QUANTUM(TM) has been supplied at 6, 10 and 11 GHz for high performance private network applications of gas and electric utility companies. Internationally, the principal application of the QUANTUM(TM) is in backhaul transmission for cellular networks utilizing frequencies in the 7 and 8 GHz range.

         M SERIES

                  The M Series has been the Company's biggest selling product. First introduced in 1989 at 18 GHz for the North American market, the M Series was progressively expanded and enhanced to cover 7, 13, 15, 18 and 23 GHz applications. By 1994, the M Series had become one of the world's most utilized microwave radios for interconnection in cellular networks. The product's architecture consists of a common indoor interface unit and a range of outdoor microwave transmitter/receivers, which simplifies training, operation and maintenance wherever operators are required to use more than one frequency band for regulatory or licensing reasons, or simply to fulfill applications over varying distances. The M Series was the first commercialized microwave radio to incorporate multiplexing of up to 16XE1 or 16XDS-1 signals, eliminating the need for standalone multiplexing equipment to perform the same functions. The M Series has an excellent in-service reliability record in a wide variety of network applications worldwide.

                  DMC NET(R) is a sophisticated network monitoring and control system designed to facilitate remote operation and maintenance of microwave radio networks. DMC Net(R) is a custom software application running under the Solaris operating system of SUN Microsystems that accesses digital status and control information integral to all DMC wireless products. DMC Net(R) is currently in use in networks ranging in size from small regional systems containing a few microwave radio links to large nationwide systems containing several thousand microwave radio links. Centralized management and control allows early warning of fault conditions, and rapid diagnosis of problems, and helps to reduce down time and lower the cost of maintenance. Network management capability is a key requirement for all modern telecommunications network applications and is a key differentiator in many of the Company's targeted opportunities.

         OTHER PRODUCTS

                  CLASSIC/CLASSIC II and LC SERIES RADIOS are derivatives of the original DMC product design that, due to simplicity of design, dependability and low manufacturing cost, continue to generate modest ongoing revenues primarily from existing users.

PRODUCT DEVELOPMENT ACTIVITIES

         The Company's current product development efforts are principally focused on the development of the following products:

                  QUANTUM(TM) - The Company is redirecting product development efforts in fiscal 1997 to enhance its position in the markets currently addressed by the QUANTUM(TM) product line, and to begin to address higher capacity applications.

                  SPECTRUM(TM) II - The Company is also continuing substantial product development efforts in fiscal 1997 to add to the available frequencies in this product line. Continued enhancement of the software for user interface applications is also underway.

                  DMC NET(R) - The Company's current software development efforts are focused on enhancement of the Company's network monitoring and control capabilities. This network software is a significant part of the Company's product offerings, and provides the capability to monitor up to 5,000 radios on a network, as well as certain base station functions.

         There can be no assurance that the Company will be successful in developing and marketing any of these products, that the Company will not experience difficulties that could further delay or prevent the successful development, introduction and sale of future products, or that these products will adequately meet the requirements of the marketplace and achieve market acceptance. See "Factors That May Affect Future Financial Results."

MARKETING, CUSTOMERS AND APPLICATIONS

         The Company markets its products across most sectors of the telecommunications industry. A number of the Company's major customers are joint ventures or consortiums whose members include BellSouth, Ameritech, Airtouch, Vodafone and Motorola. The principal market segments addressed by the Company, and examples of applications within those markets, are set forth below:

         MOBILE COMMUNICATIONS SERVICE PROVIDERS

                  Customers in this segment include cellular telephone companies and PCN/PCS companies in the United States and abroad which use the Company's wireless solutions to connect cell sites and link them to switching centers for connection to the public switched telephone network. Although it is a premium or secondary personal communications service in developed countries, cellular/PCS service may often be the primary choice in many developing countries where upgrading the telecommunications infrastructure is an urgent priority. The Company believes that a substantial majority of its products sold are used in cellular, PCN, PCS or similar applications.

                  Typical of the Company's customers in this segment, Panafon, one of the Company's Global Systems Mobile Communications ("GSM") cellular telephone customers, is using the Company's product families to interconnect cells and switching equipment for a cellular telephone network being constructed to cover the major metropolitan areas in Greece. E-Plus, a DCS 1800 PCN operator in Germany, is extensively deploying SPECTRUM(TM) II products managed by DMC Net(R), the Company's network monitoring and control system. In the United States, similar solutions are being provided to BellSouth PCS. The Company has also had significant sales in China, Malaysia, India, and the Philippines providing solutions to mobile communications network operators.

         TELEPHONE COMPANIES AND COMMON CARRIERS

                  Customers include domestic and foreign telephone companies and long distance and inter-exchange carriers desiring to provide their customers with a greater variety of services, including direct access to long distance networks. Typical customer applications include trunking and local distribution of broadband signals. IONICA, a UK based provider of wireless local loop services, uses the Company's products for trunking applications to build its network.

         PRIVATE NETWORKS

                  Customers include corporations, institutions, various agencies of the United States, and foreign governments and other organizations seeking greater control over the cost and performance of their communications services. Typical applications in this segment range from a single transmission link connecting two buildings, to complex major networks comprised of dozens of microwave terminals. BANAMEX, a private banking institution, has established a private network using the Company's products to connect several of its banks throughout Mexico to facilitate the rapid communication of information.

         For the past several years the majority of the Company's sales have been in the first two categories described above. The following is a list of representative end user customers in the last year within each of these major segments:

MOBILE COMMUNICATIONS SERVICE PROVIDERS     TELEPHONE COMPANIES AND COMMON CARRIERS
Sterling (India)                            TELMEX (Mexico)
Panafon (Greece)                            Regional Bell Operating Companies (USA)
Comviq GSM (Sweden)                         Piltel (Philippines)
Smart (Philippines)                         Mercury Communications Ltd.(United Kingdom)
Libertel (Netherlands)                      IONICA (United Kingdom)
Sapura (Malaysia)                           Isla Communications Co., Inc. (Philippines)
Airtouch Communications (USA)               Impsat (Colombia)
BellSouth PCS (USA)
E-Plus Mobilfunk GmbH (Germany)
Jordan Mobile (Jordan)

CUSTOMER CONCENTRATION

         The Company has historically relied upon major orders from a small number of customers for a large portion of its net sales, and these key customers have changed from period to period. For fiscal 1996, the top four customers accounted for approximately 38% of net sales. One of these customers, Siemens AG, accounted for 22% of the Company's net sales. No other customer accounted for more than 10% of the Company's net sales. At March 31, 1996, four customers accounted for 49% of the Company's $84 million backlog, of which 16% was attributable to orders under the Siemens/E-Plus contract. While management considers the Company's relationships with each of its major customers to be good, there can be no assurance that the Company's principal customers will continue to purchase products from the Company at current levels, if at all, and the loss of any one key customer could have a material adverse effect on the Company's results of operations.

BACKLOG

         The Company's backlog at March 31, 1996 was $84 million, as compared with $93 million at March 31, 1995. The Company includes in backlog only orders scheduled for delivery within 12 months. Product orders in the Company's current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period. See "Factors That May Affect Future Financial Results."

         The Company's major contractual awards are often subject to the receipt of firm orders, which, in turn, may be subject to many conditions, including that the equipment purchased be competitive in the telecommunications marketplace with respect to technology, price, quantity, and other commercial concerns. In addition, because the Company's major orders often require deliveries for periods over 12 months, such products are subject to risks associated with obsolescence due to rapidly changing technological advances. There can be no assurance that the Company will be able to continue to develop and provide competitive products.

SALES AND SERVICE

         The Company believes that a direct and continuing relationship with its customers is a competitive advantage in attracting new customers and satisfying existing ones. The Company offers its products and services principally through its own sales and service organization. To closely monitor the needs of its customers, the Company has designed a sales and service organization that maintains 13 sales or service offices in ten countries. The Company has four regional sales offices and service centers in North America located near Chicago, Illinois; Toronto, Canada; Atlanta, Georgia; and San Jose, California, where the Company's North American sales organization is headquartered. The Company also has sales and/or service centers in the United Kingdom, Germany, Sweden, Mexico, Colombia, China, Singapore, and the Philippines. In addition, the Company uses independent agents, distributors and international resellers worldwide in concert with its direct sales operation.

         The Company considers its ability to create and maintain long-term customer relationships an important component of its overall strategy in each of its markets. The Company employs over 179 people in its sales and service organization, approximately 66% of whom primarily support sales outside North America. Sales personnel are highly trained to provide the customer with assistance in selecting and configuring a digital microwave system suitable for the customer's particular needs. The Company's service and customer support personnel provide customers with training, installation, service and maintenance of the Company's systems under contract. The Company generally offers a standard two-year warranty for all customers. The Company provides warranty and post-warranty services from its San Jose manufacturing location and service centers in the United Kingdom, Canada, Mexico, the Philippines, and Germany.

FOREIGN EXCHANGE/INTERNATIONAL SALES

         Total international sales were 88% and 87% of net sales for fiscal 1996 and 1995, respectively. The Company expects that international sales will continue to account for the majority of its sales in the foreseeable future. The Company is subject to the risks of foreign currency fluctuations, and the changing value of the dollar in relationship to foreign currencies could negatively impact the Company's operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of "Notes to Consolidated Financial Statements" incorporated herein by reference. International operations and sales may also be adversely affected by the imposition and/or changes in government controls and regulatory requirements, export licensing requirements, restrictions on the export of critical technology, political and economic instability, trade restrictions, changes in tariffs and taxes, and general economic conditions, including inflation and trade relationships.

RESEARCH AND DEVELOPMENT

         The Company has a continuing program of research and development directed toward the enhancement of existing products in response to customer needs and the introduction of new products to broaden its product line. Approximately $11.1 million was invested in research and development in fiscal 1996, compared to $11.4 million in fiscal 1995. Research and development expenses in fiscal 1995 were higher than fiscal 1996 because of major development efforts on the second generation SPECTRUM(TM) II products. As a percentage of net sales, research and development expenses were 7.4% for both fiscal 1996 and 1995. The Company will continue to invest in research and development because it believes that its future performance will depend on its ability to continue to enhance its existing products and to develop new products that meet market needs. There can be no assurance, however, that the Company's product development efforts will result in commercially successful products. See "Factors That May Affect Future Financial Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated herein by reference.

MANUFACTURING AND SUPPLIERS

         The Company's manufacturing operations consist primarily of final assembly, test and quality control of materials and components. The manufacturing process, performed at the Company's San Jose, California facility, consists primarily of materials management, extensive unit and environmental testing of components and subassemblies at each stage of the manufacturing process, final assembly of the terminals, and prior to shipment, quality assurance testing and inspection of all products.

         The Company's manufacturing operations are highly dependent upon the delivery of materials by outside suppliers in a timely manner. The Company uses local and offshore subcontractors to assemble major components and subassemblies used in its microwave products. The Company is reliant on the timely delivery of certain key components to meet its manufacturing plan. The inability of the Company to develop alternative sources of supply quickly and on a cost-effective basis could materially impair the Company's ability to manufacture and deliver its products. There can be no assurance that the Company will not experience component delays or other supply problems.

         Certain microwave integrated circuit subassemblies which are used in all of the Company's microwave radio products are supplied primarily by Microelectronics Technology, Inc. ("MTI") of Taiwan. These subassemblies, which are manufactured by MTI in Taiwan, form the nucleus of the RF Unit. The Company's relationship with MTI commenced in March 1984, at which time the Company and MTI entered into an agreement (the "Development Agreement") pursuant to which MTI performed development engineering work for the Company. The Development Agreement provides MTI with the right to manufacture up to 75% of the Company's production requirements for microwave integrated circuit subassemblies designed by MTI for the Company as long as MTI is able to meet cost, quality and delivery standards available to the Company from other sources. The Development Agreement also provides MTI with a right of first refusal to manufacture certain of the Company's microwave products if the Company determines to subcontract the manufacturing of these products. During the term of the Development Agreement and for a period of one year after termination thereof, MTI may not design, develop, manufacture or cause to be manufactured or sold, for other persons or companies who are, or may become, competitors to the Company, any proprietary designs or components that are similar to certain of the Company's products. The Development Agreement may only be terminated by either party in the event of a breach by the other.

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

COMPETITION

         The short-haul and medium-haul transmission business is a specialized segment of the telecommunications equipment market and is intensely competitive. A substantial number of established and emerging companies offer a variety of microwave, fiber optic and other transmission products for applications similar to those of the Company's products. Many of the Company's competitors have more extensive engineering, manufacturing and marketing capabilities and substantially greater financial, technical and personnel resources than the Company. The Company considers its primary competitors to be Alcatel, NEC, California Microwave Corporation, P-Com, Inc., and the Farinon Division of Harris Corporation. In addition, other existing competitors include L.M. Ericsson, Siemens AG, Nokia, SIAE, and NERA. Some of the Company's largest customers could develop the capability to manufacture products similar to those manufactured by the Company. Existing and potential competition in the industry has resulted in and will continue to result in significant price competition and pressure on gross margins. The Company believes that competition in its markets is based primarily on technological capability, performance, on-time delivery, price, reliability and customer support. The Company's future success will depend upon its ability to address the increasingly sophisticated needs of its customers by enhancing its current products, by the development and timely introduction of new products that keep pace with technological developments and emerging industry standards, and by providing such products at competitive prices.

         The Company often forms alliances, or teaming arrangements, with major international telecommunications equipment providers as a means of increasing the Company's ability to pursue these limited number of major awards each year. These alliances are necessary for the Company where the customer requires a single system provider with a variety of equipment and service capabilities, as well as for financial strength. There can be no assurance that the Company will be able to continue to develop such alliances, or that if such alliances are developed, they will be successful.

E-PLUS CONTRACT

         In November 1993, the Company entered into an agreement with Siemens AG to supply SPECTRUM(TM) II digital microwave radios to E-Plus Mobilfunk GmbH. As of March 31, 1995, the Company had not met its product acceptance or delivery schedule, and, as a result, recorded significant reserves for product discounts on interim equipment, equipment returns and other related costs (See Note 9 of Notes to Consolidated Financial Statements --"Customer Agreement" incorporated herein by reference.). In July 1995, the Company received product acceptance from E-Plus, and began delivery and installation of the SPECTRUM(TM) II equipment. During the third quarter of fiscal 1996, the Company provided additional reserves of approximately $1.0 million related to the final resolution of other remaining open issues on this contract.

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

LITIGATION

         The Company is a defendant in various suits and is subject to various claims which arise in the normal course of business. In the opinion of management, the ultimate disposition of these claims will not have a material effect on the consolidated financial position, liquidity or results of operations of the Company.

EMPLOYEES

         As of March 31, 1996, the Company employed 576 full-time and temporary employees. None of the Company's employees are represented by a collective bargaining agreement. The Company's future performance will depend in large measure on its ability to attract and retain highly skilled employees. The Company believes that it has good relations with its employees and has never experienced a work stoppage.

EXECUTIVE OFFICERS OF DIGITAL MICROWAVE

             In addition to executive officers who are also directors of the Company, the following executive officers are not directors:

         Name                            Age                                       Position
         --------------------------------------------------------------------------------------------------------
         Frank Carretta, Jr.             51                   Vice President, Worldwide Sales and Service
         Carol A. Goudey                 48                   Treasurer and Assistant Secretary
         Timothy R. Hansen               36                   Vice President and General Manager,
                                                                     SPECTRUM(TM) Division
         Jack Hillson                    45                   Vice President and General Manager,
                                                                     Quantum(TM)/Magnum Division
         Paul A. Kennard                 45                   Vice President, Engineering
         Shaun McFall                    36                   Vice President, Corporate Marketing
         John P. O'Neil                  58                   Vice President, Personnel
         Carl A. Thomsen                 51                   Vice President, Chief Financial Officer & Secretary
         --------------------------------------------------------------------------------------------------------

Frank Carretta, Jr.

         Mr. Frank Carretta, Jr. joined the Company as Vice President, Worldwide Sales and Service in October 1995. Prior to joining DMC, Mr. Carretta served as Area Sales Director of M/A-Com, Inc., a manufacturer of radio and microwave communications products, from July 1992 to September 1995. From 1988 to June 1992, Mr. Carretta was Vice President of Ward Davis Associates, a manufacturers' representative company selling electronic test instrumentation and software development tools.

Carol A. Goudey

         Ms. Carol A. Goudey joined the Company as Treasurer in April 1996 and was additionally appointed Assistant Secretary in May 1996. Prior to joining Digital Microwave, she served as Acting Treasurer of California Micro Devices Corporation, a manufacturer of semiconductor devices, since 1994. Ms. Goudey has also previously held the position of Corporate Treasurer at both Ungermann-Bass, Inc., a network systems company, and System Industries, Inc., a computer peripheral company.

Timothy R. Hansen

         Mr. Timothy R. Hansen has served as Vice President and General Manager, SPECTRUM(TM) Division of the Company since February 1995. Mr. Hansen previously served as Vice President and Program Manager of the SPECTRUM(TM) product line. He joined the Company in August 1984 as product manager, and has held management positions in marketing, planning, sales and order management

Jack Hillson

         Mr. Jack Hillson was appointed Vice President and General Manager, Quantum(TM)/Magnum Division of the Company in December 1995. Prior to joining DMC, Mr. Hillson was with M/A-Com, Inc. for over eleven years, serving in various technical and management positions with the Semiconductor and Microelectronics Divisions. Most recently, Mr. Hillson served as the Director of Operations for M/A Com, Inc.'s Power Hybrids Division, which manufactures transistors and amplifier modules for the wireless communications market.

Paul Kennard

         Mr. Paul Kennard joined the Company as Vice President, Engineering in April 1996. From 1989 to March 1996, Mr. Kennard was with California Microwave Corporation, a satellite and wireless communications company, serving as Director of the Signal Processing Technology Department until his promotion in 1994 to Vice President of Engineering, and then to Senior Vice President of Engineering in 1995 for the Microwave Network Systems Division.

Shaun McFall

         Mr. Shaun McFall has served as Vice President, Corporate Marketing of the Company since February 1995. He joined the Company's UK operations in January 1989, and has held several management positions in marketing. Prior to joining DMC, he worked for GEC Telecommunications Ltd. in Germany and Ferranti Industrial Electronics PLC, in Edinburgh, Scotland, both of which are telecommunications companies.

John O'Neil

         Mr. John O'Neil joined the Company as Vice President, Personnel in May 1993. Mr. O'Neil was Vice President of Personnel and Administration of BEI Electronics, Inc., a defense electronics firm, from January 1989 to April 1993.

Carl A. Thomsen

         Mr. Carl A. Thomsen joined the Company as Vice President, Chief Financial Officer and Secretary in February 1995. Prior to joining the Company, he was Senior Vice President and Chief Financial Officer of Measurex Corporation, a manufacturer of sensor based process control systems. Mr. Thomsen joined Measurex Corporation in 1983 as Corporate Controller, was promoted to Vice President in 1986, to Chief Financial Officer in 1992, and to Senior Vice President in 1993.

FACTORS THAT MAY AFFECT FUTURE FINANCIAL RESULTS

         The statements in the Annual Report to the Stockholders and this Form 10-K concerning the Company's future products, expenses, revenue, liquidity and cash needs as well as the Company's plans and strategies contain forward-looking statements concerning the Company's future operations and financial results. These forward-looking statements are based on current expectations and the Company assumes no obligations to update this information. Numerous factors such as economic and competitive conditions, incoming order levels, shipment volumes, product margins, and foreign exchange rates, could cause actual results to differ from those described in these statements and prospective investors and stockholders should carefully consider the factors set forth below in evaluating these forward-looking statements.

         Sales of the Company's products are concentrated in a small number of customers. For fiscal 1996, the top four customers accounted for 38% of the net sales. As of March 31, 1996, four of the Company's customers accounted for 49% of the backlog, of which 16% was attributable to orders under the E-Plus contract. The worldwide telecommunications industry is dominated by a small number of large corporations and the Company expects that a significant portion of its future product sales will continue to be concentrated in a limited number of customers. The loss of any existing customer, a significant reduction in the level of sales to any existing customer, or the failure of the Company to gain additional customers could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, a substantial portion of shipments may occur near the end of each quarter. Accordingly, the Company's results are difficult to predict and delays in product delivery or closing of a sale can cause revenues and net income to fluctuate significantly from anticipated levels and from quarter to quarter.

         The markets for the Company's products are extremely competitive and the Company expects that competition will increase. The Company's existing and potential competitors include large and emerging domestic and international companies, such as California Microwave Corporation, Alcatel, Ericsson, Siemens AG, Harris Corporation, Nokia, NEC, and P-Com, many of which have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than the Company. The Company believes that its ability to compete successfully will depend on a number of factors both within and outside its control, including price, quality, availability, product performance and features; timing of new product introductions by the Company, its customers and its competitors; the ability of its customers to obtain financing; and customer service and technical support.

         The Company expects that international sales will continue to account for the majority of its net product sales for the foreseeable future. As a result, the Company is subject to the risks of doing business internationally, including unexpected changes in regulatory requirements; fluctuations in foreign currency rates; imposition of tariffs and other barriers and restrictions; the burdens of complying with a variety of foreign laws and general economic and geopolitical conditions, including inflation and trade relationships.

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

ITEM 2. PROPERTIES

         The Company's corporate offices and principal research, development and manufacturing facilities are located in San Jose, California in four leased buildings aggregating approximately 170,000 square feet. The Company owns 20,000 square feet of office and manufacturing space in East Kilbride, Scotland, 1,500 square feet of which has been sublet until the year 2004. The Company also leases 17,000 square feet in Coventry, England. The Company leases two sales offices located in Chicago, Illinois and Atlanta, Georgia, and approximately 23,000 aggregate square feet of international sales and customer service offices. The Company believes these facilities are adequate to meet its anticipated needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

         See "Business - Litigation" and Notes 4 and 8 of "Notes to Consolidated Financial Statements" incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         The section labeled "Stock Information" appearing on the inside front cover of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

         The section labeled "Selected Consolidated Financial Data" appearing on page 14 of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 through 14 of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and supplementary data, and related notes and independent auditor's report appearing on pages 15 through 28 of the Company's 1996 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning directors and executive officers under the caption "Election of Directors," "Directors, Executive Officers and Key Personnel," "Board Meetings and Committees," "Security Ownership of Certain Beneficial Owners and Management" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on August 8, 1996 (the "Proxy Statement"), is incorporated herein by reference. In addition, see the discussion under the caption "Employees -- Executive Officers of Digital Microwave" under Item 1 of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

         The information included in the Company's Proxy Statement under the captions "Compensation of Directors," "Executive Compensation and Other Information," "Stock Options," "Option Exercises and Holdings," "Compensation Committee Interlocks and Insider Participation" and "Employment and Termination Arrangements" is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information included in the Company's Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Employment and Termination Arrangements" is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See "Manufacturing and Supplier" and Note 7 of "Notes to Consolidated Financial Statements" of the Company's 1996 Annual Report incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      1.       Financial Statements

                           The following consolidated financial statements are
                  contained in the Company's 1996 Annual Report to Stockholders and are incorporated herein by reference pursuant to Item 8:

                           1. Consolidated Balance Sheets as of March 31, 1996 and 1995.

                           2. Consolidated Statements of Operations for each of the three years in the period ended March 31, 1996.

                           3. Consolidated Statements of Stockholders' Equity for each of the three years in the period ended March 31, 1996.

                           4. Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 1996.

                           5.       Notes to Consolidated Financial Statements.

                           6.       Report of Independent Public Accountants.

                  2.       Financial Statement Schedules

                           The following consolidated financial statement
                  schedules for each of the three years in the period ended March 31, 1996 are submitted herewith:

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

                  3.       Exhibits

                           The Exhibit Index begins on Page 22 hereof.

         (b) No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1996.

         (c)      See Item 14 (a) 3 above.

         (d)      See Item 14 (a) 2 above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 26, 1996.

DIGITAL MICROWAVE CORPORATION

By:     /s/ Charles D. Kissner
   ------------------------------------------
        Charles D. Kissner
        President and Chief Executive Officer

                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS:

         That the undersigned officers and directors of Digital Microwave Corporation do hereby constitute and appoint Charles D. Kissner and Carl A. Thomsen, and each of them, the lawful attorney and agent or attorneys and agents with power and authority to do any and all acts and things and to execute any and all instruments which said attorneys and agents, or either of them, determine may be necessary or advisable or required to enable Digital Microwave Corporation to comply with the Securities and Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Form 10-K Report. Without limiting the generality of the foregoing power and authority, the powers include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Form 10-K report or amendment or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorneys and agents or either of them, shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his name.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates as indicated.

Signatures                         Signing Capacity                                            Date
- ---------------------------------------------------------------------------------------------------
/s/ Charles D. Kissner             President and Chief Executive Officer            June 26, 1996
- ------------------------------
Charles D. Kissner

/s/ Carl A. Thomsen                Vice President, Chief Financial Officer          June 26, 1996
- ------------------------------     & Secretary
Carl A. Thomsen                    (Principal Financial and Accounting Officer)

/s/Richard C. Alberding            Director                                         June 26, 1996
- ------------------------------
Richard C. Alberding

/s/William E. Gibson               Director                                         June 26, 1996
- ------------------------------
William E. Gibson

/s/ Clifford H. Higgerson          Director                                         June 26, 1996
- ------------------------------
Clifford H. Higgerson

/s/ James D. Meindl                Director                                         June 26, 1996
- ------------------------------
James D. Meindl

/s/Billy B. Oliver                 Director                                         June 26, 1996
- ------------------------------
Billy B. Oliver

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Digital Microwave Corporation:

         We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Digital Microwave Corporation's Annual Report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated April 22, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14a(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                             ARTHUR ANDERSEN LLP


San Jose, California
April 22, 1996

                                   SCHEDULE II

DIGITAL MICROWAVE CORPORATION
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands)
- -----------------------------------------------------------------------------------------
                                         Balance at   Charged to                Balance
                                        Beginning of  Costs and   Deductions/    at End
Description                                Period      Expenses    Write-off   of  Period
- -----------------------------------------------------------------------------------------
Year Ended March 31, 1996

               Allowance for
                   doubtful accounts       $1,413        $580       $  620       $1,373

Year Ended March 31, 1995

               Allowance for
                   doubtful accounts       $3,240        $276       $2,103       $1,413

Year Ended March 31, 1994

              Allowance for
                    doubtful accounts      $3,067        $300       $  127       $3,240

              Accrued restructuring
                  charge                   $  617        $ 89       $  706       $   --

                                  EXHIBIT INDEX

EXHIBIT
NUMBER   DESCRIPTION

3.1      Restated Certificate of Incorporation (incorporated by reference to
         Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 33-13431) (reference is also made to Exhibit 4.2).

3.2 Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended March 31, 1993).

4.1      Form of Common Stock Certificate (incorporated by reference to Exhibit
         4.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 1988).

4.2 Rights Agreement dated as of October 24, 1991 between the Company and Manufacturers Hanover Trust of California, including the Certificate of Designations for the Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 1 to the Company's Current Report on 8-K filed on November 5, 1991).

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

10.6 Lease of premises located at 130 Rose Orchard Way, San Jose, California (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended March 31, 1991).

10.7 Lease of premises located at 110 Rose Orchard Way, San Jose, California (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended March 31, 1991).

10.9 Microelectronics Technology, Inc. Development Agreement dated as of March 9, 1984 (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (File No. 33-13431)).

10.11 Form of Indemnification Agreement between the Company and its directors and certain officers (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 (File No. 33-13431)).

10.12* Technology Transfer & Marketing Agreement dated October 2, 1987 between Microelectronics Technology Inc. and the Company (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended March 31, 1988).

10.22 Loan and Security Agreement dated June 25, 1992 between the Company and CoastFed Business Credit Corporation (incorporated by reference to
         Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended March 31, 1992).

10.23 Accounts Collateral Security Agreement dated June 25, 1992 between the Company and CoastFed Business Credit Corporation (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended March 31, 1992).

10.24 Letter of Credit Collateral Agreement dated June 25, 1992 between the Company and CoastFed Business Credit Corporation (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended March 31, 1992).

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

10.28* Teaming Agreement dated as of November 16, 1993 between the Company and Siemens AG (including the Supply Agreement dated November 16, 1993 between Siemens AG and E-Plus Mobilfunk GmbH) (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended March 31, 1994).

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

10.31 Loan Agreement between the Company and Heller Financial dated October 28, 1994 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994).

10.32 Agreement on Exchange of Interim Equipment dated October 27, 1994 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994).

10.33+ Digital Microwave Corporation 1994 Stock Incentive Plan (incorporated by reference to the Registration Statement on Form S-8 filed with the Commission on October 17, 1994).

10.34 Loan Agreement dated March 21, 1995 between the Company and Bank of the West incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended March 31, 1995.

10.35 Amendment to Loan Agreement dated March 31, 1995 between the Company and Heller Financial, Inc. incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended
         March 31, 1995.

10.36    Employment Agreement dated May 1, 1996 between the Company and Charles
         D. Kissner.

10.37 Form of Employment Agreement between the Company and certain Executive Officers.

13.1     Annual Report to Stockholders.

21.1     List of subsidiaries.

23.1     Consent of Independent Public Accountants.

24.1     Power of Attorney (included on page 19 of this Annual Report on Form
         10-K).

27.1     Financial data schedule.

   +     Management Contract or Compensatory Plan or Arrangement.
   * Confidential treatment of certain portions of this exhibit has been granted.