Form 10-Q
period 1996-06-30
DIGITAL MICROWAVE CORP /DE/
filed 1996-08-14
CIK 812703

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended                           Commission file number:  0-15895
June 30, 1996


                          DIGITAL MICROWAVE CORPORATION
               (Exact name of registrant specified in its charter)

        DELAWARE                                              77-0016028
(State or other jurisdiction                                (IRS employer
of incorporation or organization)                         identification number)

       170 Rose Orchard Way
           San Jose, CA                                               95134
(Address of Principal Executive Offices)                            (Zip Code)

Registrant's telephone number, including area code:              (408) 943-0777



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X                  No
                               --------                 -------

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

             CLASS                               OUTSTANDING AT  JULY 31, 1996
Common Stock - $0.01 par value                             15,264,670

                                      INDEX


                                                                        PAGE


COVER PAGE                                                                1

INDEX                                                                     2

PART I - FINANCIAL INFORMATION


         Item 1 - Financial Statements

                    Condensed Consolidated Balance Sheets                 3

                    Condensed Consolidated Statements of Operations       4

                    Condensed Consolidated Statements of Cash Flows       5

                    Notes to Condensed Consolidated Financial Statements  6-7

         Item 2 - Management's Discussion and Analysis of
                    Financial Condition and Results of Operations         8-11

PART II - OTHER INFORMATION

         Item 6 - Exhibits and Reports on Form 8K                         12-13


SIGNATURE                                                                 14

                         PART I - FINANCIAL INFORMATION
                          ITEM I - FINANCIAL STATEMENTS

                          DIGITAL MICROWAVE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


ASSETS                                               6/30/96      03/31/96
                                                    (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                         $ 2,459   $ 8,299
     Restricted cash                                     1,427       719
     Accounts receivable, net                           33,051    33,398
     Inventories, net                                   43,636    35,347
     Other current assets                                2,933     2,973
                                                       -------   -------
Total current assets                                    83,506    80,736

PROPERTY AND EQUIPMENT, NET                             14,854    15,061
                                                       -------   -------
     Total assets                                      $98,360   $95,797
                                                       =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Lines of credit                                   $ 3,018   $ 3,106
     Current maturities of note payable                  3,334     3,334
     Current maturities of capital lease obligations       969     1,025
     Accounts payable                                   20,154    16,252
     Income taxes payable                                1,103       973
     Other accrued liabilities                          16,547    18,590
                                                       -------   -------
         Total current liabilities                      45,125    43,280

LONG-TERM LIABILITIES:
     Note payable, net of current maturities             1,111     1,944
     Capital lease obligations, net of current
        maturities                                         598       838
                                                       -------   -------
         Total liabilities                              46,834    46,062
STOCKHOLDERS' EQUITY                                    51,526    49,735
                                                       -------   -------

     Total liabilities and stockholders' equity        $98,360   $95,797
                                                       =======   =======


See accompanying Notes to Condensed Consolidated Financial Statements.

                          DIGITAL MICROWAVE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                               Three Months Ended
                                                     June 30,
                                                     --------
                                                 1996            1995
                                                 ----            ----
Net sales                                     $ 36,807    $ 39,693
Cost of sales                                   24,902      29,708
                                              --------    --------

Gross profit                                    11,905       9,985
                                              --------    --------

Operating Expenses:
     Research and development                    2,461       2,952
     Selling, general and administrative         7,927       6,473
                                              --------    --------

     Total operating expenses                   10,388       9,425
                                              --------    --------

Operating income                                 1,517         560

Other income:
Interest and other income (expense), net            13         380
Interest expense                                  (282)       (671)
                                              --------    --------

Income before provision for income taxes         1,248         269

Provision for income taxes                         125          27
                                              --------    --------


Net income                                    $  1,123    $    242
                                              ========    ========

Net income per share                          $   0.07    $   0.02
                                              ========    ========

Weighted average number of common  & common
     equivalent shares outstanding              16,242      13,823
                                              ========    ========



See accompanying Notes to Condensed Consolidated Financial Statements.

                          DIGITAL MICROWAVE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                          Three Months Ended
                                                                June 30,
                                                                --------
                                                             1996        1995
                                                             ----        ----
Cash flows from operating activities:
Net income                                                 $ 1,123    $   242
     Adjustments to reconcile net income
     to net cash used for operating activities:
     Depreciation and amortization                           1,117      1,684
     Provision for valuation reserves                          783      1,070
     Provision for warranty reserve                            386        282
     Changes in assets and liabilities:
        Decrease (increase) in restricted cash                (708)       443
        Decrease (increase) in accounts receivable             343     (2,648)
        Decrease (increase) in inventories                  (9,074)      (162)
        Decrease (increase) in other current assets             43       (520)
        (Decrease) increase in accounts payable              3,903       (507)
        (Decrease) increase in other accrued liabilities    (2,296)      (103)
                                                           -------    -------

Net cash used for operating activities                      (4,380)      (219)
                                                           -------    -------

Cash flows from investing activities:
     Purchases of property and equipment                      (746)    (1,541)
                                                           -------    -------

Cash flows from financing activities:
     Borrowings from (repayments to) bank                     (922)     3,145
     Payment of capital lease obligations                     (296)      (187)
     Sale of common stock                                      668        447
                                                           -------    -------

Net cash provided by financing activities                     (550)     3,405
                                                           -------    -------

     Effect of exchange rate changes on cash                  (164)        61
                                                           -------    -------

Net increase (decrease) in cash and cash equivalents        (5,840)     1,706
Cash and cash equivalents at beginning of year               8,299      1,919
                                                           -------    -------

Cash and cash equivalents at end of period                 $ 2,459    $ 3,625
                                                           =======    =======


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

       While the financial information furnished is unaudited, the financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in connection with the Digital Microwave Corporation financial statements included in the Company's annual report and Form 10-K for the year ended March 31, 1996.

CASH AND CASH EQUIVALENTS

       For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

RESTRICTED CASH

       The Company is required to segregate and maintain certain cash balances as security for letters of credit provided to secure performance or bid bonds under some of the Company's revenue contracts. As of June 30, 1996, the Company was required to segregate and maintain $1.4 million which is included as restricted cash in the accompanying balance sheets.

INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out) or market where cost includes material, labor and manufacturing overhead. Inventories consist of:

                                               (In thousands)
                                    June 30, 1996        March 31, 1996
                                    -------------        --------------
                                      (Unaudited)
Raw materials                              15,202               $11,840
Work in process                            17,358                16,342
Finished goods                             11,076                 7,165
                                          -------               -------
                                          $43,636               $35,347
                                          =======               =======


NET INCOME PER SHARE

         Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period.

LITIGATION AND CONTINGENCIES

         The Company is subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, these proceedings will not have a material adverse effect on the financial position and results of operations of the Company.

CONCENTRATION OF CREDIT RISK

         Trade receivables concentrated with certain customers primarily in the telecommunications industry and in certain geographic locations potentially subject the Company to concentration of credit risk. In addition to sales in Western Europe and North America, the Company actively markets and sells products in the Far East, Eastern Europe and South America. The Company performs on-going credit evaluations of its customers' financial conditions and generally requires no collateral.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth items from the Condensed Consolidated Statements of Operations as percentages of net sales:

                                         Three Months Ended
                                               June 30,__
                                         ------------------
                                         1996          1995
                                         ----          ----
Net sales                                100.0%       100.0%
Cost of sales                             67.7         74.8
                                          ----         ----
Gross profit                              32.3         25.2

Research & development                     6.7          7.5
Selling, general & administrative         21.5         16.3
                                          ----         ----
Operating income                          4.1           1.4

Other expense, net                       (0.7)         (0.7)
                                         ----          ----

Income before tax                         3.4           0.7

Income before provision for
  income taxes                            0.3           0.1
                                          ---           ---
          Net income                      3.1%          0.6%
                                          ===           ===

Net sales for the first quarter of fiscal year 1997 were $36.8 million, compared to $39.7 million reported in the same quarter of fiscal year 1996. The decrease in net sales in the first quarter of fiscal 1997 was primarily due to lower sales in the Asia Pacific region. Sales in the Asia Pacific region declined from $12.8 million in the first quarter of fiscal 1996 to $10.1 in the similar quarter of fiscal 1997.

During the first quarter of fiscal 1997, the Company received $34 million in orders shippable over the next twelve months, compared to $36 million in the first quarter of fiscal 1996. The decline was due primarily to the timing of orders from customers, some of which were not booked until July. The twelve month backlog at June 30, 1996 was $81 million, compared to $84 million at March 31, 1996.

The Company includes in its backlog purchase orders with respect to which a delivery schedule has been specified for product shipment within one year. Orders in the Company's current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period.

Gross margin as a percentage of net sales for the first quarter of fiscal 1997 was 32.3% compared to 25.2% in the same quarter of fiscal 1996. The improved margins were the result of lower manufacturing expenses as a result of lower component material costs and improved manufacturing efficiency. In addition, the first quarter of fiscal 1996 had lower gross margins because of the shipment of interim product to E-Plus at no margin due to delays in acceptance of SPECTRUM(TM) II equipment. The Company received SPECTRUM(TM) II product acceptance from E-Plus during the second quarter of fiscal 1996.

Research and development expenses decreased by $0.5 million, from $3.0 million in the first quarter of fiscal 1996 to $2.5 million in the same period in fiscal 1997. As a percentage of net sales, research and development expenses were 6.7% in the first quarter of fiscal 1997 compared to 7.5% in the first quarter of fiscal 1996. This decrease was primarily attributable to the lower spending as the SPECTRUM(TM) II product transitioned from development stage to expansion to other bandwidths.

Selling, general and administrative expenses were $7.9 million in the first quarter of fiscal 1997 compared to $6.5 million in the first quarter of fiscal 1996. As a percentage of net sales, selling, general and administrative expenses were 21.5% in the first quarter of fiscal 1997 compared to 16.3% in the comparable quarter of fiscal 1996. The increase was mostly attributable to higher head count and related travel expense as the Company continues to increase its sales and worldwide support capability. In addition, there was an increase in bonus expense in the first quarter of fiscal 1997 compared to the prior year due to the improvement of the profitability of the Company.

Interest and other income, net was minimal in the first quarter of fiscal 1997 compared to $0.4 million in the similar quarter of fiscal 1996. This decrease was primarily due to an exchange loss in this fiscal year as compared to an exchange gain in the prior fiscal year first quarter on receivables denominated in foreign currencies. Interest expense in the first quarter of fiscal 1997 was $0.3 million compared to $0.7 million in the first quarter of fiscal 1996. The decrease in interest expense was primarily attributable to the lower principal balances outstanding on the line of credit and note payable in fiscal 1997.

The Company recorded an income tax provision in the first quarter of both fiscal years 1997 and 1996 at an effective rate of 10%. This was less than the statutory rate primarily due to the utilization of the net operating loss carry forwards.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

The statements in this Form 10-Q concerning the Company's expenses, revenue, liquidity and cash needs contain forward-looking statements concerning the Company's future operations and financial results. These forward-looking statements are based on current expectations and the Company assumes no obligations to update this information. Numerous factors, such as economic and competitive conditions, incoming order levels, shipment volumes, product margins, and foreign exchange rates, could cause actual results to differ from those described in these statements, and prospective investors and stockholders should carefully consider the factors set forth below in evaluating these forward-looking statements.

Sales of the Company's products are concentrated in a small number of customers. For the first quarter of fiscal 1997, the top four customers accounted for 38% of the net sales. As of June 30, 1996, four of the Company's customers accounted for 43% of the backlog, of which 12% was attributable to orders under the E-Plus contract. The worldwide telecommunications industry is dominated by a small number of large corporations, and the Company expects that a significant portion of its future product sales will continue to be concentrated in a limited number of customers. The loss of any existing customer, a significant reduction in the level of sales to any existing customer, or the failure of the Company to gain additional customers could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, a substantial portion of shipments may occur near the end of each quarter. Accordingly, the Company's results are difficult to predict and delays in product delivery or closing of a sale can cause revenues and net income to fluctuate significantly from anticipated levels and from quarter to quarter.

The markets for the Company's products are extremely competitive and the Company expects that competition will increase. The Company's existing and potential competitors include large and emerging domestic and international companies, such as California Microwave Corporation, Alcatel, Ericsson, Siemens AG, Harris Corporation, Nokia, NEC, and P-Com, many of which have significantly greater financial , technical, manufacturing, marketing, sales and distribution resources and management expertise than the Company. The Company believes that its ability to compete successfully will depend on a number of factors both within and outside its control, including price, quality, availability, product performance and features; timing of new product introductions by the Company, its customers and its competitors; the ability of its customers to obtain financing; and customer service and technical support. The Company is also experiencing customer demands for shorter delivery cycles. As a result of this, the Company may increase its inventory levels in order to respond to this demand which in turn may increase the risk of obsolescence of the inventories.

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

Manufacturers of digital microwave telecommunications equipment are experiencing, and are likely to continue to experience, intense price pressure, which has resulted, and is expected to continue to result in downward pricing competition on the Company's products. As a result, the Company has experienced, and expects to continue to experience, declining average sales prices for its products. The Company's future profitability is dependent upon its ability to reduce costs in line with, or faster than, declines in prices.

The Company's manufacturing operations are highly dependent upon the delivery of materials by outside suppliers in a timely manner. From time to time the Company has experienced delivery delays from key suppliers which impacted sales. There can be no assurance that the Company will not experience material supply problems or component or subsystem delays in the future.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used for operating activities in the first quarter of fiscal 1997 was $4.4 million, compared to net cash used for operating activities of $0.2 million in the first quarter of fiscal 1996. Total assets at June 30, 1996 of $98.4 million increased by $2.6 million from $95.8 million at March 31, 1996, principally due to increases in inventory. Inventories increased primarily as a result of increases in inventory purchases in anticipation of a higher volume of shipments. As a result of the increased inventory, cash and cash equivalents, decreased from $8.3 million at March 31, 1996 to $2.5 million at June 30, 1996.

Total liabilities at June 30, 1996 of $46.8 million were $0.7 million higher than the $46.1 million at March 31, 1996. The increase was primarily due to higher accounts payable from inventory purchases as explained above. The increase in accounts payable was offset by a reduction in accrued liabilities.

At June 30, 1996, the Company's principal sources of liquidity consisted of $2.5 million in cash and cash equivalents and a revolving bank credit facility that provides up to $25.0 million in credit, of which approximately $22.0 million was available and $3.0 million was outstanding at June 30, 1996.

The Company's lines of credit and term note payable require the Company to meet certain financial covenants, including minimum tangible net worth, minimum debt coverage ratios and profitability requirements. As of June 30, 1996, the Company was in compliance with the covenants.

The Company believes that the liquidity provided by existing cash balances, anticipated future cash flows from operations, and the Company's existing borrowing arrangements will be sufficient to meet both working capital and capital expenditure requirements at least through fiscal 1997.

PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8K

 (a)     Exhibits

         For a list of exhibits to this Form 10-Q, see exhibit index located on page 13.

(b)      None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    DIGITAL MICROWAVE CORPORATION





Date:    August 14, 1996           By /s/ Carl A. Thomsen
      ---------------------------        ---------------------------------------
                                          Carl A. Thomsen
                                              Vice President and Chief Financial
                                                      Officer

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

10.38 Amendment to Loan Agreement dated June 24, 1996, between the Company and CoastFed Business Credit Corporation.

27.1          Financial data schedule