Form 10-Q
period 1996-09-30
DIGITAL MICROWAVE CORP /DE/
filed 1996-11-13
CIK 812703

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For quarter ended                             Commission file number:  0-15895
September 30, 1996


                          DIGITAL MICROWAVE CORPORATION
               (Exact name of registrant specified in its charter)

           Delaware                                           77-0016028
---------------------------------                         ----------------------
   (State or other jurisdiction                             (IRS employer
of incorporation or organization)                         identification number)

         170 Rose Orchard Way
            San Jose, CA                                        95134
---------------------------------                               -----
(Address of Principal Executive Offices)                      (Zip Code)

Registrant's telephone number, including area code:        (408) 943-0777
                                                           ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   /X/                           No  / /


Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

              Class                             Outstanding at  October 31, 1996
------------------------------                  --------------------------------
Common Stock - $0.01 par value                           16,094,161

                                      INDEX


                                                                            PAGE

COVER PAGE                                                                     1

INDEX                                                                          2

PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements

                    Condensed Consolidated Balance Sheets                      3

                    Condensed Consolidated Statements of Operations            4

                    Condensed Consolidated Statements of Cash Flows            5

                    Notes to Condensed Consolidated Financial Statements     6-7

         Item 2 - Management's Discussion and Analysis of
                    Financial Condition and Results of Operations           8-13


PART II - OTHER INFORMATION

         Item 4 - Submission of Matters to a Vote of Security Holders         14

         Item 6 - Exhibits and Reports on Form 8-K                         15&17


SIGNATURE                                                                     16


                         PART I - FINANCIAL INFORMATION

                          ITEM I - FINANCIAL STATEMENTS


                          DIGITAL MICROWAVE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


ASSETS                                                              9/30/96           03/31/96
                                                                 ----------           --------
                                                                 (Unaudited)

CURRENT ASSETS:

     Cash and cash equivalents                                   $     3,245          $    8,299
     Restricted cash                                                   1,301                 719
     Accounts receivable, net                                         35,316              33,398
     Inventories, net                                                 47,313              35,347
     Other current assets                                              3,712               2,973
                                                                 -----------           ---------
     Total current assets                                             90,887              80,736

PROPERTY AND EQUIPMENT, NET                                           14,719              15,061
                                                                 -----------           ---------
     Total assets                                                $   105,606           $  95,797
                                                                 ===========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Line of credit                                              $     7,662           $   3,106
     Current maturities of note payable                                3,333               3,334
     Current maturities of capital lease obligations                     886               1,025
     Accounts payable                                                 16,517              16,252
     Income taxes payable                                              1,273                 973
     Other accrued liabilities                                        20,639              18,590
                                                                 -----------           ---------
         Total current liabilities                                    50,310              43,280

LONG-TERM LIABILITIES:

     Note payable, net of current maturities                             278               1,944
     Capital lease obligations, net of current maturities                424                 838
                                                                 -----------           ---------
         Total liabilities                                            51,012              46,062

STOCKHOLDERS' EQUITY                                                  54,594              49,735
                                                                 -----------           ---------
     Total liabilities and stockholders' equity                  $   105,606           $  95,797
                                                                 ===========           =========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                          DIGITAL MICROWAVE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                   (Unaudited)


                                                   Three Months Ended                      Six Months Ended
                                                     September 30,                           September 30,
                                                   --------------------                   ---------------------
                                                   1996            1995                   1996            1995
                                                   ----            ----                   ----            ----

Net sales                                           $ 41,525        $ 41,792              $ 78,332        $ 81,485
Cost of sales                                         27,783          31,544                52,685          61,252
                                                    --------        --------              --------        --------

Gross profit                                          13,742          10,248                25,647          20,233
                                                    --------        --------              --------        --------

Operating Expenses:
   Research and development                            2,467           2,884                 4,928           5,836
   Selling, general and administrative                 8,702           6,870                16,629          13,343
                                                    --------        --------              --------        --------

     Total operating expenses                         11,169           9,754                21,557          19,179
                                                    --------        --------              --------        --------

Operating income                                       2,573             494                 4,090           1,054

Other income (expense):
Interest and other income, net                            83             376                    96             756
Interest expense                                        (299)           (570)                 (581)         (1,241)
                                                    --------        --------              --------        --------

Income before provision for
      income taxes                                     2,357             300                 3,605             569

Provision for income taxes                               235              30                   360              57
                                                    --------        --------              --------        --------

Net income                                          $  2,122        $    270              $  3,245        $    512
                                                    ========        ========              ========        ========

Net income per share                                $   0.13        $   0.02              $   0.20        $   0.04
                                                    ========        ========              ========        ========

Weighted average number of
     common  & common
     equivalent shares outstanding                    16,611          14,784                16,436          14,312
                                                    ========        ========              ========        ========



See accompanying Notes to Condensed Consolidated Financial Statements.

                          DIGITAL MICROWAVE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                `               Six Months Ended
                                                                                                  September 30,
                                                                                                -----------------

                                                                                                1996        1995
                                                                                                ----        ----
Cash flows from operating activities:
Net income                                                                                     $ 3,245    $   512
     Adjustments to reconcile net income to net cash
     provided by (used for) operating activities:
     Depreciation and amortization                                                               2,716      3,295
     Provision for uncollectible accounts                                                          700        241
     Provision for inventory reserves                                                            1,683      1,370
     Provision for warranty reserves                                                               915        736
     Changes in assets and liabilities:
        Decrease (increase) in restricted cash                                                    (582)       393
        Decrease (increase) in accounts receivable                                              (2,611)    (4,161)
        Decrease (increase) in inventories                                                     (13,648)     3,048
        Decrease (increase) in other current assets                                               (737)     1,522
        (Decrease) increase in accounts payable                                                    265     (5,560)
        (Decrease) increase in other accrued liabilities                                         1,433       (856)
                                                                                               -------    -------

Net cash (used for) provided by operating activities                                            (6,621)       540
                                                                                               -------    -------

Cash flows from investing activities:
     Purchases of property and equipment                                                        (2,531)    (2,886)
                                                                                               -------    -------

Cash flows from financing activities:
     Borrowings from (repayments to) bank                                                        2,889    (11,452)
     Payment of capital lease obligations                                                         (553)      (451)
     Sale of common stock                                                                        1,613     15,393
                                                                                               -------     -------

Net cash provided by financing activities                                                        3,949      3,490
                                                                                               -------     -------

     Effect of exchange rate changes on cash                                                       149        106
                                                                                               -------     -------

Net increase (decrease) in cash and cash equivalents                                            (5,054)     1,250
Cash and cash equivalents at beginning of year                                                   8,299      1,919
                                                                                               -------     -------

Cash and cash equivalents at end of period                                                     $ 3,245     $ 3,169
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

CASH AND CASH EQUIVALENTS

       For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

RESTRICTED CASH

       The Company is required to segregate and maintain certain cash balances as security for letters of credit provided to secure performance or bid bonds under some of the Company's revenue contracts. As of September 30, 1996, the Company was required to segregate and maintain $1.3 million which is included as restricted cash in the accompanying balance sheets.

INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out) or market where cost includes material, labor and manufacturing overhead. Inventories consist of:


                                                                              (In thousands)
                                                                September 30, 1996        March 31, 1996
                                                                ------------------        --------------
                                                                   (Unaudited)

         Raw materials                                              $  15,547                $  11,840
         Work in process                                               17,741                   16,342
         Finished goods                                                14,025                    7,165
                                                                    ---------                ---------
                                                                    $  47,313                $  35,347
                                                                    =========                =========

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth items from the Condensed Consolidated Statements of Operations as percentages of net sales:



                                                 Three Months Ended                Six Months Ended
                                                    September 30                     September 30,
                                                ---------------------              ---------------
                                                1996             1995              1996       1995
                                                ----             ----              ----       ----

Net sales                                       100.0%            100.0%           100.0%     100.0%
Cost of sales                                    66.9              75.5             67.3       75.2
                                                -----            ------            -----      -----
Gross profit                                     33.1              24.5             32.7       24.8

Research & development                            5.9               6.9              6.3        7.1
Selling, general & administrative                21.0              16.4             21.2       16.4
                                                -----            ------            -----      -----

Operating income                                  6.2               1.2              5.2        1.3

Other expense, net                               (0.5)             (0.5)            (0.6)      (0.6)
                                                -----            ------            -----       ----

Income before provision
     for income taxes                             5.7               0.7              4.6        0.7

Provision for income taxes                        0.6               0.1              0.5        0.1
                                                -----            ------            -----       ----

          Net income                              5.1%              0.6%             4.1%       0.6%
                                                =====            ======            =====       ====


Net sales for the second quarter of fiscal year 1997 were $41.5 million, compared to $41.8 million reported in the same quarter of fiscal year 1996. Net sales for the first six months of fiscal 1997 were $78.3 million, compared to net sales of $81.5 million for the similar period in fiscal 1996. The decrease in net sales in the first half of fiscal 1997 was primarily due to lower sales in Europe and the Americas. Sales in Europe declined from $39.2 million in the first half of fiscal 1996 to $35.6 million in the similar period in fiscal 1997. Sales in the Americas of $19.0 million in the first half of fiscal 1997 were also lower than the $20.7 million reported in the first half of fiscal 1996. The Asia Pacific region, however, reported an increase in sales in the first half of fiscal 1997 to $23.7 million compared to $21.6 million in the first half of fiscal 1996.

During the second quarter of fiscal 1997, the Company received $48 million in new orders shippable over the next twelve months, compared to $33 million in the second quarter of fiscal 1996. An increase in orders was reported in all regions, with Asia Pacific reporting $19 million in new orders, or a 131% increase, the Americas reporting $10 million in new orders or a 26% increase, and Europe reporting $19 million in new orders or a 7% increase from the first quarter of fiscal 1996. Backlog at September 30, 1996 was $85 million, compared to $81 million at June 30, 1996.


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

Gross margins in the second quarter and first half of fiscal 1997 were higher compared to the same periods in fiscal 1996 primarily due to lower manufacturing expenses, which were the result of lower component material costs and improved manufacturing efficiency resulting in less overtime and lower expediting costs. Improved manufacturing yields also contributed to the better gross margin, as did the new expanded product line of SPECTRUM II(TM). Also, the first half of fiscal 1996 was negatively impacted by the shipments of interim product to E-Plus at no margin due to delays in acceptance of SPECTRUM II(TM) equipment. The Company subsequently received SPECTRUM II(TM) product acceptance from E-Plus during the second quarter of fiscal 1996. In addition, net sales for the first six months of fiscal 1997 of SPECTRUM II(TM) increased to $30.3 million or 244% from $8.8 million for the similar period of fiscal 1996, while net sales for the M-series product line decreased from $39.8 million to $20.1 million for the same periods.

Research and development expenses decreased by $0.4 million, from $2.9 million in the second quarter of fiscal 1996 to $2.5 million in the same period in fiscal 1997. For the first half of fiscal 1997, research and development expenses of $4.9 million were $0.9 million lower than the $5.8 million reported in the comparable period of fiscal 1996. This decrease was primarily attributable to lower project material costs in connection with the SPECTRUM II(TM) product as it transitioned from the development stage to the expansion to other bandwidths in fiscal 1997.

Selling, general and administrative expenses of $8.7 million in the second quarter of fiscal 1997 were higher by $1.8 million compared to $6.9 million in the second quarter of fiscal 1996. For the first six months of fiscal 1997, selling, general and administrative expenses increased by $3.3 million to $16.6 million from $13.3 million in the similar period of fiscal 1996. The increase was mostly attributable to an increase in personnel and related travel expense, as well as increased sales office costs, as the Company continued to increase its sales and worldwide support capability. In addition, there was an increase in management bonus expense in the first half of fiscal 1997 compared to the similar period of fiscal 1996 due to the improved profitability of the Company during that period. Also, the Company accrued consulting fees related to company-wide process improvement programs in such period.

Interest and other income, net was $83,000 in the second quarter of fiscal 1997 compared to $0.4 million in the similar quarter of fiscal 1996. For the first half of fiscal 1997, interest and other income, net was $96,000 compared to $0.8 million in the same period of fiscal 1996. This decrease was primarily due to unfavorable exchange rates on receivables denominated in foreign currencies during the first half of fiscal 1997 compared to the similar period of fiscal 1996. Interest expense in the second quarter of fiscal 1997 was $0.3 million compared to $0.6 million in the second quarter of fiscal 1996. For the first six months of fiscal 1997, interest expense was $0.6 million compared to $1.2 million in the comparable period in fiscal 1996. The decrease in interest expense for both periods was primarily attributable to lower average principal balances outstanding on the Company's line of credit and note payable in fiscal 1997 as compared to the prior year.

The Company recorded an income tax provision in the second quarter and first half of both fiscal years 1997 and 1996 at an effective rate of 10%. This was less than the statutory rate primarily due to the utilization of the net operating loss and tax credit carry forwards.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

The statements in this Form 10-Q concerning the Company's expenses, revenue, liquidity and cash needs contain forward-looking statements concerning the Company's future operations and financial results within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Company cautions investors that its business is subject to significant risks and uncertainties. Throughout this Form 10-Q, the Company has made certain estimates and projections relating to, among other things, new orders, backlog and the Company's process improvement programs. These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information. Numerous factors set forth in the following five paragraphs and more general risks, such as economic and competitive conditions, incoming order levels, shipment volumes, product margins, and foreign exchange rates, could cause actual results to differ from those described in these statements, and prospective investors and stockholders should carefully consider the factors set forth below in evaluating these forward-looking statements.

Sales of the Company's products are concentrated in a small number of customers. For the second quarter and first half of fiscal 1997, the top four customers accounted for 37% and 38% of the net sales, respectively. As of September 30, 1996, four of the Company's customers accounted for 42% of the backlog. The worldwide telecommunications industry is dominated by a small number of large corporations, and the Company expects that a significant portion of its future product sales will continue to be concentrated in a limited number of customers. The loss of any existing customer, a significant reduction in the level of sales to any existing customer, or the failure of the Company to gain additional customers could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, a substantial portion of shipments may occur near the end of each quarter. Accordingly, the Company's results are difficult to predict and delays in product delivery or closing of a sale can cause revenues and net income to fluctuate significantly from anticipated levels and from quarter to quarter.

The markets for the Company's products are extremely competitive and the Company expects that competition will increase. The Company's existing and potential competitors include large and emerging domestic and international companies, such as California Microwave Corporation, Alcatel, Ericsson, Siemens AG, Harris Corporation, Nokia, NEC, and P-Com, many of which have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than the Company. The Company believes that its ability to compete successfully will depend on a number of factors both within and outside its control, including price, quality, availability, product performance and features; timing of new product introductions by the Company, its customers and its competitors; the ability of its customers to obtain financing; and customer service and technical support. The Company continues to experience customer demands for shorter delivery cycles. The

Company increased its inventory levels in order to respond to this demand, which in turn, may increase the risk of obsolescence of the inventories.

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

The Company's manufacturing operations are highly dependent upon the delivery of materials by outside suppliers in a timely manner. From time to time the Company has experienced delivery delays from key suppliers which has impacted sales. There can be no assurance that the Company will not experience material supply problems or component or subsystem delays in the future.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used for operating activities in the first half of fiscal 1997 was $6.6 million, compared to net cash provided by operating activities of $0.5 million in the similar period of fiscal 1996. The increase in cash usage was primarily due to the increased level of inventory purchases. Total assets at September 30, 1996 increased by $9.8 million to $105.6 million from $95.8 million at March 31, 1996, principally due to the increases in inventory. Inventories increased primarily as a result of inventory purchases in anticipation of a higher volume of shipments, and finished goods shipped to customers for which revenue has been deferred. As a result of the increased inventory, cash and cash equivalents, decreased from $8.3 million at March 31, 1996 to $3.2 million at September 30, 1996 and borrowings on the Company's line of credit increased from $3.1 million at March 31, 1996 to $7.7 million at September 30, 1996.

Total liabilities at September 30, 1996 of $51.0 million were $4.9 million higher than the $46.1 million in total liabilities at March 31, 1996. The increase was primarily due to higher borrowings for inventory purchases and the increase in other accrued liabilities for payments received in advance from customers.

At September 30, 1996, the Company's principal sources of liquidity consisted of $3.2 million in cash and cash equivalents and a revolving bank credit facility. At September 30, 1996, $7.7 million was outstanding under the credit facility with $12.3 million remaining available at such time.

The Company's line of credit and term note payable require the Company to meet certain financial covenants, including minimum tangible net worth, minimum debt coverage ratios and profitability requirements. As of September 30, 1996, the Company was in compliance with the covenants.

The Company believes that the liquidity provided by existing cash balances, anticipated future cash flows from operations, and the Company's existing borrowing arrangements will be sufficient to meet both working capital and capital expenditure requirements for the remainder of fiscal 1997.

PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a)   The Company held an Annual Meeting of Stockholders on August 8, 1996.

    (b) At the Annual Meeting of Stockholders, the following directors were elected:


                                                                           Votes
                                                                           -----
                                                                For                  Withheld
                                                                ---                  --------
          Charles D. Kissner                                 13,741,439              478,751
          Richard C. Alberding                               13,743,560              476,630
          Clifford H. Higgerson                              13,572,802              647,388
          James D. Meindl                                    13,740,750              479,440
          Billy B. Oliver                                    13,740,250              479,940


    (c) At the Annual Meeting of Stockholders, the following additional matters were voted upon:

          1. A proposal to approve the Company's 1996 Employee Stock Purchase Plan.

                               Affirmative votes:                   8,371,551
                               Negative votes:                        423,883
                               Abstain:                                44,642
                               Non-votes:                           5,380,114


         2. A proposal to ratify and approve certain amendments to the Company's 1994 Stock Incentive Plan, including an increase in the number of shares of common stock reserved for issuance thereunder from 1,183,330 to 2,183,330.

                               Affirmative votes:                   5,364,238
                               Negative votes:                      2,729,807
                               Abstain:                                48,562
                               Non-votes:                           6,077,583

         3. A proposal to ratify the selection of Arthur Andersen LLP as independent public accountants for fiscal year 1997.

                               Affirmative votes:                  14,171,716
                               Negative votes:                         18,305
                               Abstain                                 30,169
                               Non-votes                                   --

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits

          For a list of exhibits to this Form 10-Q, see exhibit index located on page 17.

    (b)   Reports on Form 8-K.

    The Company did not file any reports on Form 8-K for the three-month period ended September 30, 1996.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  DIGITAL MICROWAVE CORPORATION



Date:  November 13, 1996          By    /s/  Carl A. Thomsen
       -----------------          ---------------------------
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

10.38           Amendment to Loan Agreement dated June 24, 1996, between the
                Company and CoastFed Business Credit Corporation (incorporated by reference to Exhibit 10.38 of the Company's Quarterly Report on Form 10-Q filed on August 14, 1996).

10.39 Amendment to Loan Agreement effective as of June 25, 1996, between the Company and CoastFed Business Credit Corporation.

27.1            Financial data schedule
