Form 10-Q
period 1996-12-31
DIGITAL MICROWAVE CORP /DE/
filed 1997-01-16
CIK 812703

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        FOR QUARTER ENDED              COMMISSION FILE NUMBER:
        DECEMBER 31, 1996                      0-15895

                            ------------------------

                         DIGITAL MICROWAVE CORPORATION

              (Exact name of registrant specified in its charter)

              DELAWARE                     77-0016028
    (State or other jurisdiction          (IRS employer
 of incorporation or organization)       identification
                                             number)

        170 ROSE ORCHARD WAY                  95134
            SAN JOSE, CA
  (Address of Principal Executive          (Zip Code)
              Offices)

       Registrant's telephone number, including area code: (408) 943-0777

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes _X_ No ____

    Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

                                   OUTSTANDING AT DECEMBER 31,
             CLASS                            1996
-------------------------------  -------------------------------
Common Stock -- $0.01 par value            16,135,175

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                             PAGE
                                                                            -------
COVER PAGE................................................................     1

INDEX.....................................................................     2

PART I -- FINANCIAL INFORMATION

         Item 1    --   Financial Statements

                        Condensed Consolidated Balance Sheets.............     3

                        Condensed Consolidated Statements of Operations...     4

                        Condensed Consolidated Statements of Cash Flows...     5

                        Notes to Condensed Consolidated Financial
                        Statements........................................    6-7

         Item 2    --   Management's Discussion and Analysis of Financial
                        Condition and Results of Operations...............   8-12

PART II -- OTHER INFORMATION

         Item 6    --   Exhibits and Reports on Form 8-K..................  13 & 15

SIGNATURE.................................................................    14

                        PART I -- FINANCIAL INFORMATION

ITEM I -- FINANCIAL STATEMENTS

                         DIGITAL MICROWAVE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                                         03/31/96
                                                                                             12/31/96    ---------
                                                                                            -----------
                                                                                            (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents...............................................................   $   6,489   $   8,299
  Restricted cash.........................................................................       1,558         719
  Accounts receivable, net................................................................      37,241      33,398
  Inventories.............................................................................      44,110      35,347
  Other current assets....................................................................       2,870       2,973
                                                                                            -----------  ---------
  Total current assets....................................................................      92,268      80,736

PROPERTY AND EQUIPMENT, NET...............................................................      14,841      15,061
                                                                                            -----------  ---------
  Total assets............................................................................   $ 107,109   $  95,797
                                                                                            -----------  ---------
                                                                                            -----------  ---------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit..........................................................................   $   2,022   $   3,106
  Current maturities of note payable......................................................      --           3,334
  Current maturities of capital lease obligations.........................................         796       1,025
  Accounts payable........................................................................      17,235      16,252
  Income taxes payable....................................................................       1,444         973
  Other accrued liabilities...............................................................      25,913      18,590
                                                                                            -----------  ---------
    Total current liabilities.............................................................      47,410      43,280

LONG-TERM LIABILITIES:
  Note payable, net of current maturities.................................................      --           1,944
  Capital lease obligations, net of current maturities....................................         280         838
                                                                                            -----------  ---------
    Total liabilities.....................................................................      47,690      46,062

STOCKHOLDERS' EQUITY......................................................................      59,419      49,735
                                                                                            -----------  ---------
  Total liabilities and stockholders' equity..............................................   $ 107,109   $  95,797
                                                                                            -----------  ---------
                                                                                            -----------  ---------

     See accompanying Notes to Condensed Consolidated Financial Statements.

                         DIGITAL MICROWAVE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                         DECEMBER 31,           DECEMBER 31,
                                                                     --------------------  ----------------------
                                                                       1996       1995        1996        1995
                                                                     ---------  ---------  ----------  ----------
Net sales..........................................................  $  47,760  $  32,698  $  126,092  $  114,183
Cost of sales......................................................     31,862     32,329      84,547      93,581
                                                                     ---------  ---------  ----------  ----------
Gross profit.......................................................     15,898        369      41,545      20,602
                                                                     ---------  ---------  ----------  ----------
Operating Expenses:
  Research and development.........................................      2,505      2,731       7,433       8,567
  Selling, general and administrative..............................      9,076      6,936      25,705      20,279
                                                                     ---------  ---------  ----------  ----------
    Total operating expenses.......................................     11,581      9,667      33,138      28,846
                                                                     ---------  ---------  ----------  ----------
Operating income (loss)............................................      4,317     (9,298)      8,407      (8,244)
Other income (expense):
Interest and other income, net.....................................        305        853         401       1,609
Interest expense...................................................       (263)      (287)       (844)     (1,528)
                                                                     ---------  ---------  ----------  ----------
Income (loss) before provision for income taxes....................      4,359     (8,732)      7,964      (8,163)
Provision (credit) for income taxes................................        436     (2,010)        796      (1,953)
                                                                     ---------  ---------  ----------  ----------
Net income (loss)..................................................  $   3,923  $  (6,722) $    7,168  $   (6,210)
                                                                     ---------  ---------  ----------  ----------
                                                                     ---------  ---------  ----------  ----------
Net income (loss) per share........................................  $    0.23  $   (0.43) $     0.43  $    (0.43)
                                                                     ---------  ---------  ----------  ----------
                                                                     ---------  ---------  ----------  ----------
Weighted average number of common & common equivalent shares
 outstanding.......................................................     17,060     15,772      16,678      14,592
                                                                     ---------  ---------  ----------  ----------
                                                                     ---------  ---------  ----------  ----------

     See accompanying Notes to Condensed Consolidated Financial Statements.

                         DIGITAL MICROWAVE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                NINE MONTHS ENDED
                                                                                                   DECEMBER 31,
                                                                                               --------------------
                                                                                                 1996       1995
                                                                                               ---------  ---------
Cash flows from operating activities:
Net income (loss)............................................................................  $   7,168  $  (6,210)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization..............................................................      4,200      5,095
  Provision for uncollectible accounts.......................................................      1,400        677
  Provision for inventory reserves...........................................................      3,187      8,393
  Provision for warranty reserves............................................................      1,505      1,017
  Changes in assets and liabilities:
    Decrease (increase) in restricted cash...................................................       (839)       387
    Decrease (increase) in accounts receivable...............................................     (5,248)     1,112
    Decrease (increase) in inventories.......................................................    (11,955)       115
    Decrease (increase) in other current assets..............................................        109      2,669
    (Decrease) increase in accounts payable..................................................        984     (8,693)
    (Decrease) increase in other accrued liabilities.........................................      6,291     (3,009)
                                                                                               ---------  ---------
Net cash provided by operating activities....................................................      6,802      1,553
                                                                                               ---------  ---------
Cash flows from investing activities:
  Purchases of property and equipment........................................................     (4,116)    (3,810)
                                                                                               ---------  ---------
Cash flows from financing activities:
  Borrowings from (repayments to) bank, net..................................................     (6,362)   (12,474)
  Payment of capital lease obligations.......................................................       (787)      (726)
  Sale of common stock.......................................................................      2,514     15,627
                                                                                               ---------  ---------
Net cash (used for) provided by financing activities.........................................     (4,635)     2,427
                                                                                               ---------  ---------
  Effect of exchange rate changes on cash....................................................        139         87
                                                                                               ---------  ---------
Net increase (decrease) in cash and cash equivalents.........................................     (1,810)       257
Cash and cash equivalents at beginning of period.............................................      8,299      1,919
                                                                                               ---------  ---------
Cash and cash equivalents at end of period...................................................  $   6,489  $   2,176
                                                                                               ---------  ---------
                                                                                               ---------  ---------

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

    RESTRICTED CASH

    The Company is required to segregate and maintain certain cash balances as security for letters of credit provided to secure performance or bid bonds under some of the Company's revenue contracts. As of December 31, 1996, the Company was required to segregate and maintain $1.6 million which is included as restricted cash in the accompanying balance sheet.

    INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market where cost includes material, labor and manufacturing overhead. Inventories consist of:

                                                            DECEMBER 31, 1996  MARCH 31, 1996
                                                            -----------------  --------------
                                                                     (IN THOUSANDS)
                                                               (UNAUDITED)
Raw materials.............................................      $  14,191        $   11,840
Work in process...........................................         14,634            16,342
Finished goods............................................         15,285             7,165
                                                                  -------           -------
                                                                $  44,110        $   35,347
                                                                  -------           -------
                                                                  -------           -------

    NET INCOME (LOSS) PER SHARE

    Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Net loss per share is computed using only the weighted average number of common shares outstanding during the period, as the inclusion of common equivalent shares would be antidilutive.

    LITIGATION AND CONTINGENCIES

    The Company is subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, these proceedings will not have a material adverse effect on the financial position and results of operations of the Company.

                         DIGITAL MICROWAVE CORPORATION

                                  (UNAUDITED)

    CONCENTRATION OF CREDIT RISK

    Trade receivables concentrated with certain customers primarily in the telecommunications industry and in certain geographic locations potentially subject the Company to concentration of credit risk. In addition to sales in Western Europe and North America, the Company actively markets and sells products in Asia, Eastern Europe, South America, the Middle East and Africa. The Company performs on-going credit evaluations of its customers' financial conditions and generally requires no collateral.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following table sets forth items from the Condensed Consolidated Statements of Operations as percentages of net sales:

                                                                            THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                               DECEMBER 31,              DECEMBER 31,
                                                                         ------------------------  ------------------------
                                                                            1996         1995         1996         1995
                                                                         -----------  -----------  -----------  -----------
Net sales..............................................................      100.0%       100.0%       100.0%       100.0%
Cost of sales..........................................................       66.7         98.9         67.0         82.0
                                                                             -----        -----        -----        -----
Gross profit...........................................................       33.3          1.1         33.0         18.0
Research & development.................................................        5.3          8.3          5.9          7.5
Selling, general & administrative......................................       19.0         21.2         20.4         17.7
                                                                             -----        -----        -----        -----
Operating income (loss)................................................        9.0        (28.4)         6.7         (7.2)
Other income (expense):
  Interest and other income, net.......................................        0.7          2.6          0.3          1.4
  Interest expense.....................................................       (0.6)        (0.9)        (0.7)        (1.3)
                                                                             -----        -----        -----        -----
Income (loss) before provision for income taxes........................        9.1        (26.7)         6.3         (7.1)
Provision (credit) for income taxes....................................        0.9         (6.1)         0.6         (1.7)
                                                                             -----        -----        -----        -----
Net income (loss)......................................................        8.2%       (20.6)%        5.7%        (5.4)%
                                                                             -----        -----        -----        -----
                                                                             -----        -----        -----        -----

    Net sales for the third quarter of fiscal year 1997 were $47.8 million, compared to $32.7 million reported in the same quarter of fiscal year 1996. Net sales for the first nine months of fiscal 1997 were $126.1 million, compared to net sales of $114.2 million for the same period in fiscal 1996. The increase in net sales was due to higher sales in all regions. For the first nine months of fiscal 1997, net sales were $36.9 million in the Asia/Pacific region, $58.8 million in Europe and $30.4 million in the Americas, compared to $28.8 million, $55.7 million and $29.7 million, respectively, in the same period in fiscal 1996.

    During the third quarter of fiscal 1997, the Company received $48.6 million in new orders shippable over the next twelve months, compared to $40.6 million in the third quarter of fiscal 1996. The Americas reported new orders of $13.0 million, or an increase of 60%, as compared to $8.1 million in the same period in fiscal 1996. Europe reported $20.8 million in new orders, or a 28% increase, as compared to $16.2 million in the same period in fiscal 1996. These increases were partially offset by a $1.5 million decrease in new orders in the Asia/Pacific region, which reported $14.8 million in new orders as compared to $16.3 million in the same period in fiscal 1996. Backlog at December 31, 1996 was $85 million, which was the same as at September 30, 1996.

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

    Gross profit in the third quarter and first nine months of fiscal 1997 was higher than the gross profit in the same periods in fiscal 1996 primarily due to the Company's SPECTRUM II-TM- product line which began shipping in July 1995 and accounted for 45% of net sales in the third quarter of fiscal 1997 compared to 18% of net sales in the third quarter of fiscal 1996. Also contributing to higher gross profit were lower manufacturing expenses due to lower component material costs and improved manufacturing efficiency resulting in less overtime and lower expediting costs. In addition, the first three quarters of fiscal 1996 were negatively impacted by the shipments of M Series and other products to E-Plus at no margin due to delays in completion of the SPECTRUM II-TM- product. The third quarter of fiscal 1996 also included provisions for excess and obsolete inventory of approximately $7.0 million, unabsorbed manufacturing expenses due to lower production volume, rework expenses and other costs related to the startup of SPECTRUM II-TM- production. Net sales for the first nine months of fiscal 1997 of SPECTRUM II-TM- increased to $51.2 million from $11.6 million for the same period of fiscal 1996. Net sales for the first nine months of fiscal 1997 of QUANTUM product increased to $17.1 million from $8.7 million for the same period of fiscal 1996. Net sales for the first nine months of fiscal 1997 of the M Series product line, which has been largely replaced by the SPECTRUM II-TM- product line, decreased to $25.9 million from $51.7 million for the same period in fiscal 1996. Net sales for other products and services for the first nine months of fiscal 1997 amounted to $31.9 million compared to $42.2 million in the same period of fiscal 1996.

    The Company has seen its gross profit improve recently. However, there can be no assurance that the Company will be able to maintain its gross profit at current levels because of factors mentioned below in this Management's Discussion and Analysis of Financial Conditions and Results of Operations. Of particular concern is the intense competitive price pressure of the telecommunications market which will result in downward pricing pressure on the Company's products.

    Research and development expenses decreased to $2.5 million in the third quarter of fiscal 1997 from $2.7 million in the same period in fiscal 1996. For the first nine months of fiscal 1997, research and development expenses of $7.4 million were $1.2 million lower than the $8.6 million reported in the same period of fiscal 1996. This decrease was primarily attributable to lower project material costs in connection with the SPECTRUM II-TM- product as it transitioned from its initial development stage to production. The Company will continue to invest in the development of new products and features in order to maintain and enhance its competitive position and expects research and development spending to increase in connection with the development of new products.

    Selling, general and administrative expenses of $9.1 million in the third quarter of fiscal 1997 increased by $2.2 million as compared to $6.9 million in the third quarter of fiscal 1996. For the first nine months of fiscal 1997, selling, general and administrative expenses increased by $5.4 million to $25.7 million from $20.3 million in the same period of fiscal 1996. These increases were mostly attributable to an increase in personnel, sales office and related travel expenses, as the Company continued to increase its worldwide sales and customer support structure. Also, contributing to the increase were profit sharing and management bonus expenses due to the improved profitability of the Company during the period. In addition, the Company accrued consulting fees related to the company-wide process improvement program and increased reserves for accounts receivable in fiscal 1997.

    Interest and other income, net was $0.3 million in the third quarter of fiscal 1997 compared to $0.9 million in the third quarter of fiscal 1996. For the first nine months of fiscal 1997, interest and other income, net was $0.4 million compared to $1.6 million in the same period of fiscal 1996. The third quarter of fiscal 1996 included interest income related to income tax refunds of $0.4 million and gain on the sale of investments of $0.3 million. There were no similar items in fiscal 1997. In addition, in the first nine months of fiscal 1997, the Company recorded foreign exchange gains of $0.2 million primarily related to receivables denominated in foreign currencies, compared to foreign exchange gains of $0.5 million in the same period of fiscal 1996.

    Interest expense in the third quarter of fiscal 1997 of $0.3 million was slightly lower than the comparable period in fiscal 1996. For the first nine months of fiscal 1997, interest expense was $0.8 million compared to $1.5 million in the same period in fiscal 1996. The decrease in interest expense was primarily attributable to lower average principal balances outstanding on the Company's line of credit and note payable in fiscal 1997.

    The Company recorded an income tax provision in the third quarter and first nine months of fiscal year 1997 at an effective rate of 10%. This was less than the statutory rate primarily due to the utilization of the net operating loss and tax credit carry forwards. For the first nine months of fiscal 1996, the Company recorded a tax benefit of $2.0 million after the completion of an IRS audit of the fiscal years ended March 31, 1990 through 1994 and the receipt of tax refunds resulting from a favorable IRS letter ruling. The ruling allowed the Company to carryback and obtain a refund for certain net tax operating losses incurred in fiscal 1995.

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

    The Company's quarterly operating results vary significantly depending on several factors, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. In particular, the Company's quarterly results of operations can vary due to the volume and timing of product orders received and delivered during the quarter, the ability of the Company and its key suppliers to respond to changes made by customers in their orders, and the timing of new product introductions by the Company and its competitors. The Company's quarterly operating results may also vary significantly depending on other factors, including the mix of products sold; the cost and availability of components and subsystems; relative prices of the Company's products; adoption of new technologies and industry standards; competition; fluctuations in foreign currency exchange rates; regulatory developments; and general economic conditions. In addition, wireless infrastructure suppliers are experiencing, and are likely to continue to experience, intense price pressure, which has resulted, and is expected to continue to result, in downward pricing pressure on the Company's products. As a result, the Company has experienced, and expects to continue to experience, declining average sales prices for its products. The Company's ability to maintain its gross profit margins depends upon its ability to continue to improve manufacturing efficiencies, lower material costs of products and to continue to introduce new products and product enhancements. Any inability of the Company to respond to increased price competition would have a material adverse effect on the Company's business, financial condition and results of operations. Since the Company's customers frequently negotiate supply arrangements far in advance of delivery dates, the Company often must commit to price reductions for its products before it is aware of how, or if, such cost reductions can be obtained. As a result, such current or future price reduction commitments could have, and any inability of the Company to respond to increased price competition would have, a material adverse effect on the Company's business, financial condition and results of operations.

    During any quarter, sales of the Company's products are concentrated in a small number of customers. For example, during the three months ended December 31, 1996, the Company's top five customers accounted for 35% of the Company's net sales. Comparatively, during the three months ended December 31, 1995, the Company's top five customers accounted for 40% of the Company's net sales. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue to be at levels of previous periods, or that the Company will be able to obtain orders from new customers. The Company's customers typically are not contractually obligated to purchase any quantity of products in any particular period and product sales to major customers have varied widely from period to period. The loss of any existing customer, a significant reduction in the level of sales to any existing customer, or the failure of the Company to gain additional customers could have a material adverse effect on the Company's business, financial condition and results of operations.

    The microwave interconnection and access business is a specialized segment of the wireless telecommunications industry and is extremely competitive. The Company expects such competition to increase in the future. Several established and emerging companies offer a variety of microwave, fiber optic and other connectivity products for applications similar to those of the Company's products. Many of the Company's competitors have more extensive engineering, manufacturing and marketing capabilities and substantially greater financial, technical and personnel resources than the Company. In addition, many of the Company's competitors have greater name recognition, a larger installed base of products and longer-standing customer relationships. The Company considers its primary competitors to be L.M. Ericsson, Siemens AG, California Microwave, Inc., P-COM, Inc., and the Farinon Division of Harris Corporation. In addition, other existing competitors include Alcatel, Nokia, SIAE, NEC, and NERA. Both L.M. Ericsson and Siemens AG have product lines that compete with those of the Company, and are also OEMs through which the Company markets and sells its products. Some of the Company's largest customers could develop the capability to manufacture products similar to those manufactured by the Company. The Company believes that competition in its markets is based primarily on customer service and support, breadth of product line, price, performance, rapid delivery, and reliability. The Company's future success will depend upon its ability to address the increasingly sophisticated needs of its customers by enhancing its current products, by developing and introducing new products in a timely manner that keep pace with technological developments and emerging wireless telecommunications services, and by providing such products at competitive prices. The Company's major contractual awards are often subject to the receipt of firm orders, which, in turn, may be subject to many conditions, including that the equipment purchased be competitive in the wireless telecommunications marketplace with respect to technology, price, quantity, and other commercial concerns. In addition, because the Company's major orders often require deliveries for periods over 12 months, such products are subject to risks associated with obsolescence due to rapidly changing technology. There can be no assurance that the Company will have the financial resources, technical expertise, or marketing, sales, distribution, and customer service and support capabilities to compete successfully.

    In fiscal year 1995, fiscal year 1996 and the nine-months ended December 31, 1996, sales to international customers accounted for 88%, 87% and 95%, respectively, of the Company's net sales. The Company expects that international sales will continue to account for the majority of its net sales for the foreseeable future. As a result, the Company is subject to the risks of doing business internationally, including unexpected changes in regulatory requirements; fluctuations in foreign currency exchange rates; imposition of tariffs and other trade barriers and restrictions; the burdens of complying with a variety of foreign laws; and general economic conditions, including inflation. The Company is also subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations. Potential markets for the Company's products exist in developing countries that may deploy wireless communications networks. Such countries may decline to construct wireless communications networks, experience delays in the construction of such networks or use the products of a competitor of the Company to construct such networks. As a result, any demand for the Company's products in such countries will be similarly limited or delayed. In addition, the Company may experience more volatile political, economic and foreign currency fluctuations in developing countries. There can be no assurance that currency fluctuations, changes in the rate of inflation or any of the aforementioned factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company's manufacturing operations are highly dependent upon the delivery of materials by outside suppliers in a timely manner. In addition, the Company depends, in part, upon subcontractors to assemble major components and subsystems used in its products in a timely and satisfactory manner. For example, the Company has an agreement with one of its suppliers, Microelectronics Technology, Inc.

("MTI"), which provides MTI with certain preferential rights to manufacture certain of the Company's integrated circuits. The failure of an outside supplier or subcontractor to deliver such materials, components or subsystems in a timely and satisfactory manner could have a material adverse effect on the Company's business, financial condition and results of operations. In the future, the Company may increase its reliance on outside suppliers and subcontractors to provide materials, components and subsystems. The Company does not generally enter into long-term or volume purchase agreements with any of these suppliers, and no assurance can be given that such materials, components and subsystems will be available in the quantities required by the Company, if at all. The inability of the Company to develop alternative sources of supply quickly and on a cost-effective basis could materially impair the Company's ability to manufacture and deliver its products in a timely manner. There can be no assurance that the Company will not experience material supply problems or component or subsystem delays in the future.

    LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities in the first nine months of fiscal 1997 was $6.8 million, compared to net cash provided by operating activities of $1.6 million in the similar period of fiscal 1996. The increase in cash provided by operating activities was primarily due to increases in customer advances and improved accounts receivable collections. Total assets at December 31, 1996 increased by $11.3 million to $107.1 million from $95.8 million at March 31, 1996, principally due to the increases in inventory and accounts receivable. Inventories increased primarily to support a higher volume of net sales, and due to an increase in finished goods shipped to customers for which net sales have been deferred pending installation. The increase in accounts receivable was primarily due to the higher net sales of $47.8 million, in the third quarter of fiscal 1997 compared to $36.2 million in the fourth quarter of fiscal 1996.

    Total liabilities at December 31, 1996 of $47.7 million were $1.6 million higher than the $46.1 million in total liabilities at March 31, 1996. The increase was primarily due to the increase in other accrued liabilities for payments received in advance from customers. This increase was offset by payment in full of the note payable and a reduction in the balance outstanding under the line of credit.

    At December 31, 1996, the Company's principal sources of liquidity consisted of $6.5 million in cash and cash equivalents and a revolving bank credit facility that expires in June 1997. At December 31, 1996, $2.0 million was outstanding under the credit facility with $17.0 million remaining available at such time.

    The Company's line of credit requires the Company to meet certain financial covenants, including minimum tangible net worth and profitability requirements. As of December 31, 1996, the Company was in compliance with the covenants.

    The Company believes that the liquidity provided by existing cash balances, anticipated future cash flows from operations, and the Company's existing borrowing arrangements will be sufficient to meet both working capital and capital expenditure requirements for the remainder of fiscal 1997.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    For a list of exhibits to this Form 10-Q, see exhibit index located on page 15.

(b) Reports on Form 8-K.

    The Company did not file any reports on Form 8-K for the three-month period ended December 31, 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                DIGITAL MICROWAVE CORPORATION

Date: January 16, 1997          By              /s/ CARL A. THOMSEN
                                     -----------------------------------------
                                                  Carl A. Thomsen
                                      VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                                   AND SECRETARY

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
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

      10.39  Amendment to Loan Agreement effective as of June 25, 1996, between the Company and CoastFed Business
              Credit Corporation (incorporated by reference to Exhibit 10.39 of the Company's Quarterly Report on
              Form 10-Q filed on November 14, 1996).

      27.1   Financial data schedule