Form 10-K
period 1997-03-31
DIGITAL MICROWAVE CORP /DE/
filed 1997-06-27
CIK 812703

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(Mark One)
/ / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE FISCAL YEAR ENDED MARCH 31, 1997.

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM         TO         .

                           COMMISSION FILE NUMBER 0-15895

                          DIGITAL MICROWAVE CORPORATION
               (Exact name of registrant as specified in its charter)

                       DELAWARE                            77-0016028
               (State of incorporation)                 (I.R.S. Employer
                                                       Identification No.)

       170 ROSE ORCHARD WAY SAN JOSE, CALIFORNIA             95134
                (Address of principal                      (Zip Code)
                  executive offices)

Registrant's telephone number, including area code: (408) 943-0777

Securities registered pursuant to Section 12 (b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act:

                    COMMON STOCK--PAR VALUE $0.01 PER SHARE
                                (Title of class)

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. / /

    State the aggregate market value of the voting stock held by non-affiliates of Registrant (based on the last reported sale price of $31.50 per share on the Nasdaq National Market) as of June 2, 1997: Approximately $574,952,427.

    As of June 2, 1997, there were 18,557,148 shares of Common Stock, par value $0.01 per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    1. Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended March 31, 1997 are incorporated by reference into Parts I and II of this Form 10-K Report. With the exception of those portions which are incorporated by reference, the Registrant's fiscal 1997 Annual Report is not deemed filed as part of this Report.

    2. Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on August 5, 1997 are incorporated by reference into
Part III of this Form 10-K Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                         DIGITAL MICROWAVE CORPORATION
                          1997 FORM 10-K ANNUAL REPORT

                                     PART I

                                                           PAGE
                                                           ----
Item 1 Business..........................................     3
Item 2 Properties........................................    15
Item 3 Legal Proceedings.................................    15
Item 4 Submission of Matters to a Vote of Security
         Holders.........................................    15

                            PART II

Item 5 Market for Registrant's Common Equity and Related
         Stockholder Matters.............................    16
Item 6 Selected Financial Data...........................    16
Item 7 Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............    16
Item 8 Financial Statements and Supplementary Data.......    16
Item 9 Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.............    16

                           PART III

Item 10 Directors and Executive Officers of the
         Registrant......................................    17
Item 11 Executive Compensation............................   17
Item 12 Security Ownership of Certain Beneficial Owners
         and Management..................................    17
Item 13 Certain Relationships and Related Transactions....   17

                            PART IV

Item 14 Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K.............................    18

ITEM 1.  BUSINESS

    THE FOLLOWING BUSINESS SECTION CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH UNDER "FACTORS THAT MAY AFFECT FUTURE FINANCIAL RESULTS" AND ELSEWHERE IN, OR INCORPORATED BY REFERENCE INTO, THIS FORM 10-K.

INTRODUCTION

    Digital Microwave Corporation ("DMC" or the "Company") designs, manufactures and markets advanced wireless solutions for worldwide telephone network interconnection and access. The Company provides its customers with a broad product line, which contains products that operate using a variety of transmission frequencies, ranging from 2 GHz to 38 GHz, and a variety of transmission capacities, typically ranging from T-1 (1.5 Megabits per second) to DS-3 (45 Megabits per second). The Company's broad product line allows it to market and sell its products to service providers in many locations worldwide with varying interconnection and access requirements. The Company designs its products to meet the requirements of mobile communications networks and fixed access networks worldwide. The Company's products typically enable its customers to deploy and expand their wireless infrastructure and market their services rapidly to subscribers, so that service providers can realize a return on their investments in frequency allocation licenses and network equipment.

    The Company believes that it is well-positioned to address worldwide market opportunities for wireless infrastructure suppliers. For example, there are substantial telecommunications infrastructures being built for the first time in many Asian countries; infrastructures are being expanded in Europe; and PCS interconnect networks are being constructed in the United States. The Company believes that maintaining close proximity to its customers provides it with a competitive advantage in securing orders for its products and in servicing its customers. Local offices enable the Company to understand the local issues and requirements of its customers and to address its customers' individual geographic, regulatory, and infrastructure requirements. As a result, the Company has developed a global sales, service and support organization, with offices in North America, South America, Europe, the Middle East and Asia. With its 16 sales or support offices in 12 countries, the Company can respond quickly to its customers' needs and provide prompt on-site technical support.

    The Company has sold more than 70,000 radios, which have been installed in over 60 countries. The Company markets its products to service providers directly, as well as indirectly through its relationships with OEM base station suppliers, such as Motorola, Inc., Siemens AG, and L.M. Ericsson. The Company has sold its products to a number of service providers, including Beijing Telecom, Heibei Unicom, Pilipino Telephone Corp., Sterling Cellular, and SMART Communications, Inc. in the Asia/Pacific region; Panafon SA, E-Plus Mobilfunk GmbH, Comviq GSM AB, Jordan Mobile Telephone Services, and IONICA in Europe and the Middle East; and BellSouth PCS, Pacific Bell Mobile Services, Avantel S.A. and Rogers Network Services in the Americas.

INDUSTRY BACKGROUND

    In recent years, there has been increased worldwide demand for high performance mobile voice telephony, high speed data communications, fixed and mobile cellular communications, video broadcast services and paging services. This demand continues to increase due to: (i) changes in the regulatory environment in many countries; (ii) the rapid establishment of telecommunications infrastructures in many developing countries; (iii) technological advances, particularly in the wireless telecommunications market; and (iv) the deployment of private communications networks. Given their relatively low cost and ease of deployment, wireless solutions are attractive to new service providers establishing competing telecommunications services in developed countries and to telecommunications service providers in developing countries seeking to rapidly increase the availability and quality of telecommunications services. The upgrade and expansion of existing networks and the deployment of new networks, such as those for PCS, are expected to continue to offer growth opportunities for wireless infrastructure suppliers. Wireless infrastructure suppliers address the requirements of both mobile communications networks and fixed access networks.

    Cellular telephone and other wireless services have grown rapidly over the past several years due to deregulation, increased competition, technological advances, and increasing consumer demand for connectivity to telecommunications services. According to the Office of Telecommunications of the United States Department of Commerce, from December 1993 to December 1995, the number of cellular subscribers worldwide increased from 33.4 million to 86.6 million. A 1996 report published by the Personal Communications Industry Association ("PCIA") estimates that there will be approximately 310.8 million cellular and PCS subscribers worldwide by 2000.

    The demand for fixed access networks also continues to increase for many of the same reasons, including the privatization of public telephone operators, deregulation and the emergence of new applications, such as wireless local loop, wireless data transport and alternative local telephone facilities access.

    Wireless networks are constructed using microwave radios and other equipment to connect cell sites, switching systems, other wireline transmission systems and other fixed facilities. Wireless networks range in size from a single transmission link connecting two buildings to complex networks comprised of thousands of wireless connections. The architecture of a network is influenced by several factors, including the available radio frequency spectrum, coordination of frequencies with existing infrastructure, application requirements, environmental factors and local geography. Regulatory authorities in different jurisdictions allocate different portions of the radio frequency spectrum for various telecommunications services. In addition, most individual networks require radio links which operate at several frequencies and the transmission of voice and data typically requires different transmission capacities. Moreover, networks in different locations are constructed using different combinations of frequencies and with different transmission capacities. No one transmission frequency or transmission capacity predominates in the global market.

    In the case of mobile communications networks, such as PCS, service providers typically invest significant funds to obtain licenses for allocations of the authorized radio frequency spectrum and are required to provide services within a specified time period to retain their licenses. For example, in the United States, service providers have spent over $17 billion to obtain A, B and C block licenses for allocations of radio frequency spectrum. In addition, service providers expend substantial funds to purchase equipment and construct their networks. Therefore, service providers must put their networks into service quickly to realize a return on their investment and retain their licenses.

    Whether expanding existing networks or deploying new networks, service providers must choose between constructing such networks using traditional wireline infrastructure or wireless infrastructure. Traditional wireline connectivity solutions typically require significant installation periods and may be relatively expensive to install. In developed countries where wireline infrastructure is in place, new service providers may have the option to lease networks from traditional service providers, but in many instances choose not to do so because leasing arrangements must be entered into with their competitors, may be comparatively expensive and do not allow control over the network. In developing countries, many service providers are initially installing wireless networks because such networks are generally faster to install and may be less expensive than traditional wireline networks. As a result, many service providers are deploying wireless networks as an alternative to the construction or leasing of traditional wireline networks.

THE DMC SOLUTION

    DMC designs, manufactures and markets advanced, wireless solutions for worldwide telephone network interconnection and access. The Company provides its customers with a broad product line, which contains products that operate using a variety of transmission frequencies, ranging from 2 GHz to 38 GHz, and a variety of transmission capacities, typically ranging from T-1 (1.5 Megabits per second) to DS-3 (45 Megabits per second), carrying voice, data and video signals. The Company's broad product line allows it to market and sell its products to service providers in many locations worldwide with varying interconnection and access requirements. The Company has sold more than 70,000 radios, which have been installed in over 60 countries. During the last two years, the Company has sold its products and provided services to over 300 customers.

    The Company has established offices worldwide, with locations in North America, South America, Europe, the Middle East and Asia. These offices enable the Company to understand the local issues and requirements of its customers and to address its customers' individual geographic, regulatory and infrastructure requirements. In addition, its global sales, service and support organization allows the Company to respond quickly to its customers' needs and to provide prompt on-site technical support.

    The Company believes that the use of standard design platforms for both hardware and software components in the development of its products enables the Company to more rapidly introduce and commercially ship new products and product enhancements to address changing market demands. For example, during the last eighteen months, the SPECTRUM-TM- II product line has expanded from 23 and 38 GHz to include 7/8, 13, 15, 18 and 26 GHz due to the use of standard design platforms and software configurable features. The use of standard design platforms also enables the Company to manufacture its products in a more cost-effective manner. The software features of the SPECTRUM-TM- II product line provide the Company's customers with a greater degree of flexibility in installing, operating and maintaining their networks.

    The Company certifies its products to comply with various standards, such as European Telecom Standards Institute ("ETSI") and International Telecommunications Union ("ITU") regulations, which allow the Company to market and sell its products in Europe and other locations worldwide. In addition, the Company's manufacturing facility in San Jose, California is certified to International Standards Organization ("ISO") 9001, a recognized international quality standard.

PRODUCTS

    The Company's principal product families include the SPECTRUM-TM- II, QUANTUM-TM-, M Series, and DMC Net. Each product family has characteristics designed to meet the needs of specific markets or applications and are described further below.

EXISTING PRODUCTS

    SPECTRUM-TM- II. The SPECTRUM-TM- II product line is the latest generation of products offered by the Company and supersedes the M Series product line. The SPECTRUM-TM- II product line is smaller in size, less expensive and easier to install than the M Series product line. In addition, significantly more functionality is available in the SPECTRUM-TM- II product line because of its enhanced software configurability which provides the Company's customers with greater flexibility and control. The SPECTRUM-TM- II family consists of products that operate at 7/8, 13, 15, 18, 23, 26 and 38 GHz.

    QUANTUM-TM-. The QUANTUM-TM- product line complements the SPECTRUM-TM- II and M Series products and is used in conjunction with these products. The QUANTUM-TM- product line is used in trunking applications within a network. The QUANTUM-TM- product line features lower transmission frequencies (2 to 15 GHz) and higher transmission capacities (up to 68 Megabits per second) than the SPECTRUM-TM- II and M Series product lines.

    M SERIES. The M Series product line was the principal product family of the Company until the second quarter of fiscal 1996 when the Company began commercial shipment of the SPECTRUM-TM- II product line. As of March 31, 1997, the Company has sold over 30,000 units in the M Series product line. The M Series was the first commercialized microwave radio to incorporate multiplexing of up to 16XE1 or 16XDS-l signals, eliminating the need for standalone multiplexing equipment to perform the same functions. The M Series product line covers 7, 10, 13, 15, 18 and 23 GHz applications.

    DMC NET-REGISTERED TRADEMARK-. DMC Net-Registered Trademark- is a sophisticated network monitoring and control system that is designed to facilitate remote operation and maintenance of microwave radio networks. DMC Net-Registered Trademark- contains a Unix-based software system that is capable of monitoring up to several thousand radios on a network, as well as certain base station functions. DMC Net-Registered Trademark- is currently in use in networks ranging in size from small regional systems containing a few microwave radio links to large nationwide systems containing several thousand microwave radio links. Centralized management and control allows early warning of fault conditions and rapid diagnosis of problems, which help to reduce down time and lower the cost of maintenance.

NEW PRODUCT DEVELOPMENT

    The Company intends to continue to focus significant resources on product development to maintain its competitiveness and to support its entry into new wireless opportunities, including those in wireless local loop, wireless data transport and alternative local telephone facilities access. Programs currently in progress, if successfully completed, could result in new products which are both point-to-point and point-to-multipoint and could have the capability to handle greater amounts of voice and data traffic at increased cost-effectiveness.

    There can be no assurance that the Company will be successful in developing and marketing any of the products currently being developed, that the Company will not experience difficulties that could further delay or prevent the successful development, introduction and sale of future products, or that these products will adequately meet the requirements of the marketplace and achieve market acceptance. See "Research and Development."

CUSTOMERS

    The Company markets its products to customers in the telecommunications industry worldwide. The Company's customers include service providers, which incorporate the Company's products into their telecommunications networks to deliver services directly to consumers, and OEMs, which provide and install integrated systems to service providers. The following is a representative list of customers to which the Company has shipped its products for the period from March 31, 1996 to March 31, 1997:

SERVICE PROVIDERS
-----------------------------------------
AMERICAS
  Avantel S.A.                             BellSouth PCS
  Aydin S.A.                               Pacific Bell Mobile Services
  Baja Celular Mexicana SA de CV           Rogers Network Services

EUROPE/MIDDLE EAST/AFRICA
  Comviq GSM AB                            Jordan Mobile Telephone Services
  E-Plus Mobilfunk GmbH                    Libancell
  Hyper-Tech Advanced Systems              Panafon SA
  IONICA                                   Polska Telefonia Komorkowa

ASIA/PACIFIC
  Beijing Telecom                          PT Metro Selular Nusantara
  Heibei Unicom                            SMART Communications Inc.
  Philipino Telephone Corp.                Sterling Cellular
  PT Centralindo                           ST Sichuan Xingrong
  PT Kalisutama Perkasa                    Zhejiang Unicom

OEMs
-----------------------------------------
 Motorola Inc.                             L.M. Ericsson
  Siemens AG

    Although the Company has a large customer base, during any given quarter, a small number of customers account for a significant portion of the Company's net sales. In certain circumstances, the Company sells its products to service providers through OEMs, which provide the service providers with access to financing and the Company, in some instances, with protection from fluctuations in foreign currency exchange rates. During fiscal 1997 and 1996, Siemens AG accounted for 14% and 22%, respectively, of the Company's net sales. At March 31, 1997, five customers collectively accounted for approximately 46% of the Company's $92 million backlog. While management considers the Company's relationships with each of its major customers to be good, there can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue to be at levels of previous periods, or that the Company will be able to obtain orders from new customers. The Company's customers typically are not contractually obligated to purchase any quantity of products in a particular period and product sales to major customers have varied widely from period to period. The loss of any existing customer, a significant reduction in the level of sales to any existing customer, or the failure of the Company to gain additional customers could have a material adverse effect on the Company's business, financial condition and results of operations. See "Factors That May Affect Future Financial Results."

SALES, MARKETING AND SERVICE

    The Company believes that a direct and continuing relationship with service providers is a competitive advantage in attracting new customers and satisfying existing ones. As a result, the Company offers its products and services principally through its own sales, service and support organization, which allows the Company to closely monitor the needs of its customers. The Company has offices in the United States, Canada, the United Kingdom, Germany, Jordan, Mexico, Colombia, India, China, Singapore, and the Philippines. The Company's local offices provide it with a better understanding of its customers' needs and enable the Company to respond to local issues and unique local requirements. The Company has informal relationships with OEM base station suppliers. Such relationships increase the Company's ability to pursue the limited number of major contract awards each year. In addition, such relationships provide the Company's customers with easier access to financing and to integrated system providers with a variety of equipment and service capabilities. There can be no assurance that the Company will continue to be able to maintain and develop such relationships or, if such relationships are developed, they will be successful. In selected countries, the Company also markets its products through independent agents and distributors.

    The Company considers its ability to create and maintain long-term customer relationships, an important component of its overall strategy in each of its markets. As of March 31, 1997, the Company employed approximately 230 people in its sales, service and support organization. Sales personnel are highly trained to provide the customer with assistance in selecting and configuring a digital microwave system suitable for the customer's particular needs. The Company's customer service and support personnel provide customers with training, installation, service and maintenance of the Company's systems under contract. The Company generally offers a standard two-year warranty for all customers. The Company provides warranty and post-warranty services from its San Jose, California manufacturing location and its full-service centers in the United Kingdom and the Philippines.

RESEARCH AND DEVELOPMENT

    The Company believes that its ability to enhance its current products, develop and introduce new products on a timely basis, maintain technological competitiveness and meet customer requirements is essential to the Company's continued success. Accordingly, the Company allocates, and intends to continue to allocate, a significant portion of its resources to research and development efforts. During fiscal 1997, fiscal 1996 and fiscal 1995, the Company invested $10.6 million, $11.1 million, and $11.4 million, respectively, or approximately 5.9% for fiscal 1997, and 7.4% for each of fiscal 1996 and fiscal 1995 of net sales on research and development. While research and development has decreased both in absolute amounts and as a percentage of net sales, the Company believes the efficiency of its efforts improved as a result of Operation NewWave, the Company's formal process improvement program, which, among other things, focused development efforts. The Company expects research and development expenses to increase in fiscal year 1998.

    The market for the Company's products is characterized by rapidly changing technologies and evolving industry standards. Accordingly, the Company's future performance depends on a number of factors, including its ability to identify emerging technological trends in its target markets, to develop and to maintain competitive products, to enhance its products by adding innovative features that differentiate its products from those of its competitors and to manufacture and to bring products to market quickly at cost-effective prices. The Company believes that to remain competitive in the future it will need to continue to develop new products, which will require the investment of significant financial resources in product development. There can be no assurance, however, that the Company will successfully complete the development of any future products, that such products will achieve market acceptance or that such products will be capable of being manufactured at competitive prices in sufficient volumes. In the event that such products are not developed in a timely manner, do not gain market acceptance or are not manufacturable at competitive prices, the Company's business, financial condition and results of operations could be materially adversely affected.

MANUFACTURING AND SUPPLIERS

    The Company's manufacturing operations consist primarily of final assembly, test and quality control of materials and components. The manufacturing process, performed at the Company's San Jose, California facility, consists primarily of materials management, extensive unit and environmental testing of components and subassemblies at each stage of the manufacturing process, final assembly of the terminals, and prior to shipment, quality assurance testing and inspection of all products. The Company's manufacturing operation in San Jose, California is certified to ISO 9001, a recognized international quality standard.

    During 1996, the Company instituted a formal process improvement program, entitled Operation NewWave, designed in part to improve manufacturing operations. In connection with Operation NewWave, the Company has implemented a continuous flow manufacturing system that triggers material requests and sets the level of work-in-process inventories, resulting in reduced cycle times, shortened time-to-market, and lower work-in-process inventories. The Company is also improving its inventory management through better coordination with its suppliers.

    The Company's manufacturing operations are highly dependent upon the timely delivery of materials and components by outside suppliers. The Company uses local and offshore subcontractors to assemble major components and subassemblies used in its microwave products. Certain microwave integrated circuit subassemblies which are used in all of the Company's microwave radio products are supplied by a limited number of vendors. The Company believes that most materials and components are, and will continue to be, available from existing or alternative suppliers. The inability of the Company to develop alternative sources of supply quickly and on a cost-effective basis could materially impair the Company's ability to manufacture and deliver its products. There can be no assurance that the Company will not experience component delays or other supply problems.

    From time to time, the Company has experienced delays and other supply problems with vendors, but such delays and other problems have not had a significant impact on the Company's results of operations. To reduce any future problems associated with delays, the Company has contracted for component and subassembly parts from additional sources. The Company and key suppliers maintain a high level of communication at all levels of their respective management to ensure that production requirements and constraints are taken into account in each of their respective production plans.

BACKLOG

    The Company's backlog at March 31, 1997 was $92 million, as compared with $84 million at March 31, 1996. The Company includes in backlog only orders scheduled for delivery within 12 months. Product orders in the Company's current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period.

COMPETITION

    The microwave interconnection and access business is a specialized segment of the wireless telecommunications industry and is extremely competitive. The Company expects such competition to increase in the future. Several established and emerging companies offer a variety of microwave, fiber optic, and other connectivity products for applications similar to those of the Company's products. Many of the Company's competitors have more extensive engineering, manufacturing and marketing capabilities and substantially greater financial, technical and personnel resources than the Company. In addition, many of the Company's competitors have greater name recognition, a larger installed base of products and longer-standing customer relationships. The Company considers its primary competitors to be L.M. Ericsson, Siemens AG, California Microwave, Inc., P-COM, Inc., and the Farinon Division of Harris Corporation. In addition, other existing competitors include Alcatel, Nokia, SIAE, NEC, and NERA. Both L.M. Ericsson and Siemens
AG have product lines that compete with those of the Company, and are also
OEMs through which the Company markets and sells its products. Some of the Company's largest customers could develop the capability to manufacture products similar to those manufactured by the Company. Existing and potential competition in the industry has resulted in, and will continue to result in, significant price competition. The Company believes that competition in its markets is based primarily on customer service and support, breadth of product line, price, performance, rapid delivery, and reliability. The
Company's future success will depend upon its ability to address the increasingly sophisticated needs of its customers by enhancing its current products, by developing and introducing new products in a timely manner that keep pace with technological developments and emerging wireless telecommunications services, and by providing such products at competitive prices. There can be no assurance that the Company will have the financial resources, technical expertise, or marketing, sales, distribution, and customer service and support capabilities to compete successfully. See
"Factors That May Affect Future Financial Results."

GOVERNMENT REGULATION

    Radio communications are subject to regulation by United States and foreign laws and international treaties. The Company's equipment must conform to international requirements established to avoid interference among users of microwave frequencies and to permit interconnection of telecommunication equipment. The Company has complied with such rules and regulations with respect to its existing products. Any delays in compliance with respect to future products could delay the introduction of such products. In addition, radio transmission is subject to regulation by foreign laws and international treaties. Equipment to support these services can be marketed only if permitted by suitable frequency allocations and regulations.

    Radio transmission in the United States is controlled by federal regulation, and all microwave radio links installed in the United States, except for those utilizing certain frequencies operating under the United States Federal Communications Commission ("FCC") Part 15 rules, must be licensed by the FCC. Since microwave radios all share the same transmission medium, the FCC requires that every prospective microwave radio licensee assure that it will not interfere with the operation of any existing system. This requirement, known as frequency coordination, must be satisfied before permission for operation will be granted by the FCC.

INTELLECTUAL PROPERTY

    The Company's ability to compete will depend, in part, on its ability to obtain and enforce intellectual property protection for its technology in the United States and internationally. The Company relies upon a combination of trade secrets, trademarks, copyrights and contractual rights to protect its intellectual property. The Company does not have any patents covering its products. The Company enters into confidentiality and invention assignment agreements with its employees, and enters into non-disclosure agreements with its suppliers and appropriate customers so as to limit access to and disclosure of its proprietary information. There can be no assurance that any steps taken by the Company will be adequate to deter misappropriation or impede independent third party development of similar technologies. In the event that such intellectual property arrangements are insufficient, the Company's business, financial condition and results of operations could be materially adversely affected. Moreover, there can be no assurance that the protection provided to the Company's intellectual property by the laws and courts of foreign nations will be substantially similar to the remedies available under United States law or that third parties will not assert infringement claims against the Company.

    While the Company's ability to compete may be affected by its ability to protect its intellectual property, the Company believes that, because of the rapid pace of technological change in the wireless telecommunications industry, its innovative skills, technical expertise and ability to introduce new products on a timely basis will be more important in maintaining its competitive position than protection of its intellectual property. Trade secret, trademark and copyright protections are important but must be supported by other factors such as the expanding knowledge, ability and experience of the Company's personnel, new product introductions and product enhancements. Although the Company continues to implement protective measures and intends to defend vigorously its intellectual property rights, there can be no assurance that these measures will be successful.

    The wireless telecommunications industry is characterized by numerous allegations of patent infringement among competitors and considerable related litigation. Accordingly, the Company may in the future be notified that it is infringing certain patent or other intellectual property rights of others. Although there are no such pending lawsuits against the Company or unresolved notices that the Company is infringing upon intellectual property rights of others, there can be no assurance that litigation or infringement claims will not occur in the future. Such litigation or claims could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations. The wireless telecommunications industry is subject to frequent litigation regarding patent and other intellectual property rights. Certain companies and organizations in the wireless telecommunications industry have patents that protect their intellectual property rights in these areas. In the event of an adverse result of any such litigation, the Company could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology which is the subject of the litigation. There can be no assurance that the Company would be successful in such development or that any such license would be available on commercially reasonable terms.

LITIGATION

    The Company is a defendant in various suits and is subject to various claims that arise in the normal course of business. In the opinion of management, the ultimate disposition of these claims will not have a material effect on the Company's business, financial condition and results of operations.

EMPLOYEES

    As of March 31, 1997, the Company employed 665 full-time and temporary employees. None of the Company's employees is represented by a collective bargaining agreement. The Company's future performance will depend in large measure on its ability to attract and retain highly skilled employees. The Company has never experienced a work stoppage and believes its relationship with its employees to be good.

EXECUTIVE OFFICERS OF DMC

    The current executive officers of the Company are as follows:

NAME                 AGE                           POSITION
-------------------  --- ------------------------------------------------------------
Charles D. Kissner   50  Chairman of the Board, President and Chief Executive Officer
Frank Carretta, Jr.  52  Senior Vice President, Worldwide Sales, Service and
                           Marketing
Jack Hillson         46  Senior Vice President and General Manager, Operations
Timothy R. Hansen    36  Vice President, Business Development
Paul A. Kennard      46  Vice President, Engineering
Shaun McFall         37  Vice President, Corporate Marketing
John P. O'Neil       59  Vice President, Personnel
Carl A. Thomsen      52  Vice President, Chief Financial Officer and Secretary
Carol A. Goudey      49  Treasurer and Assistant Secretary

    Mr. Charles D. Kissner joined the Company as President, Chief Executive Officer and was elected Director of the Company in July 1995 and Chairman of the Board in August 1996. Prior to joining the Company, he served as Vice President and General Manager of the Microelectronics Division of M/A-COM, Inc., a manufacturer of radio and microwave communication products, from July 1993 to July 1995. From February 1990 to July 1993, Mr. Kissner served as President, Chief Executive Officer, and a Director of Aristacom International, Inc., a communications software company. Mr. Kissner currently is a director of American Medical Flight Support, Inc., a non-profit medical transportation company.

    Mr. Frank Carretta, Jr. joined the Company as Vice President, Worldwide Sales and Service in October 1995 and was appointed Senior Vice President, Worldwide Sales, Service and Marketing in November 1996. Prior to joining DMC, Mr. Carretta served as Area Sales Director of M/A-COM, Inc., a manufacturer of radio and microwave communications products, from July 1992 to September 1995. From 1988 to June 1992, Mr. Carretta was Vice President of Ward Davis Associates, a manufacturers' representative company selling electronic test instrumentation and software development tools.

    Mr. Jack Hillson was appointed Senior Vice President and General Manager, Operations in November 1996. He previously served as Vice President and General Manager, QUANTUM-TM-/Magnum Division of the Company from December 1995 to November 1996. Prior to joining DMC, Mr. Hillson was with M/A-COM, Inc. for eleven years, serving in various technical and management positions with the Semiconductor and Microelectronics Divisions. Most recently, Mr. Hillson served as the Director of Operations for M/A COM, Inc.'s Power Hybrids Division, which manufactures transistors and amplifier modules for the wireless communications market.

    Mr. Timothy R. Hansen has served as Vice President, Business Development of the Company since August 1996. He previously served as Vice President and General Manager, SPECTRUM-TM- Division of the Company from February 1995 to August 1996, and as Vice President and Program Manager of the SPECTRUM-TM-product line. He joined the Company in August 1984 as product manager, and has held management positions in marketing, planning, sales and order management.

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

    Mr. John O'Neil joined the Company as Vice President, Personnel in May 1993. Mr. O'Neil was Vice President of Personnel and Administration of BEI Electronics, Inc., a defense electronics firm, from January 1989 to April 1993. Mr. O'Neil was Vice President, Human Resources at C.P. National Corporation, a communication and energy company, from 1987 to 1988.

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

    Ms. Carol A. Goudey joined the Company as Treasurer in April 1996 and was additionally appointed Assistant Secretary in May 1996. Prior to joining DMC, she served as Acting Treasurer of California Micro Devices Corporation, a manufacturer of semiconductor devices, since 1994. Ms. Goudey has also previously held the position of Corporate Treasurer at both UngermannBass, Inc., a network systems company, from 1985 to 1989, and System Industries, Inc., a computer peripheral company, from 1984 to 1985.

FACTORS THAT MAY AFFECT FUTURE FINANCIAL RESULTS

    The statements in the Annual Report to Stockholders and this Form 10-K concerning the Company's future products, expenses, revenues, gross margins, liquidity, and cash needs, as well as the Company's plans and strategies, contain forward-looking statements concerning the Company's future operations and financial results. These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information. Numerous factors could cause actual results to differ materially from those described in these statements. In particular, the Company's results can vary due to the volume and timing of product orders received and delivered during the quarter, the ability of the Company and its key suppliers to respond to changes made by customers in their orders, and the timing of new product introductions by the Company and its competitors. The Company's results may also vary significantly depending on other factors, including the mix of products sold; the cost and availability of components and subsystems; relative prices of the Company's products; adoption of new technologies and industry standards; competition; fluctuations in foreign currency exchange rates; regulatory developments; and general economic conditions. Prospective investors and stockholders should carefully consider the factors discussed above and set forth below in evaluating these forward-looking statements.

    Manufacturers of digital microwave telecommunications equipment are experiencing, and are likely to continue to experience, intense price pressure, which has resulted, and is expected to continue to result, in downward pricing pressure on the Company's products. As a result, the Company has experienced, and expects to continue to experience, declining average sales prices for its products. The Company's ability to maintain its gross profit margins is dependent upon its ability to improve manufacturing efficiencies, lower material costs of products, and to continue to introduce new products and product enhancements. Any inability of the Company to respond to increased price competition would have a material adverse effect on the Company's business, financial condition and results of operations.

    The markets for the Company's products are extremely competitive, and the Company expects that competition will increase. The Company's existing and potential competitors include established and emerging companies, such as California Microwave, L.M. Ericsson, Siemens AG, Farinon Division of Harris Corporation, P-Com, Alcatel, Nokia, NERA, NEC, and SIAE, many of which have more extensive engineering, manufacturing and marketing capabilities and significantly greater financial, technical, and personnel resources than the Company. The Company believes that its ability to compete successfully will depend on a number of factors, including customer service and support, breadth of product line, product performance and features, rapid delivery, reliability, timing of new product introductions by the Company, its customers and its competitors, and the ability of its customers to obtain financing. There can be no assurance that the Company will have the financial resources, technical expertise, or marketing, sales, distribution, and customer service and support capabilities to compete successfully.

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

    The Company's manufacturing operations are highly dependent upon the delivery of materials by outside suppliers in a timely manner. In addition, the Company depends in part upon subcontractors to assemble major components and subsystems used in its products in a timely and satisfactory manner. From time to time the Company has experienced delivery delays from key suppliers, which impacted sales. The Company does not generally enter into long-term or volume purchase agreements with any of these suppliers, and no assurance can be given that such materials, components and subsystems will be available in the quantities required by the Company, if at all. The inability of the Company to develop alternative sources of supply quickly and on a cost-effective basis could materially impair the Company's ability to manufacture and deliver its products in a timely manner. There can be no assurance that the Company will not experience material supply problems or component or subsystem delays in the future.

    The Company has pursued, and will continue to pursue, growth opportunities through internal development and acquisitions of complementary business and technologies. Acquisitions may involve difficulties in the retention of personnel, diversion of management's attention, unexpected legal liabilities, and tax and accounting issues. There can be no assurance that the Company will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into its operations, or expand into new markets. Once integrated, acquired businesses may not achieve comparable levels of revenues, profitability, or productivity as the existing business of the Company or otherwise perform as expected.

    During any given quarter, a small number of customers account for a significant portion of the Company's net sales. The Company's customers typically are not contractually obligated to purchase any quantity of products in any particular period, and product sales to major customers have varied widely from period to period. The loss of any existing customer, a significant reduction in the level of sales to any existing customer, or the failure of the Company to gain additional customers could have a material adverse effect on the Company's business, financial condition and results of operations.

SUBSEQUENT EVENTS

    In May 1997, the Company acquired Granger, Inc., a U.S. manufacturer of wireless products and provider of installation services. The purchase price of Granger, Inc., including the assumption of debt and the purchase of certain product rights, totaled $14.5 million. The acquisition will be accounted for under the purchase method of accounting.

    In addition, concurrent with the acquisition of Granger, Inc., the Company made a minority investment in Granger Associates, Ltd., a privately held company based in the United Kingdom, for $4.0 million. This minority investment will be accounted for under the cost method of accounting.

ITEM 2.  PROPERTIES

    The Company's corporate offices and principal research, development and manufacturing facilities are located in San Jose, California in four leased buildings aggregating approximately 170,000 square feet. The Company owns 20,000 square feet of office and manufacturing space in East Kilbride, Scotland, 1,500 square feet of which has been sublet until the year 2004. The Company also leases 17,000 square feet in Coventry, England. The Company leases one sales office located in Chicago, Illinois and approximately 23,000 aggregate square feet of international sales and customer service offices. The Company believes these facilities are adequate to meet its anticipated needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

    See "Business--Litigation" under Item 1 of this Form 10-K and Note 4 of "Notes to Consolidated Financial Statements" incorporated herein by reference from the Company's 1997 Annual Report to Stockholders.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    The section appearing on the inside front cover of the Company's 1997 Annual Report to Stockholders relating to prices of the Company's Common Stock is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

    The section labeled "Selected Consolidated Financial Data" appearing on page 14 of the Company's 1997 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 through 14 of the Company's 1997 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements and supplementary data, and related notes and Report of Independent Public Accountants appearing on pages 15 through 28 of the Company's 1997 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning directors and executive officers under the caption "Election of Directors," "Board Meetings and Committees," "Security Ownership of Certain Beneficial Owners and Management" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on August 5, 1997 (the "Proxy Statement"), is incorporated herein by reference. In addition, see the discussion under the caption "Business-- Employees-- Executive Officers" under Item 1 of this Form 10-K.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    See "Business-- Manufacturing and Suppliers" under Item 1 of this Form 10-K and Note 4 of "Notes to Consolidated Financial Statements" of the Company's 1997 Annual Report to Stockholders incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

    (A) 1.  FINANCIAL STATEMENTS

        The following consolidated financial statements are contained in the Company's 1997 Annual Report to Stockholders and are incorporated herein by reference pursuant to Item 8:

           1.  Consolidated Balance Sheets as of March 31, 1997 and 1996.

           2. Consolidated Statements of Operations for each of the three years in the period ended March 31, 1997.

           3. Consolidated Statements of Stockholders' Equity for each of the three years in the period ended March 31, 1997.

           4. Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 1997.

           5.  Notes to Consolidated Financial Statements.

           6.  Report of Independent Public Accountants.

       2.  FINANCIAL STATEMENT SCHEDULES

        The following consolidated financial statement schedule for each of the three years in the period ended March 31, 1997 is submitted herewith:

           II  Valuation and Qualifying Accounts and Reserves

    Schedules not listed above have been omitted because they are not applicable or required, or information required to be set forth therein is included in the Consolidated Financial Statements, including the Notes thereto, incorporated herein by reference.

       3.  EXHIBITS

           The Exhibit Index begins on Page 23 hereof.

    (B) No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1997.

    (C) See Item 14 (a) 3 above.

    (D) See Item 14 (a) 2 above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 27, 1997.

DIGITAL MICROWAVE CORPORATION

By: /s/ CHARLES D. KISSNER
-----------------------------------------
Charles D. Kissner
CHAIRMAN OF THE BOARD,
PRESIDENT AND CHIEF EXECUTIVE OFFICER

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURES                        SIGNING CAPACITY                     DATE
------------------------------  ----------------------------------------  -------------------

    /s/ CHARLES D. KISSNER      Chairman of the Board, President             June 27, 1997
------------------------------  and Chief Executive Officer
      Charles D. Kissner

     /s/ CARL A. THOMSEN        Vice President, Chief Financial              June 27, 1997
------------------------------  Officer & Secretary (Principal Financial
       Carl A. Thomsen          and Accounting Officer)

   /s/ RICHARD C. ALBERDING     Director                                     June 27, 1997
------------------------------
     Richard C. Alberding

      /s/ JOHN W. COMBS         Director                                     June 27, 1997
------------------------------
        John W. Combs

  /s/ CLIFFORD H. HIGGERSON     Director                                     June 27, 1997
------------------------------
    Clifford H. Higgerson

     /s/ JAMES D. MEINDL        Director                                     June 27, 1997
------------------------------
       James D. Meindl

     /s/ BILLY B. OLIVER        Director                                     June 27, 1997
------------------------------
       Billy B. Oliver

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Digital Microwave Corporation:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Digital Microwave Corporation's Annual Report incorporated by reference in this Form 10-K, and have issued our report thereon dated April 21, 1997. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in item 14a(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          /s/ ARTHUR ANDERSEN LLP

San Jose, California

April 21, 1997

                                  SCHEDULE II

                         DIGITAL MICROWAVE CORPORATION
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(IN THOUSANDS)
------------------------------------------------------------------------------------------------
                                           BALANCE AT    CHARGED TO                  BALANCE
                                          BEGINNING OF   COSTS AND    DEDUCTIONS/    AT END
DESCRIPTION                                   YEAR        EXPENSES     WRITE-OFF     OF YEAR
----------------------------------------  ------------   ----------   -----------    -------
                                                            (IN THOUSANDS)
Year Ended March 31, 1997
    Allowance for doubtful accounts.....     $1,373        $1,400       $ (589)(A)   $ 3,362

Year Ended March 31, 1996
    Allowance for doubtful accounts.....     $1,413        $  580       $  620       $ 1,373

Year Ended March 31, 1995
    Allowance for doubtful accounts.....     $3,240        $  276       $2,103       $ 1,413

------------------------

(A) Net of transfers of $683 from other reserve accounts.

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

      10.1   Digital Microwave Corporation 1984 Stock Option Plan, as amended and restated on June 11, 1991.
             (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 1991).

      10.2   Form of Installment Incentive Stock Option Agreement (incorporated by reference to Exhibit 28.2 to the
             Company's Registration Statement on Form S-8 (File No. 33-43155)).

      10.3   Form of installment Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 28.3 to the Company's Registration Statement on Form S-8 (File No. 33-43155)).

      10.4   Lease of premises located at 170 Rose Orchard Way, San Jose, California (incorporated by reference to
             Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year-ended March 31, 1991).

      10.5   Lease of premises located at 130 Rose Orchard Way, San Jose, California. (incorporated by reference to
             Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended March 31, 1991).

      10.6   Lease of premises located at 110 Rose Orchard Way, San Jose, California. (incorporated by reference to
             Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended March 31, 1991).

      10.7   Microelectronics Technology, Inc. Development Agreement dated as of March 9, 1984 (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (File No. 33-13431)).

      10.8   Form of Indemnification Agreement between the Company and its directors and certain officers
             (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 (File
             No. 33-13431)).


  EXHIBIT
  NUMBER     DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
     10.9*   Technology Transfer & Marketing Agreement dated October 2, 1987 between Microelectronics Technology Inc.
             and the Company (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K
             for the year ended March 31, 1988).

     10.10   Loan and Security Agreement dated June 25, 1992 between the Company and CoastFed Business Credit
             Corporation (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for
             the year ended March 31, 1992).

     10.11   Accounts Collateral Security Agreement dated June 25, 1992 between the Company and CoastFed Business
             Credit Corporation (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form
             10-K for the year ended March 31, 1992).

     10.12   Letter of Credit Collateral Agreement dated June 25, 1992 between the Company and CoastFed Business
             Credit Corporation (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form
             10-K for the year ended March 31, 1992).

     10.13   Letter Agreement dated June 23, 1993 between the Company and CoastFed Business Credit Corporation
             (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended March 31, 1993).

    10.14*   Product Acquisition Agreement dated as of September 23, 1992 between the Company and Microelectronics
             Technology, Inc. (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K
             for the year ended March 31, 1993).

    10.15*   Product Acquisition Agreement dated as of December 28, 1992 between the Company and Microelectronics
             Technology, Inc. (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K
             for the year ended March 31, 1993).

    10.16*   Teaming Agreement dated as of November 16, 1993 between the Company and Siemens AG (including the Supply
             Agreement dated November 16, 1993 between Siemens AG and E-Plus Mobilfunk GmbH) (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended March 31,
             1994).

     10.17   Amendment to Loan Documents between the Company and CoastFed Business Credit Corporation dated as of
             July 28, 1994 (incorporated by reference to Exhibit (1) to the Company's Quarterly Report on Form 10-Q
             for the quarter ended September 30, 1994).

     10.18   Amended and Restated Accounts and Inventory Collateral Security Agreement between the Company and
             CoastFed Business Credit Corporation dated as of July 28, 1994 (incorporated by reference to Exhibit (2)
             to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.).

     10.19   Loan Agreement dated October 28, 1994 (incorporated by reference to Exhibit 10.1 to the Company's
             Quarterly Report on Form 10-Q for the quarter ended December 31, 1994).

     10.20   Agreement on Exchange of Interim Equipment dated October 27, 1994 (incorporated by reference the
             Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994).

     10.21   Digital Microwave Corporation 1994 Stock Incentive Plan (incorporated by reference to the Registration
             Statement on Form S-8 filed with the Commission on October 17, 1994).


  EXHIBIT
  NUMBER     DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
     10.22   Loan Agreement dated March 21, 1995 between the Company and Bank of the West (incorporated by reference to Exhibit 10.34 of the Company's Annual Report on Form 10-K for the year ended March 31, 1995).

     10.23   Amendment to Loan Agreement dated March 31, 1995 between the Company and Heller Financial, Inc.
             (incorporated by reference to Exhibit 10.35 of the Company's Annual Report on Form 10-K for the year ended March 31, 1995).

     10.24   Employment Agreement dated May 1, 1996 between the Company and Charles D. Kissner (incorporated by reference to Exhibit 10.36 of the Company's Annual Report on Form 10-K for the year ended March 31,
             1996).

     10.25   Form of Employment Agreement between the Company and certain executive officers (incorporated by reference to Exhibit 10.38 of the Company's Annual Report on Form 10-K for the year ended March 31,
             1996).

     10.26   Amendment to Loan Agreement dated June 24, 1996 between the Company and the CoastFed Business Credit
             Corporation (incorporated by reference to Exhibit 10.38 of the Company's Quarterly Report on Form 10-Q
             for the quarter ended June 30, 1996).

     10.27   Amendment to Loan Agreement effective as of June 25, 1996 between the Company and the CoastFed Business
             Credit Corporation (incorporated by reference to Exhibit 10.39 of the Company's Quarterly Report on Form
             10-Q for the quarter ended September 30, 1996).

     10.28   Form of Employment Agreement between the Company and certain executive officers.

      13.1   Portions of 1997 Annual Report to Stockholders incorporated herein by reference.

      21.1   List of subsidiaries.

      23.1   Consent of Independent Public Accountants.

      24.1   Power of Attorney (included on page 20 of this Annual Report on Form 10-K).

      27.1   Financial data schedule


------------------------

*   Confidential treatment of certain portions of this exhibit has been requested.

                                        25