Form 10-Q
period 1997-06-30
DIGITAL MICROWAVE CORP /DE/
filed 1997-08-08
CIK 812703

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                   Commission file number: 0-15895
JUNE 30, 1997


                        DIGITAL MICROWAVE CORPORATION
                        -----------------------------
             (Exact name of registrant specified in its charter)

           Delaware                                            77-0016028
-----------------------------------                           -----------
  (State or other jurisdiction                                (IRS employer
of incorporation or organization)                         identification number)

      170 Rose Orchard Way
           San Jose, CA                                           95134
------------------------------------------                        -----
(Address of Principal Executive Offices)                        (Zip Code)

Registrant's telephone number, including area code:           (408) 943-0777
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

                           Yes   X         No
                               -----          -----

The number of outstanding shares of the Registrant's common stock, par value $.01 per share, was 18,826,666 on July 31, 1997.

                                    INDEX



                                                                          PAGE


COVER PAGE                                                                  1

INDEX                                                                       2

PART I - FINANCIAL INFORMATION


     Item 1 - Financial Statements

              Condensed Consolidated Balance Sheets                         3

              Condensed Consolidated Statements of Operations               4

              Condensed Consolidated Statements of Cash Flows               5

              Notes to Condensed Consolidated Financial Statements          6-8

     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 9-13

PART II - OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K                             14-15


SIGNATURE                                                                  16

                        PART I - FINANCIAL INFORMATION
                        ITEM I - FINANCIAL STATEMENTS

                        DIGITAL MICROWAVE CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                   (In thousands, except per share amounts)


ASSETS                                                    6/30/97      03/31/97
                                                          -------      --------
                                                         (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                               $11,897     $  40,367
  Short-term investments                                   15,114        17,947
  Accounts receivable, net                                 52,152        44,623
  Inventories                                              48,863        45,900
  Other current assets                                      4,477         3,643
                                                            -----         -----
  Total current assets                                    132,503       152,480

PROPERTY AND EQUIPMENT, NET                                20,702        17,726
OTHER ASSETS                                               15,038           --
                                                           ------       -------
  Total assets                                          $ 168,243      $170,206
                                                        ---------      --------
                                                        ---------      --------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Lines of credit                                       $    --        $  2,016
  Current maturities of capital lease obligations             708           681
  Accounts payable                                         23,684        22,890
  Income taxes payable                                      2,427         1,649
  Accrued liabilities                                      16,837        25,284
                                                          -------       -------
    Total current liabilities                              43,656        52,520

LONG-TERM LIABILITIES:
  Capital lease obligations, net of current maturities        685           158
                                                          -------       -------
     Total liabilities                                     44,341        52,678

STOCKHOLDERS' EQUITY
  Common stock and paid-in capital                        122,469       121,676
  Other stockholders' equity                                 (267)          (63)
  Retained earnings (accumulated deficit)                   1,700        (4,085)
                                                          -------        -------
    Total stockholders' equity                            123,902       117,528

  Total liabilities and stockholders' equity            $ 168,243      $170,206
                                                        ---------      --------
                                                        ---------      --------

See accompanying Notes to Condensed Consolidated Financial Statements.

                         DIGITAL MICROWAVE CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except per share amounts)
                                  (Unaudited)


                                                          Three Months Ended
                                                                June 30,
                                                                --------
                                                          1997          1996
                                                      --------      --------
Net Sales                                             $ 56,733      $ 36,807
Cost of sales                                           37,060        24,902
                                                      --------      --------
Gross profit                                            19,673        11,905
                                                      --------      --------
Operating expenses:
    Research and development                             3,482         2,461
    Selling, general and administrative                 10,131         7,927
                                                      --------      --------
    Total operating expenses                            13,613        10,388
                                                      --------      --------
Operating income                                         6,060         1,517

Other income (expense):
Interest income                                            629           59
Interest expense                                          (104)        (282)
Other expense, net                                        (157)         (46)
                                                      --------      --------
Income before provision for income taxes                 6,428        1,248

Provision for income taxes                                 643          125
                                                      --------      --------
Net income                                            $  5,785      $ 1,123
                                                      --------      --------
                                                      --------      --------
Net income per share                                  $   0.30      $  0.07
                                                      --------      --------
                                                      --------      --------
Weighted average number of common  & common
    equivalent shares outstanding                       19,483       16,242
                                                      --------      --------
                                                      --------      --------

See accompanying Notes to Condensed Consolidated Financial Statements.

                       DIGITAL MICROWAVE CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                (Unaudited)

                                                          Three Months Ended
                                                                June 30,
                                                                --------
                                                          1997          1996
                                                        --------     --------
Cash flows from operating activities:
Net income                                               $ 5,785     $ 1,123
  Adjustments to reconcile net income to net cash used for operating activities:

  Depeciation and amortization                             1,942       1,117
  Provision for valuation reserves                           883         783
  Provision for warranty reserves                            606         386
  Changes in assets and liabilities, net
     of affect of acquisition:
     Decrease (increase) in accounts receivable           (5,776)        343
     Increase in inventories                              (1,988)     (9,074)
     Increase in deferred tax asset                         (700)         --
     Decrease in other current assets                         55          43
     Increase in accounts payable                            284       3,903
     Increase in income tax payable                          753          --
     Decrease in other accrued liabilities               (10,183)     (2,296)
                                                        --------     --------
Net cash used for operating activities                    (8,339)     (3,672)

Cash flows from investing activities:
   Purchases of available-for-sale securities               (991)         --
   Proceeds from available-for-sale securities             3,823          --
   Purchase of Granger, Inc., net of cash acquired       (11,389)         --
   Investment in Granger Associates, Ltd.                 (4,000)         --
   Purchases of property and equipment                    (2,801)      ( 746)
                                                        --------     --------
Net cash used in investing activities                    (15,358)       (746)

Cash flows from financing activities:
  Repayments to bank                                      (2,016)       (922)
  Payment of capital lease obligations                      (247)       (296)
  Payment of assumed Granger, Inc. debt                   (3,286)          --
  Sale of common stock                                       792         668
                                                        --------     --------
Net cash used in financing activities                     (4,757)       (550)

Effect of exchange rate changes on cash                      (16)       (164)
                                                        --------     --------
Net increase (decrease) in cash and cash equivalents     (28,470)     (5,132)
Cash and cash equivalents at beginning of year            40,367       9,018
                                                        --------     --------
Cash and cash equivalents at end of period               $11,897      $3,886
                                                        --------     --------
                                                        --------     --------
SUPPLEMENTAL DATA
  Interest paid                                              113         275
  Income tax paid                                            601          --

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

     While the financial information furnished is unaudited, the financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in connection with the Digital Microwave Corporation financial statements included in the Company's annual report and Form 10-K for the Fiscal year ended March 31, 1997.

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

INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market where cost includes material, labor and manufacturing overhead. Inventories consist of:
                                                  (In thousands)
                                         JUNE 30, 1997         MARCH 31 1997
                                         -------------         -------------
                                          (Unaudited)

     Raw materials                            21,423               $  16,594
     Work in process                          13,160                  15,122
     Finished goods                           14,280                  14,184
                                            --------                --------
                                           $  48,863               $  45,900
                                            --------                --------
                                            --------                --------
OTHER ASSETS

     Included in other assets are goodwill and other intangibles which are being amortized on a straight line basis over their useful lives ranging from 5 to 10 years.

CURRENCY TRANSLATION

     In April 1997, the Company changed the functional currency of its subsidiaries from the U.S. dollar to the local currency of each subsidiary except for its and Latin America subsidiaries. Accordingly, all the assets and liabilities of these subsidiaries except for the Latin America subsidiaries are remeasured into U.S. dollars at the current exchange rate as of the balance sheet date. Sales and expenses are remeasured at the average exchange rate prevailing during the period. Gains and losses resulting from the remeasurement of the subsidiaries' financial statements are included as a component of stockholders' equity, except for Latin America subsidiaries which is included in the Consolidated Statement of Operations.

FINANCIAL INSTRUMENTS

In April 1997, the Company began entering into forward exchange contracts to hedge some of its backlog and certain assets and liabilities denominated in foreign currencies. At June 30, 1997, the Company had forward exchange contracts to exchange various foreign currencies for U.S. dollars in the gross amount of $26.3 million. Market value gains and losses on forward exchange contracts are recognized as offsets to the exchange gains or losses on the hedged transactions.

NET INCOME PER SHARE

     Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period.

     In February 1997, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share," which is required to be adopted by the Company
     in its third quarter of Fiscal 1998.   At that time the Company will
     be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary earnings per share will be replaced with basic earnings per share and fully diluted earnings per share will be replaced with diluted earnings per share. Under SFAS 128, basic earnings per share for the first quarters of Fiscal 1998 and 1997 would have been $.31 and $ .07, respectively. Diluted earnings per share would be substantially the same as the reported primary earnings per share.

PURCHASE OF GRANGER, INC AND INVESTMENT IN GRANGER ASSOCIATES

     On May 14, 1997, the Company acquired all of the outstanding shares of Granger, Inc., a U.S. manufacturer of wireless products and provider of installation services. The purchase price of Granger, Inc. and the purchase of certain rights, totaled $14.7 million. In May 1997, the Company paid $3.3 million of Granger, Inc. debt assumed in the acquisition. The purchase price and repayment of debt was funded with existing cash. The acquisition has been accounted for using the purchase method of accounting.

     Accordingly, the results of Granger operations have been combined with those of the Company since the date of acquisition. In addition, a portion of the purchase price was allocated to the net assets acquired based on their estimated fair values. The fair values of tangible assets acquired and liabilities assumed were $5.8 million and $1.9 million, respectively.

     Concurrent with the acquisition of Granger, Inc., the Company made a minority investment in Granger Associates, Ltd., a privately held company based in the United Kingdom, for $4.0 million. This minority investment has been accounted for under the cost method of accounting.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the percentage relationships of certain items from the Company's Condensed Consolidated Statements of Operations as percentages of net sales:

                                             Three Months Ended
                                                  June 30,
                                            ---------------------
                                             1997           1996
                                            -----          -----
Net sales                                   100.0%         100.0%
Cost of sales                                65.3           67.7
                                            -----          -----
Gross profit                                 34.7           32.3

Research & development                        6.1            6.7
Selling, general & administrative            17.9           21.5
                                            -----          -----
Operating income                             10.7            4.1

Other income (expense), net                   0.6           (0.7)
                                            -----          -----
Income before provision for income taxes     11.3            3.4

Provision for income taxes                    1.1            0.3
                                            -----          -----
          Net income                         10.2%           3.1%
                                            -----          -----

Net sales for the first quarter of Fiscal 1998 were $56.7 million, compared to $36.8 million reported in the same quarter of Fiscal 1997. The increase in net sales was primarily due to higher product demand in all regions and an increase in the Company's manufacturing capacity.

During the first quarter of Fiscal 1998, the Company received $71 million in new orders shippable over the next twelve months, compared to $34 million in the first quarter of Fiscal 1997. Twelve month backlog at June 30, 1997 was $106 million, compared to $92 million at March 31, 1997.

The Company includes in its backlog purchase orders with respect to which a delivery schedule has been specified for product shipment within one year. Orders in the Companys current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period.

Gross profit as a percentage of net sales for the first quarter of Fiscal 1998 was 34.7% compared to 32.3% in the same quarter of Fiscal 1997. The improved margins were primarily the result of lower manufacturing expenses due to lower component material costs and improved manufacturing efficiency. The Company has seen its gross profit continue to improve, however, there can be no assurance that the Company will be able to maintain its gross profit at current levels. Of particular concern is the intense competitive price pressure of the telecommunications market, which results in downward pricing pressure on the Company's products. SEE "FACTORS THAT MAY AFFECT FUTURE FINANCIAL RESULTS."

Research and development expenses increased by $1.0 million, from $2.5 million in the first quarter of Fiscal 1997 to $3.5 million in the same period in Fiscal 1998. However, as a percentage of net sales, research and development expenses were 6.1% in the first quarter of Fiscal 1998 compared to 6.7% in the first quarter of Fiscal 1997. The increase in research and development expenses in absolute dollars was primarily attributable to the Company's development of its new Altium-TM- high-capacity wireless platform which was previewed at the Supercomm '97 trade show in New Orleans in June 1997. The Company will continue to invest in the development of new products and features in order to maintain and enhance its competitive position and expects research and development spending to continue to increase in Fiscal 1998.

Selling, general and administrative expenses increased to $10.1 million in the first quarter of Fiscal 1998 from $7.9 million in the first quarter of Fiscal 1997. However, as a percentage of net sales, selling, general and administrative expenses were 17.9% in the first quarter of Fiscal 1998 compared to 21.5% in the comparable quarter of Fiscal 1997. The increase in selling, general and administrative expenses in absolute dollars was mostly attributable to higher headcount and related travel expenses as the Company continues to increase its worldwide sales and customer support capability. In addition, there was an increase in marketing expenses in the first quarter of Fiscal 1998 compared to the same quarter of Fiscal 1997 due to the Company's increased participation in trade shows.

Interest income increased to $0.6 million in the first quarter of Fiscal 1998 compared to $0.06 million in the similar quarter of Fiscal 1997. This increase was due primarily to higher average cash balances. The decrease in interest expense of $0.2 million in the first quarter of Fiscal 1998 was primarily attributable to lower debt balances as compared to the same quarter of the prior year.

The Company recorded an income tax provision in the first quarter of Fiscal 1998 and 1997 at an effective rate of 10%. This was less than the statutory rate primarily due to the utilization of net operating loss carry forwards and the deferred tax asset originated from warranty and asset valuation reserves. The Company expects, assuming continued operating profitability, that the effective tax rate will reflect a benefit in future periods as the Company continues to utilize its deferred tax asset.

FACTORS THAT MAY AFFECT FUTURE FINANCIAL RESULTS

The statements in this Form 10-Q concerning the Company's expenses, revenue, liquidity and cash needs contain forward-looking statements concerning the Company's future operations and financial results within the meaning of 27A of the Securities Act and section 21E of the Exchange Act. These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information. Numerous factors, such as economic and competitive conditions, timing and volume of incoming orders, shipment volumes, product margins, and foreign exchange rates, could cause actual results to differ materially from those described in these statements, and prospective investors and stockholders should carefully consider the factors set forth below in evaluating these forward-looking statements.

Sales of the Company's products are concentrated in a small number of customers. For the first quarter of Fiscal 1998, the top three customers accounted for 30% of the net sales. As of June 30, 1997, three of the Company's customers accounted for 28% of the backlog. The worldwide telecommunications industry is dominated by a small number of large corporations, and the Company expects that a significant portion of its future product sales will continue to be concentrated in a limited number of customers. The loss of any existing customer, a significant reduction in the level of sales to any existing customer, or the failure of the Company to gain additional customers could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, a substantial portion of shipments may occur near the end of each quarter. Accordingly, the Company's results are difficult to predict and delays in product delivery or closing of a sale can cause revenues and net income to fluctuate significantly from anticipated levels and from quarter to quarter.

Manufacturers of digital microwave telecommunications equipment are experiencing, and are likely to continue to experience, intense price pressure which has resulted, and is expected to continue to result, in downward pricing pressure on the Company's products. As a result, the Company has experienced, and expects to continue to experience, declining average sales prices for its products. The Company's ability to maintain its gross profit margins is dependent upon its ability to continue to improve manufacturing efficiencies, lower material costs of products, and introduce new products and product enhancements.

The markets for the Company's products are extremely competitive, and the Company expects that competition will increase. The Company's existing and potential competitors include established and emerging companies, such as California Microwave, L.M. Ericsson, Siemens AG, Farinon Division of Harris Corporation, P-COM, Alcatel, Nokia, NERA, NEC, and SIAE, many of which have more extensive engineering, manufacturing, and marketing capabilities and significantly greater financial, technical, and personnel resources than the Company. The Company believes that its ability to compete successfully will depend on a number of factors, including customer service and support, breadth of product line, product performance and features, rapid delivery, reliability, timing of new product introductions by the Company, its customers and its competitors, and the ability of its customers to obtain financing.

The Company expects that international sales will continue to account for the majority of its net product sales for the foreseeable future. As a result, the Company is subject to the risks of doing business internationally, including unexpected changes in regulatory requirements, fluctuations in foreign currency exchange rates, imposition of tariffs and other barriers and restrictions, the burdens of complying with a variety of foreign laws, and general economic and geopolitical conditions, including inflation and trade relationships.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash used for operating activities in the first quarter of Fiscal 1998 was $8.3 million, compared to net cash used for operating activities of $3.7 million in the first quarter of Fiscal 1997. Increases in accounts receivable and inventory and decreases in other accrued liabilities during the first quarter of 1998 resulted in the unfavorable cash flow from operations. Accounts receivable increased due to the timing of shipments as a higher percentage of the quarter's shipments occurred in the last month of the quarter. Inventories increased primarily as a result of increases in inventory purchases in anticipation of a higher volume of shipments. Other accrued liabilities decreased primarily due to a decrease in customer deposits.

In May 1997, the Company completed the acquisition of Granger, Inc. for total consideration of $14.7 million and purchased a minority interest in Granger Associates, Ltd., a UK company, for $4.0 million. At June 30, 1997, other assets included the minority interest mentioned above and the excess of cost over net assets acquired (goodwill), net of accumulated amortization of $10.8 million related to the acquisition of Granger, Inc. Other changes to cash from investing activities during the first quarter of Fiscal 1998 included the sale of some short-term investments to fund operations and an increase in property plant and equipment of $2.8 million primarily due to purchases of additional test equipment as a result of the higher sales volume and purchases of equipment for the increased headcount.

At June 30, 1997, the Company's principal sources of liquidity consisted of $27.0 million in cash and cash equivalents and short-term investments and a revolving bank credit facility that provides up to $20.0 million in credit, of which $19.8 million was available. This credit facility expires in June 1998.

The Company's lines of credit requires the Company to meet certain financial covenants, including minimum liquidity, tangible net worth and profitability requirements. As of June 30, 1997, the Company was in compliance with the covenants.

The Company believes that the liquidity provided by existing cash balances, anticipated future cash flows from operations, and the Company's existing borrowing arrangements will be sufficient to meet both working capital and capital expenditure requirements through Fiscal 1998.

PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     For a list of exhibits to this Form 10-Q, see the exhibit index located on page 15.

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the three-month period ended June 30, 1997.

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

4.1      Form of Common Stock Certificate (incorporated by reference to Exhibit
         4.1 to the Companys Annual Report on Form 10-K for the year ended March 31, 1988).

4.2 Rights Agreement dated as of October 24, 1991, between the Company and Manufacturers Hanover Trust Company of California, including the Certificate of Designations for the Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 1 of the Company's Current Report on 8-K filed on November 5, 1991).

10.1 Credit Agreement dated as of June 30, 1997, by and between Digital Microwave Corporation and Bank of America National Trust and Savings Association.

10.2 Lease, dated April 5, 1995, by and between Metropolitan Life Insurance Company and Digital Microwave Corporation, relating to 180 Rose Orchard Way, San Jose, California.

11.1     Statement Re: Computation of per share earnings.

27.1     Financial data schedule.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       DIGITAL MICROWAVE CORPORATION





Date:  August 8, 1997                  By  /s/  CARL A. THOMSEN
                                         -----------------------------
                                               Carl A. Thomsen
                           Vice President, Chief Financial Officer and Secretary