Form 10-Q
period 1997-09-30
DIGITAL MICROWAVE CORP /DE/
filed 1997-11-14
CIK 812703

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended           Commission file number:  0-15895
September 30, 1997
------------------

                        DIGITAL MICROWAVE CORPORATION
             (Exact name of registrant specified in its charter)

           Delaware                           77-0016028
--------------------------------        ------------------------
  (State or other jurisdiction               (IRS employer
of incorporation or organization)        identification number)

         170 Rose Orchard Way
             San Jose, CA                       95134
----------------------------------           ----------
(Address of Principal Executive Offices)     (Zip Code)


Registrant's telephone number, including area code:      (408) 943-0777
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

              Yes    X            No
                   ------             ------

The number of outstanding shares of the Registrant's Common Stock, par value $.01 per share, was 19,046,706 on October 31, 1997.

                                   INDEX
                                                               PAGE
COVER PAGE                                                         1

INDEX                                                              2

PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets                     3

         Condensed Consolidated Statements of Operations           4

         Condensed Consolidated Statements of Cash Flows           5

         Notes to Condensed Consolidated Financial Statements      6-8

    Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations         9-13


PART II - OTHER INFORMATION

    Item 4 - Submission of Matters to a Vote of Security Holders   14

Item 6 - Exhibits and Reports on Form 8-K                          15 & 17

SIGNATURE                                                          16

                            PART I - FINANCIAL INFORMATION

                            ITEM I - FINANCIAL STATEMENTS

                            DIGITAL MICROWAVE CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (In Thousands)

ASSETS                                           9/30/97       03/31/97
                                               -----------     ---------
                                               (Unaudited)
 CURRENT ASSETS:
    Cash and cash equivalents                  $  20,098       $  40,367
    Short-term investments                        13,206          17,947
    Accounts receivable, net                      57,250          44,623
    Inventories                                   48,014          45,900
    Other current assets                           4,858           3,643
                                               -----------     ---------
         Total current assets                    143,426         152,480

PROPERTY AND EQUIPMENT, NET                       21,240          17,726
OTHER ASSETS                                      15,455             --
                                               -----------     ---------
    Total assets                                $180,121        $170,206
                                               -----------     ---------
                                               -----------     ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Line of credit                             $    --          $  2,016
    Current maturities of capital lease
      obligations                                    490             681
    Accounts payable                              21,936          22,890
    Income taxes payable                           2,453           1,649
    Accrued liabilities                           18,597          25,284
                                               -----------     ---------
         Total current liabilities                43,476          52,520

LONG-TERM LIABILITIES:
    Capital lease obligations, net of
      current maturities                             179             158
                                               -----------     ---------
    Total liabilities                             43,655          52,678

STOCKHOLDERS' EQUITY
    Common stock and paid-in capital             127,367         121,676
    Other stockholders' equity                       (20)            (63)
    Retained earnings (accumulated deficit)        9,119          (4,085)
                                               -----------     ---------
    Total stockholders' equity                   136,466         117,528

    Total liabilities and stockholders' equity  $180,121        $170,206
                                               -----------     ---------
                                               -----------     ---------

   See accompanying Notes to Condensed Consolidated Financial Statements.

                            DIGITAL MICROWAVE CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share amounts)
                                     (Unaudited)

                                         Three Months Ended  Six Months Ended
                                            September 30,      September 30,
                                         ------------------  -----------------
                                           1997      1996      1997     1996
                                         --------  --------  --------  -------
Net sales                                 $67,106  $41,525   $123,839  $78,332
Cost of sales                              43,563   27,783     80,623   52,685
                                         --------  --------  --------  -------
Gross profit                               23,543   13,742     43,216   25,647
                                         --------  --------  --------  -------
Operating Expenses:
    Research and development                3,709    2,467      7,191    4,928
    Selling, general and administrative    11,539    8,702     21,670   16,629
                                         --------  --------  --------  -------
    Total operating expenses               15,248   11,169     28,861   21,557
                                         --------  --------  --------  -------
Operating income                            8,295    2,573     14,355    4,090

Other income (expense):
Interest and other income, net                 65       83        537       96
Interest expense                             (118)    (299)      (222)    (581)
                                         --------  --------  --------  -------
Income before provision for
     income taxes                           8,242    2,357     14,670    3,605

Provision for income taxes                    824      235      1,467      360
                                         --------  --------  --------  -------
Net income                                $ 7,418  $ 2,122   $ 13,203  $ 3,245
                                         --------  --------  --------  -------
                                         --------  --------  --------  -------
Net income per share                      $  0.37  $  0.13   $   0.67  $  0.20
                                         --------  --------  --------  -------
                                         --------  --------  --------  -------
Weighted average number of
    common  & common equivalent shares
    outstanding                            19,969   16,611     19,751   16,436
                                         --------  --------  --------  -------
                                         --------  --------  --------  -------

         See accompanying Notes to Condensed Consolidated Financial Statements.

                            DIGITAL MICROWAVE CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                     (Unaudited)

                                                          Six Months Ended
                                                            September 30,
                                                         ------------------
                                                            1997     1996
                                                         --------  --------
Cash flows from operating activities:
Net income                                               $ 13,203  $  3,245
    Adjustments to reconcile net income to net cash used for operating activities:

    Depreciation and amortization                           4,436     2,716
    Provision for valuation reserves                        3,073     2,383
    Provision for warranty reserves                         2,072       915
    Changes in assets and liabilities:
         Increase in accounts receivable                  (11,199)   (2,611)
         Increase in inventories                           (3,602)  (13,648)
         Increase in other current assets                  (1,074)     (737)
         (Decrease) increase in accounts payable           (1,408)      265
         Increase in income taxes payable                     787        --
         (Decrease) increase in other accrued liabilities  (9,133)    1,433
                                                         --------  --------
Net cash used for operating activities                     (2,845)   (6,039)
                                                         --------  --------
Cash flows from investing activities:
    Purchases of available-for-sale securities             (3,193)       --
    Proceeds from available-for-sale securities             7,933        --
    Purchase of Granger, Inc., net of cash acquired       (11,383)       --
    Investment in Granger Associates, Ltd.                 (4,000)       --
    Purchases of property and equipment                    (6,808)   (2,531)
                                                         --------  --------
Net cash used for investing activities                    (17,451)   (2,531)
Cash flows from financing activities:
    (Repayments to) borrowings from bank                   (2,016)    2,889
    Payment of capital lease obligations                     (583)     (553)
    Payment of assumed Granger, Inc. debt                  (3,286)       --
    Sale of common stock                                    5,689     1,613
                                                         --------  --------
Net cash provided by financing activities                    (196)    3,949
                                                         --------  --------
    Effect of exchange rate changes on cash                   223       149
                                                         --------  --------
Net increase (decrease) in cash and cash equivalents      (20,269)   (4,472)
Cash and cash equivalents at beginning of year             40,367     9,018
                                                         --------  --------
Cash and cash equivalents at end of period                $20,098    $4,546
                                                         --------  --------
                                                         --------  --------
SUPPLEMENTAL DATA
    Interest paid                                              230      573
    Income tax paid                                            540       --


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

    While the financial information furnished is unaudited, the financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in connection with the Digital Microwave Corporation financial statements included in the Company's annual report and Form 10-K for the year ended March 31, 1997.

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

INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market where cost includes material, labor and manufacturing overhead. Inventories consist of:

                                (In thousands)
                     September 30, 1997  March 31, 1997
                     ------------------  --------------
                         (Unaudited)

    Raw materials          18,439        $  16,594
    Work in process        15,610           15,122
    Finished goods         13,965           14,184
                     ------------------  --------------
                        $  48,014        $  45,900
                     ------------------  --------------
                     ------------------  --------------

OTHER ASSETS

Included in other assets are goodwill and other intangibles which are being amortized on a straight line basis over their useful lives ranging from 5 to 10 years.

CURRENCY TRANSLATION

    In April 1997, the Company changed the functional currency of its subsidiaries from the U.S. dollar to the local currency of each subsidiary except for its Latin American subsidiaries. Accordingly, all the assets and liabilities of these subsidiaries, except for the Latin American subsidiaries, are remeasured into U.S. dollars at current exchange rates. Sales and expenses are remeasured at the average exchange rate prevailing during the period. Gains and losses resulting from the remeasurement of the subsidiaries' financial statements are included as a component of stockholders' equity, except for the Latin American subsidiaries which are included in the Consolidated Statement of Operations.

FINANCIAL INSTRUMENTS

    In April 1997, the Company began entering into forward foreign exchange contracts to hedge some of its backlog, as well as certain assets and liabilities denominated in foreign currencies. At September 30, 1997, the Company had forward foreign exchange contracts to exchange various foreign currencies for U.S. dollars in the gross amount of $40.1 million. Market value gains and losses on forward foreign exchange contracts are recognized as offsets to the exchange gains or losses on the hedged transactions.

NET INCOME PER SHARE

    Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period.

    In February 1997, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share," which is required to be adopted by the Company in its third quarter of
    Fiscal 1998.   At that time the Company will be required to change the
    method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary earnings per share will be replaced with basic earnings per share and fully diluted earnings per share will be replaced with diluted earnings per share. Under SFAS 128, basic earnings per share for the second quarters of Fiscal 1998 and 1997 would have been $.39 and $.13, respectively. Diluted earnings per share would be substantially the same as the reported primary earnings per share.

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

    Accordingly, the results of the operations of Granger, Inc. have been combined with those of the Company since the date of the acquisition. In addition, a portion of the purchase price was allocated to the net assets acquired based on their estimated fair values. The fair value of tangible assets acquired and liabilities assumed was $5.8 million and $1.9 million, respectively.

    Concurrent with the acquisition of Granger, Inc., the Company made a minority investment in Granger Associates, Ltd., a privately held company based in the United Kingdom, for $4.0 million. This minority investment has been accounted for using the cost method of accounting.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth items from the Condensed Consolidated Statements of Operations as percentages of net sales:

                                   Three Months Ended  Six Months Ended
                                      September 30       September 30,
                                   ------------------  ----------------
                                    1997      1996      1997      1996
                                   -----     -----     -----     -----
Net sales                          100.0%    100.0%    100.0%    100.0%
Cost of sales                       64.9      66.9      65.1      67.3
                                   -----     -----     -----     -----
Gross profit                        35.1      33.1      34.9      32.7

Research & development               5.5       5.9       5.8       6.3
Selling, general & administrative   17.2      21.0      17.5      21.2
                                   -----     -----     -----     -----
Operating income                    12.4       6.2      11.6       5.2

Other expense, net                  (0.1)     (0.5)      0.2      (0.6)
                                   -----     -----     -----     -----
Income before provision
     for income taxes               12.3       5.7      11.8       4.6

Provision for income taxes           1.2       0.6       1.2       0.5
                                   -----     -----     -----     -----
          Net income                11.1%      5.1%     10.6%      4.1%
                                   -----     -----     -----     -----
                                   -----     -----     -----     -----

Net sales for the second quarter of fiscal year 1998 were $67.1 million, compared to $41.5 million reported in the same quarter of fiscal year 1997. Net sales for the first six months of fiscal 1998 were $123.8 million, compared to net sales of $78.3 million for the similar period in fiscal 1997. The increase in net sales in the first half of fiscal 1998 as compared to the first half of fiscal 1997 was primarily due to higher sales in all major geographic areas.

During the second quarter of fiscal 1998, the Company received $66 million in new orders shippable over the next twelve months, compared to $48 million in the second quarter of fiscal 1997. Backlog at September 30, 1997 was $103.5 million, compared to $106 million at June 30, 1997.

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

Gross profits in the second quarter and first half of fiscal 1998 were 2% higher compared to the same periods in fiscal 1997 primarily due to improved manufacturing efficiency, lower component material costs, less overtime and lower expediting costs. In addition, net sales for the first six months of fiscal 1998 of SPECTRUM II-TM- increased to $77.7 million or 156% from $30.3 million for the similar period of fiscal 1997, while net sales for the M-Series product line decreased from $20.1 million to $7.8 million for the same periods. The Company has seen its gross profit continue to improve; however, there can be no assurance that the Company will be able to maintain its gross profit at current levels. Of particular concern is the intense competitive price pressure of the telecommunications market, which results in downward pricing pressure on the Company's products. See "Factors That May Affect Future Financial Results."

Research and development expenses increased by $1.2 million, from $2.5 million in the second quarter of fiscal 1997 to $3.7 million in the same period in fiscal 1998. For the first half of fiscal 1998, research and development expenses of $7.2 million were $2.3 million higher than the $4.9 million reported in the comparable period of fiscal 1997. The increase in research and development expenses was primarily attributable to the Company's development of its new Altium-TM- high-capacity wireless platform. The Company will continue to invest in the development of new products and features in order to maintain and enhance its competitive position and expects research and development spending to continue to increase in fiscal 1998.

Selling, general and administrative expenses of $11.5 million in the second quarter of fiscal 1998 were higher by $2.8 million compared to $8.7 million in the second quarter of fiscal 1997. For the first six months of fiscal 1998, selling, general and administrative expenses increased by $5.1 million to $21.7 million from $16.6 million in the similar period of fiscal 1997. The increase was mostly attributable to an increase in personnel and related travel expense, as well as increased sales office costs, as the Company continued to increase its sales and worldwide support capability. In addition, Goodwill amortization related to the acquisition of Granger, Inc. on May 14, 1997, as well as the selling and administrative expenses of Granger, Inc., partially contributed to the increase. There also was an increase in sales commission and bonus expense in the first half of fiscal 1998 compared to the similar period of fiscal 1997 due to the increased sales and improved profitability of the Company during that period.

Interest and other income, net was $65,000 in the second quarter of fiscal 1998 compared to $83,000 in the similar quarter of fiscal 1997. Interest income for the second quarter of fiscal 1998 increased by $395,000 but was partially offset by higher losses on foreign exchange as compared to the same period of the previous year. For the first half of fiscal 1998, interest and other income, net was $537,000 compared to $96,000 in the same period of fiscal 1997. This increase was primarily due to higher interest income of $965,000 on higher average cash balances but was partially offset by higher losses on foreign exchange as compared to the similar period of fiscal 1997. Interest expense in the second quarter of fiscal 1998 decreased to $118,000 from $299,000 in the second quarter of fiscal 1997. For the first six months of fiscal 1998, interest expense was $222,000 compared to $581,000 in the comparable period in fiscal 1997. The decrease in interest expense for both periods was primarily attributable to the Company's lower debt balances during the comparable periods.

The Company recorded an income tax provision in the second quarter and first half of both fiscal years 1998 and 1997 at an effective rate of 10%. This was less than the statutory rate primarily due to the utilization of net operating loss carry forwards and the deferred tax asset originated from warranty and asset valuation reserves. The Company expects, assuming continued operating profitability, that the effective tax rate will reflect a benefit in future periods as the Company continues to utilize its deferred tax asset.

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

Sales of the Company's products are concentrated in a small number of customers. For the second quarter and first half of fiscal 1998, the top three customers
accounted for 21% of the net sales.   As of September 30, 1997, three of the
Company's customers accounted for 23% of the backlog. The worldwide telecommunications industry is dominated by a small number of large corporations, and the Company expects that a significant portion of its future product sales will continue to be concentrated in a limited number of customers. The loss of any existing customer, a significant reduction in the level of sales to any existing customer, or the failure of the Company to gain additional customers could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, a substantial portion of shipments may occur near the end of each quarter. Accordingly, the Company's results are difficult to predict and delays in product delivery or closing of a sale can cause revenues and net income to fluctuate significantly from anticipated levels and from quarter to quarter.

The markets for the Company's products are extremely competitive and the Company expects that competition will increase. The Company's existing and potential competitors include established and emerging companies, such as California Microwave Corporation, L.M. Ericsson, Siemens AG, Farinon Division of Harris Corporation, P-COM, Alcatel, Nokia, NERA, NEC, and SIAE, many of which have more extensive engineering, manufacturing, and marketing capabilities and significantly greater financial, technical, and personnel resources than the Company. The Company believes that its ability to compete successfully will depend on a number of factors both within and outside its control, including price, quality, availability, product performance and features; timing of new product introductions by the Company, its customers and its competitors; the ability of its customers to obtain financing; and customer service and technical support. The Company continues to experience customer demands for shorter delivery cycles. The Company increased its inventory levels in order to respond to this demand, which in turn, may increase the risk of obsolescence of its inventories.

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

Manufacturers of digital microwave telecommunications equipment are experiencing, and are likely to continue to experience, intense price pressure, which has resulted, and is expected to continue to result, in downward pricing pressure on the Company's products. As a result, the Company has experienced, and expects to continue to experience, declining average sales prices for its products. The Company's future profitability is dependent upon its ability to reduce costs, improve manufacturing efficiencies and introduce new products and product enhancements.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash used for operating activities in the first half of fiscal 1998 was $2.8 million, compared to $6.0 million used for operating activities in the similar period of fiscal 1997. The use of cash in the first six months of fiscal 1998 was primarily due to the increased level of accounts receivable and inventory and reduction of accrued liabilities. Accounts receivable increased due to the higher sales activity. Inventories increased primarily as a result the need to raise inventory levels to respond to customer demands for shorter delivery cycles. Other accrued liabilities decreased primarily due to a decrease in customer deposits and the payments of annual profit sharing and bonus payments.

In May 1997, the Company completed the acquisition of Granger, Inc. for total consideration of $14.7 million and purchased a minority interest in Granger Associates, Ltd., a UK company, for $4.0 million. At September 30, 1997, other assets included the minority interest mentioned above and the excess of cost over net assets acquired (goodwill), net of accumulated amortization of $10.6 million related to the acquisition of Granger, Inc. Other changes to cash from investing activities during the first half of fiscal 1998 included the sale of some short-term investments to fund operations and an increase in property plant and equipment of $6.3 million primarily due to purchases of additional test equipment as a result of the higher sales volume and purchases of equipment for the increased headcount.

At September 30, 1997, the Company's principal sources of liquidity consisted of $33.3 million in cash and cash equivalents and short-term investments and a revolving bank credit facility that provides up to $20.0 million in credit, of which $18.1 million was available. This credit facility expires in June 1998.

The Company's line of credit requires the Company to meet certain financial covenants, including minimum liquidity, tangible net worth and profitability requirements. As of September 30, 1997, the Company was in compliance with the covenants.

The Company believes that the liquidity provided by existing cash balances, anticipated future cash flows from operations, and the Company's existing borrowing arrangements will be sufficient to meet both working capital and capital expenditure requirements through fiscal 1998.

PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a)  The Company held an Annual Meeting of Stockholders on August 5, 1997.

    (b) At the Annual Meeting of Stockholders, the following directors were elected:

                                          Votes
                                          -----
                                    For        Withheld
                                 ----------    ---------
         Charles D. Kissner      16,359,903     73,252
         Richard C. Alberding    16,356,374     76,781
         John W. Combs           16,357,613     75,542
         Clifford H. Higgerson   16,359,403     73,752
         James D. Meindl         16,359,273     73,882
         Billy B. Oliver         16,356,647     76,508

    (c) At the Annual Meeting of Stockholders, the following additional matters were voted upon:

         1. A proposal to ratify and approve certain amendments to the Company's 1994 Stock Incentive Plan to increase the number of shares of Common Stock granted to non-employee Directors of the Company for their service as members of the Board of Directors, and to clarify the timing of certain grants to non-employee Directors of the Company.

                  Affirmative votes:  9,962,750
                  Negative votes:     6,284,572
                  Abstain:               40,526
                  Non-votes:            145,307

         2. A proposal to ratify the selection of Arthur Andersen LLP as independent public accountants for fiscal year 1998.

                  Affirmative votes: 16,379,559
                  Negative votes:        27,535
                  Abstain                26,061
                  Non-votes                  --

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         For a list of exhibits to this Form 10-Q, see the exhibit index located on page 17.

    (b)  Reports on Form 8-K.

         The Company did not file any reports on Form 8-K for the three-month period ended September 30, 1997.

                                      SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          DIGITAL MICROWAVE CORPORATION



Date: November 14, 1997                    By    /s/ Carl A. Thomsen
      -------------------                    --------------------------
                                                 Carl A. Thomsen
                                                 Vice President, Chief
                                                 Financial Officer and Secretary

                                    EXHIBIT INDEX

EXHIBIT
NUMBER   DESCRIPTION


10.1 Sublease Agreement, dated August 29, 1997, by and between Wyse Technology Inc., Digital Microwave Corporation and Wyse Technology Investments, Inc., relating to 3475 North First Street,
         San Jose, California.

11.1     Statement Re: Computation of per share earnings.

27.1     Financial data schedule.