Form 10-Q
period 1997-12-31
DIGITAL MICROWAVE CORP /DE/
filed 1998-02-13
CIK 812703

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:               Commission file number:   0-15895
DECEMBER 31, 1997



                        DIGITAL MICROWAVE CORPORATION
             (Exact name of registrant specified in its charter)


         Delaware                                           77-0016028
--------------------------------                 ------------------------------
 (State or other jurisdiction                             (IRS employer
of incorporation or organization)                    identification number)


        170 Rose Orchard Way
           San Jose, CA                                     95134
-----------------------------------------        ------------------------------
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

                               Yes   X       No
                                   -----        -----

The number of outstanding shares of the Registrant's Common Stock, par value $.01 per share, was 38,144,994 on January 30, 1998.

                                     INDEX

                                                                       PAGE

COVER PAGE                                                                1

INDEX                                                                     2

PART I - FINANCIAL INFORMATION

         Item 1  Financial Statements
                 Condensed Consolidated Balance Sheets                    3
                 Condensed Consolidated Statements of Operations          4
                 Condensed Consolidated Statements of Cash Flows          5
                 Notes to Condensed Consolidated Financial Statements    6-9

         Item 2  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     9-14


PART II - OTHER INFORMATION

         Item 4  Submission of Matters to a Vote of Security Holders      15

         Item 6  Exhibits and Reports on Form 8-K                       15 & 17

SIGNATURE                                                                 16


                        PART I - FINANCIAL INFORMATION
                         ITEM I - FINANCIAL STATEMENTS

                         DIGITAL MICROWAVE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)


ASSETS                                                     12/31/97        03/31/97
                                                          ----------      ---------
                                                          (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                $ 15,128        $ 40,367
  Short-term investments                                     15,555          17,947
  Accounts receivable, net                                   65,459          44,623
  Inventories                                                51,717          45,900
  Other current assets                                        7,435           3,643
                                                           --------        --------
    Total current assets                                    155,294         152,480

PROPERTY AND EQUIPMENT, NET                                  22,128          17,726
OTHER ASSETS                                                 15,553             --
                                                           --------        --------
  Total assets                                             $192,975        $170,206
                                                           --------        --------
                                                           --------        --------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit                                            $    --         $ 2,016
  Current maturities of capital lease obligations               427             681
  Accounts payable                                           23,979          22,890
  Income taxes payable                                        1,318           1,649
  Accrued liabilities                                        21,363          25,284
                                                           --------        --------
    Total current liabilities                                47,087          52,520

LONG-TERM LIABILITIES:
  Capital lease obligations, net of current maturities          156             158
                                                           --------        --------
    Total liabilities                                        47,243          52,678

STOCKHOLDERS' EQUITY
  Common stock and paid-in capital                          127,754         121,676
  Other stockholders' equity                                     (5)            (63)
  Retained earnings (accumulated deficit)                    17,983          (4,085)
                                                           --------        --------
    Total stockholders' equity                              145,732         117,528

  Total liabilities and stockholders' equity               $192,975        $170,206
                                                           --------        --------
                                                           --------        --------

See accompanying Notes to Condensed Consolidated Financial Statements.

                         DIGITAL MICROWAVE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)


                                         Three Months Ended            Nine Months Ended
                                            December 31,                 December 31,
                                         -------------------          -------------------
                                         1997           1996          1997           1996
                                         ----           ----          ----           ----

Net sales                              $71,950        $47,760       $195,790       $126,092
Cost of sales                           45,675         31,862        126,298         84,547
                                       -------        -------       --------       --------
Gross profit                            26,275         15,898         69,492         41,545
                                       -------        -------       --------       --------

Operating Expenses:
  Research and development               3,968          2,505         11,159          7,433
  Selling, general and
    administrative                      12,141          9,076         33,811         25,705
                                       -------        -------       --------       --------
  Total operating expenses              16,109         11,581         44,970         33,138
                                       -------        -------       --------       --------
Operating income                        10,166          4,317         24,522          8,407

Other income (expense)
Interest and other income (expense)       (295)           305            242            401
Interest expense                           (23)          (263)          (245)          (844)
                                       -------        -------       --------       --------

Income before provision
  for income taxes                       9,848          4,359         24,519          7,964
Provision for income taxes                 985            436          2,452            796
                                       -------        -------       --------       --------
Net income                              $8,863         $3,923        $22,067         $7,168
                                       -------        -------       --------       --------
                                       -------        -------       --------       --------
Basic earnings per share               $  0.23        $  0.12        $  0.59        $  0.22
                                       -------        -------       --------       --------
                                       -------        -------       --------       --------
Diluted earnings per share             $  0.22        $  0.11        $  0.56        $  0.22
                                       -------        -------       --------       --------
                                       -------        -------       --------       --------
Basic weighted average
shares outstanding                      38,009         32,194         37,634         31,941
                                       -------        -------       --------       --------
                                       -------        -------       --------       --------
Diluted weighted average
shares outstanding                      39,841         34,119         39,615         33,275
                                       -------        -------       --------       --------
                                       -------        -------       --------       --------


See accompanying Notes to Condensed Consolidated Financial Statements.

                         DIGITAL MICROWAVE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                           Nine Months Ended
                                                              December 31,
                                                           -----------------
                                                           1997         1996
                                                           ----         ----
Cash flows from operating activities:
Net income                                                $22,067       $7,168
  Adjustments to reconcile net income
  to net cash (used for) provided by operating activities:

  Depreciation and amortization                             6,987        4,200
  Provision for valuation reserves                          7,361        4,587
  Provision for warranty reserves                           3,511        1,505
  Changes in assets and liabilities:
    Increase in accounts receivable                       (20,234)      (5,248)
    Increase in inventories                               (11,238)     (11,955)
    (Increase) decrease in other current assets            (3,692)         109
    Increase in accounts payable                              591          984
    Decrease in income taxes payable                         (351)          --
    (Decrease) increase in other accrued liabilities       (7,762)       6,291
                                                          -------      -------
Net cash (used for) provided by operating activities       (2,760)       7,641
                                                          -------      -------
Cash flows from investing activities:
  Purchases of available-for-sale securities               (8,481)          --
  Proceeds from sales of available-for-sale securities     10,873           --
  Purchase of Granger, Inc., net of cash acquired         (11,491)          --
  Investment in Granger Associates, Ltd.                   (4,000)          --
  Purchases of property and equipment                     (10,062)      (4,116)
                                                          -------      -------
Net cash used for investing activities                    (23,161)      (4,116)
Cash flows from financing activities:
  Repayments to bank                                       (2,016)      (6,362)
  Payment of capital lease obligations                       (877)        (787)
  Payment of assumed Granger, Inc. debt                    (3,286)          --
  Sale of common stock                                      6,077        2,514
                                                          -------      -------
Net cash used for financing activities                       (102)      (4,635)
                                                          -------      -------
    Effect of exchange rate changes on cash                   784          139
                                                          -------      -------
Net decrease in cash and cash equivalents                 (25,239)        (971)
Cash and cash equivalents at beginning of period           40,367        9,018
                                                          -------      -------
Cash and cash equivalents at end of period                $15,128       $8,047
                                                          -------      -------
                                                          -------      -------
SUPPLEMENTAL DATA
Interest paid                                                 254          774
Income taxes paid                                           3,340           --


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

CASH AND CASH EQUIVALENTS

  For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less from the date of purchase to be cash equivalents.

INVENTORIES

  Inventories are stated at the lower of cost (first-in, first-out) or market where cost includes material, labor and manufacturing overhead. Inventories consist of:

                                                           (In thousands)
                                            December 31, 1997     March 31, 1997
                                            -----------------     --------------
                                                  (Unaudited)
     Raw materials                                     18,873         $  16,594
     Work in process                                   16,621            15,122
     Finished goods                                    16,223            14,184
                                                    ---------         ---------
                                                    $  51,717         $  45,900
                                                    ---------         ---------
                                                    ---------         ---------


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

FINANCIAL INSTRUMENTS

  In April 1997, the Company began entering into forward foreign exchange contracts to hedge some of its backlog, as well as certain assets and liabilities denominated in foreign currencies. At December 31, 1997, the Company had forward foreign exchange contracts to exchange various foreign currencies for U.S. dollars in the gross amount of $32.2 million. Market value gains and losses on forward foreign exchange contracts are recognized as offsets to the exchange gains or losses on the hedged transactions.

NET INCOME PER SHARE

  Stockholders approved a two-for-one stock split paid in the form of a stock dividend in November 1997. Accordingly, all share and earnings per share data for all periods presented have been retroactively adjusted to reflect the stock split.

  In February 1997, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share," effective December 15, 1997. As a result, the Company's reported earnings per share after adjustment for the November 1997 stock split for the three and nine months ended December 31, 1996 were restated. Under the new requirements, primary earnings per share have been replaced with basic earnings per share and fully diluted earnings per share were replaced with diluted earnings per share.

  Under SFAS 128, basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive stock options outstanding during the period.

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

CONCENTRATION OF CREDIT RISK

  Trade receivables concentrated with certain customers primarily in the telecommunications industry and in certain geographic locations, such as Asia, potentially subject the Company to concentration of credit risk. At January 31, 1998, trade receivables from Asian Customers totaled approximately $25 million with approximately $15 million on letters of credit. In addition to sales in Western Europe and North America, the Company actively markets and sells products in Asia, Eastern Europe, South America, the Middle East and Africa. The Company performs on-going credit evaluations of its customers' financial conditions and generally requires no collateral.

  The Company will continue to be affected, for the foreseeable future, by the unstable economies in the Asia Pacific region. Further, it is not possible to determine the future effect a continuation of the economic crisis may have on the Company's liquidity and earnings. Related effects will be reported in the financial statements as they become known and estimable.

PROPOSED MERGER WITH MAS TECHNOLOGY

  On December 22, 1997, the Company signed a definitive agreement to merge with MAS Technology, Limited, a New Zealand company ("MAS") which designs, manufactures, markets and supports digital microwave radio links for the worldwide telecommunications market. Under the terms of the agreement, the Company will exchange 1.2 shares of its Common Stock for each outstanding share of MAS stock and stock options. The Company expects to issue approximately 8.6 million shares to MAS share and option holders. Based upon the capitalization of Digital Microwave and MAS as of December 31, 1997, MAS shareholders will own approximately 17.7% of the outstanding Digital Microwave Common Stock following consummation of the reorganization, assuming no exercise of outstanding options to acquire Digital Microwave or MAS stock options. The combination is intended to qualify as a tax-free reorganization accounted for as a pooling-of-interests transaction. Each company has scheduled a stockholders' meeting for March 23, 1998 to approve the combination. There can be no assurance that the proposed merger will be consummated by the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth items from the Condensed Consolidated Statements of Operations as percentages of net sales:


                                     Three Months Ended       Nine Months Ended
                                         December 31             December 31
                                     ------------------       -----------------
                                     1997          1996       1997         1996
                                     ----          ----       ----         ----
Net sales                           100.0%        100.0%    100.0%        100.0%
Cost of sales                        63.5          66.7      64.5          67.1
                                    -----         -----     -----         -----
Gross profit                         36.5          33.3      35.5          32.9


Research & development                5.5           5.2       5.7           5.9
Selling, general & administrative    16.9          19.0      17.3          20.3
                                    -----         -----     -----         -----

Operating income                     14.1           9.1      12.5           6.7
Other expense, net                   (0.4)           --        --          (0.4)
                                    -----         -----     -----         -----
Income before provision
   for income taxes                  13.7           9.1      12.5           6.3

Provision for income taxes            1.4           0.9       1.2           0.6
                                    -----         -----     -----         -----

       Net income                    12.3%          8.2%     11.3%          5.7%
                                    -----         -----     -----         -----
                                    -----         -----     -----         -----


Net sales for the third quarter of fiscal year 1998 were $72.0 million, compared to $47.8 million reported in the same quarter of fiscal year 1997. Net sales for the first nine months of fiscal 1998 were $195.8 million, compared to net sales of $126.1 million for the similar period in fiscal 1997. The increase in net sales in the first nine months of fiscal 1998 as compared to the first nine months of fiscal 1997 was due to higher Spectrum II-TM- sales in all major geographic areas.

During the third quarter of fiscal 1998, the Company received $74.2 million in new orders shippable over the next twelve months, compared to $48.6 million in the second quarter of fiscal 1997. Backlog at December 31, 1997 was $103.5 million, unchanged from the prior quarter.

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

Gross profits in the third quarter and first nine months of fiscal 1998 were 3% higher compared to the same periods in fiscal 1997 primarily due to improved manufacturing yields and efficiency, lower component material costs and a lower mix of older products which have lower margins. In addition, net sales for the first nine months of fiscal 1998 of SPECTRUM II-TM- increased to $124.5 million or 143% from $51.2 million for the similar period of fiscal 1997, while net sales for the M-Series product line decreased from $25.9 million to $9.1 million for the same periods. The Company has seen its gross profit continue to improve; however, there can be no assurance that the Company will be able to maintain its gross profit at current levels. Of particular concern is the unstable economic environment in Asia and the related currency devaluation of most Asian countries, as well as the intense competitive price pressure of the telecommunications market, which could result in downward pricing pressure on the Company's products. See "Factors That May Affect Future Financial Results."

Research and development expenses increased by $1.5 million, from $2.5 million in the third quarter of fiscal 1997 to $4.0 million in the same period in fiscal 1998. For the first nine months of fiscal 1998, research and development expenses of $11.2 million were $3.8 million higher than the $7.4 million reported in the comparable period of fiscal 1997. The increase in research and development expenses was primarily attributable to the Company's development of its new Altium-TM- high-capacity wireless platform. The Company will continue to invest in the development of new products and features in order to maintain and enhance its competitive position and expects research and development spending to continue to increase in fiscal 1998.

Selling, general and administrative expenses of $12.1 million in the third quarter of fiscal 1998 increased by $3.0 million as compared to $9.1 million in the third quarter of fiscal 1997. For the first nine months of fiscal 1998, selling, general and administrative expenses increased by $8.1 million to $33.8 million from $25.7 million in the similar period of fiscal 1997. The increase was mostly attributable to an increase in personnel and related travel expense, as well as increased sales office costs, as the Company continued to increase its sales and worldwide support capability. In addition, goodwill amortization related to the acquisition of Granger, Inc. on May 14, 1997, as well as the selling and administrative expenses of Granger, Inc., partially contributed to the increase. There also was an increase in sales commission and bonus expense in the first nine months of fiscal 1998 compared to the similar period of fiscal 1997 due to the increased sales and improved profitability of the Company during that period.

Interest and other income (expense) was a loss of $295,000 in the third quarter of fiscal 1998 compared to income of $305,000 in the similar quarter of fiscal 1997. This decrease in interest and other income is attributable to foreign exchange losses and bank fees related to customer letters of credit primarily related to Asia sales. For the first nine months of fiscal 1998, interest and other income, net was $242,000 compared to $401,000 in the same period of fiscal 1997. This decrease was primarily due to higher losses related to foreign currency exchange rate fluctuations and bank fees for customer letters of credit, but partially offset by higher interest income of $1.3 million on higher average cash balances as compared to the similar period of fiscal 1997. Interest expense in the third quarter of fiscal 1998 decreased to $23,000 from $263,000 in the third quarter of fiscal 1997. For the first nine months of fiscal 1998, interest expense was $245,000 compared to $844,000 in the comparable period in fiscal 1997. The decrease in interest expense for both periods was primarily attributable to the Company's lower debt balances during the comparable periods.

The Company recorded an income tax provision in the third quarter and first nine months of both fiscal years 1998 and 1997 at an effective rate of 10%. This was less than the statutory rate primarily due to the utilization of net operating loss carry forwards and the deferred tax asset originated from warranty and asset valuation reserves. The Company expects, assuming continued operating profitability, that the effective tax rate will reflect a benefit in future periods as the Company continues to utilize its deferred tax asset.

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

Sales of the Company's products are concentrated in a small number of customers. For the third quarter and first nine months of fiscal 1998, the top three customers accounted for 25% and 21% of net sales, respectively.
As of December 31, 1997, three of the Company's customers accounted for 19% of total backlog. The worldwide telecommunications industry is dominated by a small number of large corporations, and the Company expects that a significant portion of its future product sales will continue to be concentrated in a limited number of customers. The loss of any existing customer, a significant reduction in the level of sales to any existing customer, or the failure of the Company to gain additional customers could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, a substantial portion of shipments may occur near the end of each quarter. Accordingly, the Company's results are difficult to predict and delays in product delivery or closing of a sale can cause revenues and net income to fluctuate significantly from anticipated levels and from quarter to quarter.

The markets for the Company's products are extremely competitive and the Company expects that competition will increase. The Company's existing and potential competitors include established and emerging companies, such as California Microwave Corporation, L.M. Ericsson, Siemens AG, Farinon Division of Harris Corporation, P-COM, Alcatel, Innova, Nokia, NERA, NEC, and SIAE, many of which may have more extensive engineering, manufacturing, and marketing capabilities and substantially greater financial, technical, and personnel resources than the Company. The Company believes that its ability to compete successfully will depend on a number of factors both within and outside its control, including price, quality, availability, product performance and features, timing of new product introductions by the Company, its customers and its competitors, the ability of its customers to obtain financing, and customer service and technical support. The Company continues to experience customer demands for shorter delivery cycles. The Company increased its inventory levels in order to respond to this demand, which in turn, may increase the risk of obsolescence of its inventories.

The Company expects that international sales will continue to account for the majority of its net product sales for the foreseeable future. As a result, the Company is subject to the risks of doing business internationally, including unexpected changes in regulatory requirements, fluctuations in foreign currency exchange rates as recently experienced in Asia, imposition of tariffs and other barriers and restrictions, the burdens of complying with a variety of foreign laws and general economic and geopolitical conditions, including inflation and trade relationships. The Company will continue to be affected, for the foreseeable future, by the unstable economies in the Asia Pacific region. Further, it is not possible to determine the future effect a continuation of the economic crisis may have on the Company's liquidity and earnings. Related effects will be reported in the financial statements as they become known and estimable.

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

The Company has pursued, and will continue to pursue, growth opportunities through internal development and acquisitions of complementary business and technologies. Acquisitions may involve difficulties in the retention of personnel, diversion of management's attention, unexpected legal liabilities, and tax and accounting issues. There can be no assurance that the Company will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into its operations, or expand into new markets. Once integrated, acquired businesses may not achieve comparable levels of revenues, profitability, or productivity as the existing business of the Company, or otherwise perform as expected.

The Company's failure to manage its growth effectively and implement new computer systems could have a material adverse impact on the Company's business, financial condition and results of operations. The year 2000 issue exists because the Company's current computer programs, which process its operational and financial transactions, use only two digits to identify a year in the date fields. Such programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, these computer programs could fail or create erroneous results by or at the year 2000. The Company has purchased new computer programs to address this issue and intends to implement these applications during fiscal year 1999. There can be no assurances that the Company will not experience serious unanticipated negative consequences and material costs caused by addressing this issue.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used for operating activities in the first nine months of fiscal 1998 was $2.8 million, compared to $7.6 million provided by operating activities in the similar period of fiscal 1997. The use of cash in the first nine months of fiscal 1998 was primarily due to the increased level of accounts receivable and inventories and reduction of accrued liabilities. Accounts receivable increased primarily due to the higher sales activity. Inventory turnover improved during the first nine months of fiscal 1998 compared to the similar period of fiscal 1997, however, inventories increased as measured in dollars primarily as a result of the higher sales volume. Other accrued liabilities decreased primarily due to a decrease in customer deposits and the payments of annual profit sharing and bonus payments.

In May 1997, the Company completed the acquisition of Granger, Inc. for total consideration of $14.7 million and purchased a minority interest in Granger Associates, Ltd., a UK company, for $4.0 million. At December 31, 1997, other assets included the minority interest mentioned above and the excess of cost over net assets acquired (goodwill), net of accumulated amortization of $10.8 million related to the acquisition of Granger, Inc. Other changes to cash from investing activities during the first nine months of fiscal 1998 included the sale of some short-term investments to fund operations, and an increase in property plant and equipment of $10.1 million primarily due to purchases of additional test equipment as a result of the higher sales volume and purchases of equipment for the increased headcount. The Company expects the investment in plant and equipment to increase over the next year as it invests in a new manufacturing facility in Scotland and new computer applications for its internal processes.

At December 31, 1997, the Company's principal sources of liquidity consisted of $30.7 million in cash and cash equivalents and short-term investments and a revolving bank credit facility that provides up to $20.0 million in credit, of which $18.6 million was available. This credit facility expires in June 1998. The Company has requested and received approval to increase this facility to an aggregate of $25 million subject to satisfactory completion of required documentation.

The Company's line of credit requires the Company to meet certain financial covenants, including minimum liquidity, tangible net worth and profitability requirements. As of December 31, 1997, the Company was in compliance with the covenants.

The Company believes that the liquidity provided by existing cash balances, anticipated future cash flows from operations, and the Company's existing borrowing arrangements will be sufficient to meet both working capital and capital expenditure requirements for the next six months.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Company held a Special Meeting of Stockholders on November 5, 1997.

(b) At the Special Meeting of Stockholders, the following matters were voted upon:

     1. A proposal to amend Article IV of the Restated Certificate of Incorporation of the Company to (i) increase the total number of shares that the Company has authority to issue to 65,000,000 shares from 35,000,000 shares, (ii) increase the number of shares of Common Stock authorized for issuance by the Company to 60,000,000 from 30,000,000 shares, and (iii) remove references to Series A and Series B Preferred Stock.

                  Affirmative votes:       16,309,180
                  Negative votes:              81,088
                  Abstain:                     47,544
                  Non-votes:                  383,802

     2. A proposal to amend Article IV of the Restated Certificate of Incorporation of the Company to effect a two-for-one stock split of the Company's Common Stock.

                  Affirmative votes:       16,776,446
                  Negative votes:              12,800
                  Abstain:                     32,368
                  Non-votes:                        0


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     For a list of exhibits to this Form 10-Q, see exhibit index located on page 17.

(b)  Reports on Form 8-K.

     The Company did not file any reports on Form 8-K for the three-month period ended December 31, 1997.

                             SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              DIGITAL MICROWAVE CORPORATION


Date: February 12, 1998       By /s/  Carl A. Thomsen
                                 -----------------------
                                 Vice President, Chief Financial Officer and
                                 Secretary

                              EXHIBIT INDEX



                               DESCRIPTION


3.1 Amendment to Restated Certificate of Incorporation, dated as of November 5, 1997

3.2       Amendment to Bylaws, dated as of May 13, 1997

11.1      Statement Re: Computation of per share earnings

27.1      Financial data schedule