Form 10-K
period 1998-03-31
DIGITAL MICROWAVE CORP /DE/
filed 1998-06-29
CIK 812703

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                ----------------------
                                      FORM 10-K
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE FISCAL YEAR ENDED MARCH 31, 1998.

                                          OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _______ to ______.

                            Commission file number 0-15895

                            DIGITAL MICROWAVE CORPORATION
                (Exact Name of Registrant as Specified in Its Charter)

                DELAWARE                               77-0016028
        (State of Incorporation)          (I.R.S. Employer Identification No.)

     170 ROSE ORCHARD WAY, SAN JOSE,                      95134
               CALIFORNIA                              (Zip Code)
     (Address of Principal Executive
                Offices)

Registrant's telephone number, including area code:  (408) 943-0777

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

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. / /

     State the aggregate market value of the voting stock held by non-affiliates of Registrant (based on the last reported sale price of $7.00 per share on the Nasdaq National Market) as of June 24, 1998: Approximately $241,636,808.

     As of June 24, 1998, there were 46,685,992 shares of Common Stock, par value $0.01 per share, outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended March 31, 1998 are incorporated by reference into Parts I and II of this Form 10-K Report. With the exception of those portions which are incorporated by reference, the Registrant's Fiscal 1998 Annual Report is not deemed filed as part of this Report.

2. Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on August 4, 1998 are incorporated by reference into Part III of this Form 10-K Report.

                                  TABLE OF CONTENTS


                            DIGITAL MICROWAVE CORPORATION
                             1998 FORM 10-K ANNUAL REPORT

                                        PART I

Item 1    Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3
Item 2    Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17
Item 3    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17
Item 4    Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . .   17

                                                  PART II

Item 5    Market for Registrant's Common Equity and Related Stockholder Matters  . . . . . . . . . .   18
Item 6    Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18
Item 7    Management's Discussion and Analysis of Financial Condition and Results of Operations  . .   18
Item 8    Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . .   18
Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . .   18

                                                  PART III

Item 10   Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . .   19
Item 11   Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19
Item 12   Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . .   19
Item 13   Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . .   19

                                                  PART IV

Item 14   Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . . . . . . . . . . . .   20


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

INTRODUCTION

     Digital Microwave Corporation ("DMC" or the "Company") designs, manufactures and markets advanced wireless solutions for worldwide telephone network interconnection and access. The Company provides its customers with a broad product line, which contains products that operate using a variety of transmission frequencies, ranging from 0.3 GHz to 38 GHz, and a variety of transmission capacities, typically ranging from 64 Kilobits to DS-3 (45 Megabits per second). The Company's broad product line allows it to market and sell its products to service providers in many locations worldwide with varying interconnection and access requirements. DMC designs its products to meet the requirements of mobile communications networks and fixed access networks worldwide. The Company's products typically enable its customers to deploy and expand their wireless infrastructure and market their services rapidly to subscribers, so that service providers can realize a return on their investments in frequency allocation licenses and network equipment.

     In March 1998, the Company merged with MAS Technology Limited ("MAS"), a New Zealand company, which designs, manufactures, markets and supports digital microwave radio links for the worldwide telecommunications market. The complementary product lines and distribution channels of MAS broadened the range of wireless connection solutions that the Company offers to its customers worldwide.

     The Company believes that it is well-positioned to address worldwide market opportunities for wireless infrastructure suppliers. For example, there are substantial telecommunications infrastructures being built for the first time in many African, Asian and Latin American countries; infrastructures are being expanded in Europe; and PCS interconnect networks are being constructed in the United States. The Company believes that maintaining close proximity to its customers provides it with a competitive advantage in securing orders for its products and in servicing its customers. Local offices enable the Company to better understand the local issues and requirements of its customers and to address its customers' individual geographic, regulatory, and infrastructure requirements. As a result, the Company has developed a global sales, service and support organization, with offices in Europe, Africa, Asia, New Zealand, Australia, and the Americas. With its 33 sales or support offices in 25 countries, the Company can respond quickly to its customers' needs and provide prompt on-site technical support.

     The Company has sold over 95,000 radios, which have been installed in over 70 countries. The Company markets its products to service providers directly, as well as indirectly through its relationships with original equipment manufacturer ("OEM") base station suppliers, such as Motorola, Inc., Siemens AG, and Northern Telecom. Between April 1, 1997 and March 31, 1998, the Company had sold its products to a number of service providers, including Beijing Telecommunication Equipment Factory, Bell South, Microelectronics Technology, Mutiara Telecom and SMART Communications, Inc. in the Asia/Pacific region; IONICA, Jordan Mobile Telephone Services, and Telkom SA in Europe, the Middle East and Africa; and Sprint PCS and Winstar Wireless in the Americas.

INDUSTRY BACKGROUND

     In recent years, there has been increased worldwide demand for high performance mobile voice telephony, high speed data communications, fixed and mobile cellular communications, video broadcast services and paging services. This demand continues to increase due to: (i) changes in the regulatory environment in many countries; (ii) the rapid establishment of telecommunications infrastructures in many developing countries; (iii) technological advances, particularly in the wireless telecommunications market; and (iv) the deployment of private communications networks. Given their relatively low cost and ease of deployment, wireless solutions are attractive to new service providers establishing competing telecommunications services in developed countries and to telecommunications service providers in developing countries seeking to rapidly increase the availability and quality of telecommunications services. The upgrade and expansion of existing networks and the deployment of new networks, such as those for GSM, PCN, and PCS, are expected to continue to offer growth opportunities for wireless infrastructure suppliers. Wireless infrastructure suppliers address the requirements of both mobile communications networks and fixed access networks.

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

     For several applications, digital microwave transmission systems offer numerous advantages over competing transmission technologies, including lower cost of implementation and rapid deployment. Digital microwave systems can be deployed in a matter of weeks and typically require lower infrastructure investments and installation lead times than alternative transmission technologies. Digital microwave systems are especially advantageous where geographically dispersed customers or operations, environmental constraints, difficult terrain, or limited installation times render the installation and implementation of wireline networks impractical or too costly.

     The Company believes that as telecommunication requirements grow, digital microwave systems will continue to be used as transmission links to support a variety of existing and expanding communications networks and applications. In this regard, the Company believes that digital microwave systems will be used to address the connection requirements of the several markets and applications, including the infrastructure development market, cellular applications, private networks and wireless analog replacement applications.

THE DMC SOLUTION

     DMC designs, manufactures and markets advanced, wireless solutions for worldwide telephone network interconnection and access. The Company provides its customers with a broad product line, which contains products that operate using a variety of transmission frequencies, ranging from 0.3 GHz to 38 GHz, and a variety of transmission capacities, typically ranging from 64 Kilobits to DS-3 (45 Megabits per second), carrying voice, data and video signals. The Company's broad product line allows it to market and sell its products to service providers in many locations worldwide with varying interconnection and access requirements. The Company has sold more than 95,000 radios, which have been installed in over 70 countries. During the last two years, the Company has sold its products and provided services to over 300 customers.

     The Company has established offices worldwide, with locations in Europe, Africa, Asia, New Zealand, Australia, and the Americas. These offices enable the Company to understand the local issues and requirements of its customers and to address its customers' individual geographic, regulatory and infrastructure requirements. In addition, its global sales, service and support organization allows the Company to respond quickly to its customers' needs and to provide prompt on-site technical support.

     The Company believes that the use of standard design platforms for both hardware and software components in the development of its products enables the Company to more rapidly introduce and commercially ship new products and product enhancements to address changing market demands. The use of standard design platforms, flexible architectures and components, and software configurable features allows the Company to offer its customers high-performance products with a high degree of flexibility and functionality. Flexible architectures and components facilitate system scalability, allow customers to acquire additional features at a relatively low incremental cost, reduce the development time of new features, and facilitate the efficient customization of the Company's products. The use of standard design platforms also enables the Company to manufacture its products in a more cost-effective manner. The software features of many of the Company's product lines provide the Company's customers with a greater degree of flexibility in installing, operating and maintaining their networks.

     The Company certifies its products to comply with various standards, such as European Telecom Standards Institute ("ETSI") and International Telecommunications Union ("ITU") regulations, which allow the Company to market and sell its products in Europe and other locations worldwide. In addition, the Company's manufacturing facilities in San Jose, California and Wellington, New Zealand are certified to International Standards Organization ("ISO") 9001, a recognized international quality standard.

THE COMPANY'S STRATEGY

     The Company's strategy is to build on the strength of its current products, which offer point-to-point solutions, and its strong customer sales, service and support organization to become a leading provider of integrated wireless solutions. Key elements of DMC's strategy include:

     MAINTAIN A COMPREHENSIVE PRODUCT LINE. The Company anticipates that the requirements of its customers will continue to evolve as the telecommunications services market changes and expands. In this regard, since the Company's customers often do not know the exact frequency band and capacity needs of their networks at the time they are awarded franchises, DMC's broad product line provides them with the flexibility to respond to individual market needs, and to coordinate frequencies with existing infrastructure and other significant variables. The Company believes that the use of standard design platforms and flexible architectures for both hardware and software components in its products enables DMC to quickly introduce and commercially ship new products and product enhancements to address changing market demands. The Company intends to continue to expand its product line in response to the varying worldwide requirements of wireless networks.

     PURSUE WORLDWIDE MARKET OPPORTUNITIES. The Company believes that the deployment of new wireless telecommunications networks and the upgrade and expansion of existing networks provide it with many global market opportunities. In many emerging markets in Africa, Asia and Latin America, substantial telecommunications networks are being built for the first time; in Europe, infrastructures are being expanded; and, in the United States, PCS interconnect networks are being constructed. The Company intends to continue to pursue global market opportunities through its established worldwide sales, service and support organization, as well as through its relationships with OEM base station suppliers.

     ENHANCE GLOBAL SALES, SERVICE AND SUPPORT ORGANIZATION. The Company believes maintaining close proximity to its customers provides it with a competitive advantage in securing orders and servicing its customers. Local offices provide the Company with a better understanding of its customers' needs and enable the Company to respond to local issues and unique local requirements. As a result, DMC has developed a global sales, service and support organization, with offices in Europe, Africa, Asia, New Zealand, Australia, and the Americas. The Company intends to continue to provide its customers with direct sales, service and support from local offices.

     LEVERAGE DISTRIBUTION CHANNELS. The Company markets its products to service providers directly, as well as indirectly through its relationships with OEM base station suppliers, such as Motorola, Inc., Siemens AG, and Northern Telecom, as well as through its relationships with system integrators and private labelers. The Company also markets its products through independent agents and distributors in certain countries. The Company intends to leverage upon such relationships and its direct worldwide presence with service providers to expand its customer base and enhance its global presence.

     FOCUS ON BUSINESS EXPANSION INTO EMERGING APPLICATIONS. The Company believes that it can leverage its core technical competencies and its global sales, service and support organization to enter into emerging applications, including wireless local loop, wireless data transport, and alternative local telephone facilities access. The Company intends to migrate and expand its product line from a full point-to-point product line to offer multipoint distribution products with a broader range of traffic handling capacities to meet emerging market demands.

PRODUCTS

     The Company's principal product families include the SPECTRUM-TM- II, FibreNex-TM-, DMC Net-Registered Trademark- for
OpenView-Registered Trademark-, DXR-TM- 200, and DXR-TM- 100.

EXISTING PRODUCTS

     SPECTRUM II. The SPECTRUM II product family, introduced in July 1995, offers medium capacity ranging from T-1 (1.5 Mbps) to DS-3 (45 Mbps) products that operate at 7, 8, 13, 15, 18, 23, 26 and 38 GHz. The SPECTRUM II product line is smaller in size, less expensive and easier to install than previous products. In addition, significantly more functionality is available in the SPECTRUM II product line because of its enhanced software configurability which provides the Company's customers with greater flexibility and control.

     FIBRENEX. The FibreNex product solution, introduced in June 1997, consists of a compact add/drop multiplexer ("ADM"), SPECTRUM II radios, and the DMC Net for OpenView network management system. By using the FibreNex solution, telecos/PTTs, competitive access providers ("CAPs"), local exchange carriers and others can distribute voice, data, and video transport service of a 155 Mbps SONET/SDH communications network to multiple end users. Using the ADM, the service provider can tap into fiber infrastructures. The service provider then can apply microwave radios operating at various capacities and frequencies to provide wireless extensions of network capability into numerous different locations. The integrated network management system enables centralized monitoring of the entire network, including both fiber and radio elements.

     DMC NET FOR OPENVIEW. The latest generation solution, DMC Net for OpenView is a versatile, interoperable network management system based on the HP OpenView platform and is designed for use in small, medium, and large telecommunications networks. Using Simple Network Management Protocol ("SNMP"), DMC Net for OpenView provides customers with an increased ability to manage the hardware of multiple vendors from a common management platform.
 Centralized management and control allows for the early warning of fault conditions and the rapid diagnosis of problems, which reduce downtime and lower the cost of maintenance. DMC Net for OpenView, which is supported on Windows NT and will be supported UNIX systems, succeeds standalone network element managers sold previously under the DMC Net name.

     DXR 200. First shipped in 1994, the DXR 200 product line provides an integrated, modular, linking solution for a wide variety of communications systems in markets with low to medium capacity transmission requirements. The DXR 200's integrated modular design allows it to support over 2,000 different configurations, which can incorporate multiple features in the unit to accommodate the differing communications needs of the Company's customers, overcome difficult radio frequency environments, accommodate multiple data speeds and support multiple communication protocols. The DXR 200 can operate on every frequency band from 64 Kbps to 2.7 GHz.

     DXR 100. First shipped in 1996, the DXR 100 product line is designed to address medium and long haul, trunking applications and capacities higher than those addressed by the DXR 200. The DXR 100 supports these higher capacity environments using spectrum efficient transmission techniques such as QPSK or QAM modulation and low error rate technologies such as forward error correction and adaptive equalization. The DXR 100 provides low to medium capacity links for cellular applications, basic telephony transmission and customer access applications, particularly in urban areas. The DXR 100 supports a variety of data rates with high spectrum efficiencies and maintains signal reception in harsh or difficult radio frequency environments.

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

CUSTOMERS

     The Company markets its products to customers in the telecommunications industry worldwide. The Company's customers include service providers, which incorporate the Company's products into their telecommunications networks to deliver services directly to consumers, and OEMs, which provide and install integrated systems to service providers. The following is a representative list of customers to which the Company has shipped its products for the period from April 1, 1997 to March 31, 1998:

--------------------------------------------------------------------------------
 SERVICE PROVIDERS
--------------------------------------------------------------------------------
 AMERICAS
      Baja Celular Mexicana SA de CV     Telcel
      IMPSAT S.A.                        Winstar Wireless
      Sprint PCS
--------------------------------------------------------------------------------
 EUROPE/MIDDLE EAST/AFRICA
      Comviq GSM AB                      Polska Telefonia Komorkowa
      E-Plus Mobilfunk GmbH              Tele Greenland
      Eskom, South Africa                Telkom SA, South Africa
      IONICA                             UAB Omnitel
      Jordan Mobile Telephone Services   Zimbabwe Post and Telecommunications
      Panafon SA                            Corporation
--------------------------------------------------------------------------------
 ASIA/PACIFIC
      Beijing  Telecommunication         Sapura PCN
       Equipment Factory                 SMART Communications, Inc.
      BellSouth, New Zealand             Star Digitel Limited
      Dhiraaga Maldives                  Sterling Cellular Ltd.
      Microelectronics Technology, Inc.  Zhejiang Unicom
      Mutiara Telecom
--------------------------------------------------------------------------------
 OEMs
--------------------------------------------------------------------------------
      Motorola Inc.                      Siemens AG
      Northern Telecom
--------------------------------------------------------------------------------

     Although the Company has a large customer base, during any given quarter, a small number of customers account for a significant portion of the Company's net sales. In certain circumstances, the Company sells its products to service providers through OEMs, which provide the service providers with access to financing and the Company, in some instances, with protection from fluctuations in foreign currency exchange rates. During Fiscal 1998, 1997 and 1996, Siemens AG accounted for 5%, 12%, and 19%, respectively, of the Company's net sales. At March 31, 1998, five customers collectively accounted for approximately 21% of the Company's $83.2 million backlog. While management considers the Company's relationships with each of its major customers to be good, there can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue to be at levels of previous periods, or that the Company will be able to obtain orders from new customers. The Company's customers typically are not contractually obligated to purchase any quantity of products in a particular period and product sales to major customers have varied widely from period to period. The loss of any existing customer, a significant reduction in the level of sales to any existing customer, or the failure of the Company to gain additional customers could have a material adverse effect on the Company's business,
financial condition and results of operations.   See "Factors That May Affect
Future Financial Results."

SALES, MARKETING AND SERVICE

     The Company believes that a direct and continuing relationship with service providers is a competitive advantage in attracting new customers and satisfying existing ones. As a result, the Company offers its products and services principally through its own sales, service and support organization, which allows the Company to closely monitor the needs of its customers. The Company has offices in the United States, New Zealand, Australia, Canada, the United Kingdom, Germany, Jordan, Mexico, Colombia, India, China, Singapore, Argentina, Brazil, Greece, Indonesia, Malaysia, Russia, Sweden, Denmark, South Africa, Zimbabwe, Botswana, and the Philippines. The Company's local offices provide it with a better understanding of its customers' needs and enable the Company to respond to local issues and unique local requirements.

     The Company has informal relationships with OEM base station suppliers. Such relationships increase the Company's ability to pursue the limited number of major contract awards each year. In addition, such relationships provide the Company's customers with easier access to financing and to integrated system providers with a variety of equipment and service capabilities. There can be no assurance that the Company will continue to be able to maintain and develop such relationships or, that if such relationships are developed, they will be successful. In selected countries, the Company also markets its products through independent agents and distributors, as well as system integrators and brand labelers.

     As of March 31, 1998, the Company employed approximately 460 people in its sales, service and support organization, approximately 60% of whom primarily support sales outside the United States. Sales personnel are highly trained to provide the customer with assistance in selecting and configuring a digital microwave system suitable for the customer's particular needs. The Company's customer service and support personnel provide customers with training, installation, service and maintenance of the Company's systems under contract. The Company generally offers a standard two-year warranty for all customers on all of the Company's products other than the DXR 200 and DXR 700 product lines, for which there is generally a standard one-year warranty for all customers. The Company provides warranty and post-warranty services from its manufacturing locations in the United States, the United Kingdom and New Zealand and its service centers in Mexico, Brazil, the Philippines and Canada.

RESEARCH AND DEVELOPMENT

     The Company believes that its ability to enhance its current products, develop and introduce new products on a timely basis, maintain technological competitiveness and meet customer requirements is essential to the Company's continued success. Accordingly, the Company allocates, and intends to continue to allocate, a significant portion of its resources to research and development efforts. During Fiscal 1998, Fiscal 1997, and Fiscal 1996, the Company invested $19.9 million, $13.2 million, and $12.9 million, respectively, on research and development which represents 6.4%, 6.3%, and 7.5%, respectively, of net sales. The Company expects research and development expenses to increase in Fiscal 1999. As of March 31, 1998, the Company employed approximately 172 people in its research and development organization.

     The market for the Company's products is characterized by rapidly changing technologies and evolving industry standards. Accordingly, the Company's future performance depends on a number of factors, including its ability to identify emerging technological trends in its target markets, to develop and to maintain competitive products, to enhance its products by adding innovative features that differentiate its products from those of its competitors and to manufacture and to bring products to market quickly at cost-effective prices. The Company believes that the use of flexible architectures and components assists in the rapid deployment of new products and enhancements to satisfy customer, industry and market needs. The Company believes that to remain competitive in the future it will need to continue to develop new products, which will require the investment of significant financial resources in product development. There can be no assurance, however, that the Company will successfully complete the development of any future products, that such products will achieve market acceptance or that such products will be capable of being manufactured at competitive prices in sufficient volumes. In the event that such products are not developed in a timely manner, do not gain market acceptance or are not manufacturable at competitive prices, the Company's business, financial condition and results of operations could be materially adversely affected.

MANUFACTURING AND SUPPLIERS

     The Company's manufacturing operations consist primarily of final assembly, customer software configuration, test and quality control of materials and components. The manufacturing process consists primarily of materials management, extensive unit and environmental testing of components and subassemblies at each stage of the manufacturing process, final assembly of the terminals, and prior to shipment, quality assurance testing and inspection of all products. The Company has three manufacturing facilities, which presently are located in San Jose, California, Wellington, New Zealand and East Kilbride, Scotland. The Company recently purchased a manufacturing facility in Hamilton, Scotland and intends to sell the East Kilbride building. The Company's manufacturing operations in San Jose, California and Wellington, New Zealand are certified to ISO 9001, a recognized international quality standard. The manufacturing facility in Wellington, New Zealand is also certified to ISO 14001, an internationally-recognized environmental quality standard. As of March 31, 1998, the Company maintained a staff of 380 manufacturing personnel.

     The Company's manufacturing operations are highly dependent upon the delivery of materials and components by outside suppliers in a timely manner. In addition, the Company depends in part upon subcontractors to assemble major components and subassemblies used in its products in a timely and satisfactory manner. The Company does not generally enter into long-term or volume purchase agreements with any of its suppliers, and no assurance can be given that such materials, components and subsystems will be available in the quantities required by the Company, if at all. The inability of the Company to develop alternative sources of supply quickly and on a cost-effective basis could materially impair the Company's ability to manufacture and deliver its products in a timely manner. There can be no assurance that the Company will not experience material supply problems or component or subsystem delays in the future.

     From time to time, the Company has experienced delays and other supply problems with vendors, but such delays and other problems have not had a significant impact on the Company's results of operations. To reduce any future problems associated with delays, the Company has contracted for component and subassembly parts from additional sources. The Company and its key suppliers maintain a high level of communication at all levels of their respective management to ensure that production requirements and constraints are taken into account in each of their respective production plans.

BACKLOG

     The Company's backlog at March 31, 1998 was $83.2 million, as compared with $98 million at March 31, 1997. The Company only includes orders scheduled for delivery within 12 months in its backlog. Product orders in the Company's current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period because of the timing of orders, delivery intervals, customer and product mix, and the possibility of changes in delivery schedules and additions or cancellations of orders.

COMPETITION

     The microwave interconnection and access business is a specialized segment of the wireless telecommunications industry and is extremely competitive. The Company expects such competition to increase in the future. Several established and emerging companies offer a variety of microwave, fiber optic, and other connectivity products for applications similar to those of the Company's products. Many of the Company's competitors have more extensive engineering, manufacturing and marketing capabilities and substantially greater financial, technical and personnel resources than the Company. In addition, many of the Company's competitors have greater name recognition, a larger installed base of products and longer-standing customer relationships. The Company considers its primary competitors to be L.M. Ericsson, Northern Telecom, Siemens AG, P-COM, Inc., and the Farinon Division of Harris Corporation. In addition, other existing competitors include Alcatel, Nokia, Innova, SIAE, NEC, and NERA. Both Northern Telecom and Siemens AG have product lines that compete with those of the Company, and are also OEMs through which the Company markets and sells its products. Some of the Company's largest customers could develop the capability to manufacture products similar to those manufactured by the Company. Existing and potential competition in the industry has resulted in, and will continue to result in, significant price competition. The Company believes that competition in its markets is based primarily on price, quality, availability, customer service and support, breadth of product line, product performance and features, rapid delivery, reliability, timing of new product introductions by the Company, its customers and its competitors, and the ability of its customers to obtain financing. The Company's future success will depend upon its ability to address the increasingly sophisticated needs of its customers by enhancing its current products, by developing and introducing new products in a timely manner that keep pace with technological developments and emerging wireless telecommunications services, and by providing such products at competitive prices. There can be no assurance that the Company will have the financial resources, technical expertise, or marketing, sales, distribution, and customer service and support capabilities to compete successfully. See "Factors That May Affect Future Financial Results."

GOVERNMENT REGULATION

     Radio communications are subject to regulation by United States and foreign laws and international treaties. The Company's equipment must conform to international requirements established to avoid interference among users of microwave frequencies and to permit interconnection of telecommunication equipment. The Company has complied with such rules and regulations with respect to its existing products. Any delays in compliance with respect to future products could delay the introduction of such products. In addition, radio transmission is subject to regulation by foreign laws and international treaties. Equipment to support these services can be marketed only if permitted by suitable frequency allocations and regulations. Failure by the regulatory authorities to allocate suitable frequency spectrum could have a material adverse effect on the Company's business, financial condition and results of operations.

     The regulatory environment in which the Company operates is subject to change. Regulatory changes, which are affected by political, economic and technical factors, could significantly impact the Company's operations by restricting development efforts by the Company and its customers, making current systems obsolete or increasing the opportunity for additional competition. Any such regulatory changes could have a material adverse effect on the Company's business, financial condition and results of operations. The Company might deem it necessary or advisable to modify its systems to operate in compliance with such regulations. Such modifications could be extremely expensive and time-consuming to complete.

INTELLECTUAL PROPERTY

     The Company's ability to compete will depend, in part, on its ability to obtain and enforce intellectual property protection for its technology in the United States and internationally. The Company relies upon a combination of trade secrets, trademarks, copyrights, patents and contractual rights to protect its intellectual property. For example, the Company presently has two patents covering its products. In addition, the Company enters into confidentiality and invention assignment agreements with its employees, and enters into non-disclosure agreements with its suppliers and appropriate customers so as to limit access to and disclosure of its proprietary information. There can be no assurance that any steps taken by the Company will be adequate to deter misappropriation or impede independent third party development of similar technologies. In the event that such intellectual property arrangements are insufficient, the Company's business, financial condition and results of operations could be materially adversely affected. Moreover, there can be no assurance that the protection provided to the Company's intellectual property by the laws and courts of foreign nations will be substantially similar to the remedies available under United States law or that third parties will not assert infringement claims against the Company.

     While the Company's ability to compete may be affected by its ability to protect its intellectual property, the Company believes that, because of the rapid pace of technological change in the wireless telecommunications industry, its innovative skills, technical expertise and ability to introduce new products on a timely basis will be more important in maintaining its competitive position than protection of its intellectual property. Trade secret, trademark, copyright and patent protections are important but must be supported by other factors such as the expanding knowledge, ability and experience of the Company's personnel, new product introductions and product enhancements. Although the Company continues to implement protective measures and intends to defend vigorously its intellectual property rights, there can be no assurance that these measures will be successful.

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

LITIGATION

     The Company may be a defendant at any time in various suits and is subject to various claims that arise in the normal course of business. In the opinion of management, the ultimate disposition of these proceedings will not have a material adverse effect on the consolidated financial position, liquidity or results of operations of the Company.

EMPLOYEES

     As of March 31, 1998, the Company employed 1,147 full-time and temporary employees. None of the Company's employees is represented by a collective bargaining agreement. The Company's future performance will depend in large measure on its ability to attract and retain highly skilled employees. Competition for such personnel is intense and there can be no assurance that the Company will be successful in attracting and retaining highly skilled employees. The Company has never experienced a work stoppage and believes its relationship with its employees to be good.

EXECUTIVE OFFICERS OF DMC

     The current executive officers of the Company are as follows:


              NAME                     AGE                         POSITION
              ----                     ---                         --------
       Charles D. Kissner              51      Chairman of the Board and Chief Executive Officer
       Sam Smookler                    58      President and Chief Operating Officer
       Frank Carretta, Jr.             53      Senior Vice President, Worldwide Sales, Service and Marketing
       Jack Hillson                    47      Senior Vice President and General Manager, Operations
       John C. Brandt                  41      Corporate Controller
       Carol A. Goudey                 50      Treasurer and Assistant Secretary
       Timothy R. Hansen               37      Vice President, New Business Development
       Paul A. Kennard                 47      Vice President, Engineering
       Shaun McFall                    37      Vice President, Corporate Marketing
       John P. O'Neil                  60      Vice President, Personnel
       Carl A. Thomsen                 53      Vice President, Chief Financial Officer and Secretary


     Mr. Charles D. Kissner joined the Company as President, Chief Executive Officer and was elected Director of the Company in July 1995 and Chairman of the Board in August 1996. He currently serves as Chairman of the Board and Chief Executive Officer of the Company. Prior to joining the Company, he served as Vice President and General Manager of the Microelectronics Division of
M/A-COM, Inc. ("M/A-COM"), a manufacturer of radio and microwave communication products, from July 1993 to July 1995. From February 1990 to July 1993,
Mr. Kissner served as President, Chief Executive Officer, and a Director of Aristacom International, Inc., a communications software company. Mr. Kissner currently is a director of Quickturn Design Systems, Inc., a provider of design emulation systems, Spectrian, Inc., a supplier of linear high power amplifiers for wireless communications, and American Medical Flight Support, Inc., a non-profit medical transportation company.

     Mr. Sam Smookler joined the Company as President and Chief Operating Officer in January 1998. Prior to joining the Company, he served as President and Chief Operating Officer of Signal Technology Corporation, a manufacturer of electronic components and subsystems, from September 1997 to January 1998, and as President of East Coast Operations from February 1997 to September 1997. Prior to such time he served as Vice President and General Manager of the Interconnection Products Division of Augat Corporation, a manufacturer of telecommunications connection products, from November 1994 to February 1997. From February 1992 to October 1994, he served as General Manager of a division of M/A-COM. In addition, Mr. Smookler served as Group Vice President of Sipex Corporation, a manufacturer of hybrid semiconductors from 1986 to January 1992.

     Mr. Frank Carretta, Jr. joined the Company as Vice President, Worldwide Sales and Service in October 1995 and was appointed Senior Vice President, Worldwide Sales, Service and Marketing in November 1996. Prior to joining DMC, Mr. Carretta served as Area Sales Director of M/A-COM from July 1992 to September 1995. From 1988 to June 1992, Mr. Carretta was Vice President of Ward Davis Associates, a manufacturers' representative company selling electronic test instrumentation and software development tools.

     Mr. Jack Hillson was appointed Senior Vice President and General Manager, Operations of the Company in November 1996. He previously served as Vice President and General Manager, QUANTUM/Magnum Division of the Company from December 1995 to November 1996. Prior to joining DMC, Mr. Hillson was with M/A-COM for eleven years, serving in various technical and management positions with the Semiconductor and Microelectronics Divisions. Most recently, Mr. Hillson served as the Director of Operations for M/A-COM's Power Hybrids Division, which manufactures transistors and amplifier modules for the wireless communications market.

     Mr. John C. Brandt joined the Company as Controller in June 1997. Prior to joining the Company, Mr. Brandt was employed with Honeywell-Measurex, a manufacturer of control systems, from 1981 to June 1997, where he served in a variety of financial positions, and most recently served as Operations Controller from 1988 to June 1997.

     Ms. Carol A. Goudey joined the Company as Treasurer in April 1996 and was additionally appointed Assistant Secretary in May 1996. Prior to joining DMC, she served as Acting Treasurer of California Micro Devices Corporation, a manufacturer of semiconductor devices, since 1994. Ms. Goudey has also previously held the position of Corporate Treasurer at both
Ungermann-Bass, Inc., a network systems company, from 1985 to 1989, and System Industries, Inc., a computer peripheral company, from 1984 to 1985.

     Mr. Timothy R. Hansen has served as Vice President, New Business Development of the Company since August 1996. He previously served as Vice President and General Manager, SPECTRUM Division of the Company from
February 1995 to August 1996, and as Vice President and Program Manager of the SPECTRUM product line. He joined the Company in August 1984 as product manager, and has held management positions in marketing, planning, sales and order management.

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

FACTORS THAT MAY AFFECT FUTURE FINANCIAL RESULTS

     The statements in the Annual Report to Stockholders and this Form 10-K concerning the Company's future products, expenses, revenues, gross margins, liquidity, and cash needs, as well as the Company's plans and strategies, contain forward-looking statements concerning the Company's future operations and financial results. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Numerous factors could cause actual results to differ materially from those described in these statements. In particular, the Company's results can vary due to economic and competitive conditions, the volume and timing of product orders received and delivered during the quarter, product margins, the ability of the Company and its key suppliers to respond to changes made by customers in their orders, and the timing of new product introductions by the Company and its competitors. The Company's results may also vary significantly depending on other factors, including the mix of products sold; the cost and availability of components and subsystems; relative prices of the Company's products; adoption of new technologies and industry standards; competition; fluctuations in foreign currency exchange rates; regulatory developments; and general economic conditions. Furthermore, the Company's backlog may not be representative of actual sales for any succeeding period because of the timing of orders, delivery intervals, customer and product mix, and the possibility of changes in delivery schedules and additions or cancellation of orders. Prospective investors and stockholders should carefully consider the factors discussed above and set forth below in evaluating these forward-looking statements.

     The quarterly operating results of the Company can vary significantly depending on several factors, any of which could have a material adverse effect on the Company's business, financial condition or results of operations. In particular, the Company's quarterly results of operations can vary due to the volume and timing of product orders received and delivered during the quarter, the ability of the Company and its key suppliers to respond to changes made by customers in their orders, and the timing of new product introductions by the Company and its competitors. The quarterly operating results also may vary significantly depending on other factors, including the mix of products sold, the cost and availability of components and subsystems, relative prices of the Company's products, adoption of new technologies and industry standards, competition, fluctuations in foreign currency exchange rates, regulatory developments, and general economic conditions.

     Manufacturers of digital microwave telecommunications equipment are experiencing, and are likely to continue to experience, intense price pressure, which has resulted, and is expected to continue to result, in downward pricing pressure on the Company's products. As a result, the Company has experienced, and expects to continue to experience, declining average sales prices for its products. The Company's future profitability is dependent upon its ability to improve manufacturing efficiencies, reduce material costs of products, and to continue to introduce new products and product enhancements. Any inability of the Company to respond to increased price competition would have a material adverse effect on the Company's business, financial condition and results of operations.

     The markets for the Company's products are extremely competitive, and the Company expects that competition will increase. The Company's existing and potential competitors include established and emerging companies, such as L.M. Ericsson, Northern Telecom, Siemens AG, Farinon Division of Harris Corporation, P-COM, Alcatel, Nokia, Innova, NERA, NEC, and SIAE, many of which have more extensive engineering, manufacturing and marketing capabilities and significantly greater financial, technical, and personnel resources than the Company. The Company believes that its ability to compete successfully will depend on a number of factors both within and outside its control, including price, quality, availability, customer service and support, breadth of product line, product performance and features, rapid delivery, reliability, timing of new product introductions by the Company, its customers and its competitors, and the ability of its customers to obtain financing. The Company continues to experience customer demands for shorter delivery cycles. The Company increased its inventory levels in order to respond to this demand which, in turn, may increase the risk of obsolescence of its inventories. There can be no assurance that the Company will have the financial resources, technical expertise, or marketing, sales, distribution, and customer service and support capabilities to compete successfully.

     The Company expects that international sales will continue to account for the majority of its net product sales for the foreseeable future. As a result, the Company is subject to the risks of doing business internationally, including unexpected changes in regulatory requirements; fluctuations in foreign currency exchange rates; imposition of tariffs and other barriers and restrictions; the burdens of complying with a variety of foreign laws; and general economic and geopolitical conditions, including inflation and trade relationships. In addition, recent events in Asia, including depreciation of certain Asian currencies, failures of financial institutions, stock market declines, and reduction in planned capital investment at key enterprises, may continue to adversely impact the Company's revenues in Asian markets. There can be no assurance that currency fluctuations, changes in the rate of inflation or any of the aforementioned factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company has pursued, and will continue to pursue, growth opportunities through internal development and acquisitions of complementary businesses and technologies. Acquisitions may involve difficulties in the retention of personnel, diversion of management's attention, unexpected legal liabilities, and tax and accounting issues. There can be no assurance that the Company will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into its operations, or expand into new markets. Once integrated, acquired businesses may not achieve comparable levels of revenues, profitability, or productivity as the existing business of the Company or otherwise perform as expected. The Company's failure to manage its growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The Year 2000 problem is concerned with whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 problem is pervasive and complex, as virtually every company's computer operation will be affected in some way. The Company's computer programs, which process its operational and financial transactions, were designed and developed without considering the impact of the upcoming change in century. If not corrected, the Company's computer programs could fail or create erroneous results by or at the year 2000. The Company has purchased new computer programs to address this issue and intends to implement these applications during Fiscal 1999. The Company is contacting its primary suppliers and subcontractors to determine that they are developing plans to address processing transactions in the year 2000 and to monitor their progress toward Year 2000 capability. The Company believes that it will expend approximately $0.5 million for investigating and remedying issues related to Year 2000 compliance involving its internal operations. Management believes that the Year 2000 compliance expenses will not have a material adverse effect on the Company's earnings. However, there can be no assurance that Year 2000 problems will not occur with respect to the Company's computer systems. The Year 2000 problem may impact other entities with which the Company transacts business, and the Company cannot predict the effect of the Year 2000 problem on such entities.

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

ITEM 2.  PROPERTIES

     The Company's corporate offices and principal research, development and manufacturing facilities are located in San Jose, California in five leased buildings aggregating approximately 230,000 square feet. The Company owns 20,000 square feet of office and manufacturing space in East Kilbride, Scotland, 1,500 square feet of which has been sublet until the year 2004. The Company recently purchased 32,000 square feet of office and manufacturing space in Hamilton, Scotland and intends to sell the East Kilbride building. The Company also leases 17,000 square feet in Coventry, England and 45,000 square feet in Wellington, New Zealand. The Company leases approximately 45,000 aggregate square feet of sales and customer service and support offices. The Company believes these facilities are adequate to meet its anticipated needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     See "Business -- Litigation" under Item 1 of this Form 10-K and Note 4 of "Notes to Consolidated Financial Statements" incorporated herein by reference from the Company's 1998 Annual Report to Stockholders.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The Company held a Special Meeting of Stockholders on March 23, 1998.

          (b) At the Special Meeting of Stockholders, the following matters were voted upon:

          1. A proposal to approve the issuance of shares of the Company's Common Stock pursuant to an Agreement and Plan of Reorganization and Amalgamation, dated as of December 22, 1997, by and among the Company, South Amalgamation Sub Ltd. and MAS Technology Limited.

                    Affirmative votes:       27,735,229
                    Negative votes:              91,879
                    Abstain:                     78,142
                    Non-votes:                7,264,457

          2. A proposal to approve an amendment to the Restated Certificate of Incorporation of the Company to (a) increase the total number of shares that the Company has authority to issue from 65,000,000 to 100,000,000 shares and (b) increase the number of authorized shares of the Company's Common Stock from 60,000,000 to 95,000,000 shares.

                    Affirmative votes:       34,439,390
                    Negative votes:             676,020
                    Abstain                      54,297
                    Non-votes                         0

          3. A proposal to approve the adoption of an amendment to the Company's 1994 Stock Incentive Plan to increase the number of shares of the Company's Common Stock authorized for issuance thereunder from 4,666,660 shares to 7,166,660 shares.

                    Affirmative votes:       15,956,945
                    Negative votes:          11,696,404
                    Abstain                     251,901
                    Non-votes                 7,264,457

                                       PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The section appearing on the inside front cover of the Company's 1998 Annual Report to Stockholders relating to prices of the Company's Common Stock is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The section labeled "Selected Consolidated Financial Data" appearing on page 15 of the Company's 1998 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 11 through 15 of the Company's 1998 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and supplementary data, and related notes and Report of Independent Public Accountants appearing on pages 16 through 29 of the Company's 1998 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                       PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning directors and executive officers under the caption "Election of Directors," "Board Meetings and Committees," "Security Ownership of Certain Beneficial Owners and Management" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on August 4, 1998 (the "Proxy Statement"), is incorporated herein by reference. In addition, see the discussion under the caption "Business -- Employees -- Executive Officers" under
Item 1 of this Form 10-K.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See "Business -- Manufacturing and Suppliers" under Item 1 of this Form 10-K and Note 4 of "Notes to Consolidated Financial Statements" of the Company's 1998 Annual Report to Stockholders incorporated herein by reference.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A)  1.   FINANCIAL STATEMENTS

          The following consolidated financial statements are contained in the Company's 1998 Annual Report to Stockholders and are incorporated herein by reference pursuant to Item 8:

               1.   Consolidated Balance Sheets as of March 31, 1998 and 1997.

               2. Consolidated Statements of Operations for each of the three years in the period ended March 31, 1998.

               3. Consolidated Statements of Stockholders' Equity for each of the three years in the period ended March 31, 1998.

               4. Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 1998.

               5.   Notes to Consolidated Financial Statements.

               6.   Report of Independent Public Accountants.


          2.   FINANCIAL STATEMENT SCHEDULES

          The following consolidated financial statement schedule for each of the three years in the period ended March 31, 1998 is submitted herewith:

               II   Valuation and Qualifying Accounts and Reserves.

          Schedules not listed above have been omitted because they are not applicable or required, or information required to be set forth therein is included in the Consolidated Financial Statements, including the Notes thereto, incorporated herein by reference.

          3.   EXHIBITS

               The Exhibit Index begins on Page 25 hereof.

          (B) There were no reports on Form 8-K filed by the Registrant during the quarter ended March 31, 1998.

          (C)  See Item 14 (a) 3 above.

          (D)  See Item 14 (a) 2 above.

                                      SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     June 29, 1998.

DIGITAL MICROWAVE CORPORATION

BY:        /S/ CHARLES D. KISSNER
     ------------------------------
     Charles D. Kissner
     CHAIRMAN OF THE BOARD AND
     CHIEF EXECUTIVE OFFICER

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

 SIGNATURES                      SIGNING CAPACITY                DATE
 ----------                      ----------------                ----
 /s/  CHARLES D. KISSNER         Chairman of the Board and       June 29, 1998
------------------------------   Chief Executive Officer
      Charles D. Kissner

 /s/  CARL A. THOMSEN            Vice President, Chief           June 29, 1998
------------------------------   Financial Officer & Secretary
      Carl A. Thomsen            (Principal Financial and
                                 Accounting Officer)

 /s/  RICHARD C. ALBERDING       Director                        June 29, 1998
------------------------------
      Richard C. Alberding

 /s/  JOHN W. COMBS              Director                        June 29, 1998
------------------------------
      John W. Combs

 /s/  CLIFFORD H. HIGGERSON      Director                        June 29, 1998
------------------------------
      Clifford H. Higgerson

 /s/  JAMES D. MEINDL            Director                        June 29, 1998
------------------------------
      James D. Meindl

 /s/  BILLY B. OLIVER            Director                        June 29, 1998
------------------------------
      Billy B. Oliver

 /s/  HOWARD ORINGER             Director                        June 29, 1998
------------------------------
      Howard Oringer


                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To Digital Microwave Corporation:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Digital Microwave Corporation's Annual Report incorporated by reference in this Form 10-K, and have issued our report thereon dated April 21, 1998. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in item 14a(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                                       /s/ ARTHUR ANDERSEN LLP


San Jose, California
April 21, 1998

                                     SCHEDULE II


DIGITAL MICROWAVE CORPORATION
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES



(IN THOUSANDS)
---------------------------------------------------------------------------------------
                                  BALANCE AT     CHARGED TO       BALANCE       BALANCE
                                 BEGINNING OF     COSTS AND      DEDUCTIONS/    AT END
DESCRIPTION                         YEAR          EXPENSES       WRITE-OFF      OF YEAR
---------------------------------------------------------------------------------------
Year Ended March 31, 1998

     Allowance for
        doubtful accounts          $3,362         $  356         $(77)(A)       $3,795


Year Ended March 31, 1997

     Allowance for
        doubtful accounts          $1,373         $1,400         $(589)(A)      $3,362


Year Ended March 31, 1996

     Allowance for
        doubtful accounts          $1,413         $  580         $ 620          $1,373


(A) Net of transfers from other reserve accounts.

                                    EXHIBIT INDEX

EXHIBIT
NUMBER    DESCRIPTION

2.1 Agreement and Plan of Reorganization and Amalgamation, dated December 22, 1997, among the Company, South Amalgamation Sub Ltd. and MAS (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4 (File No. 333-45053)).

3.1       Restated Certificate of Incorporation, as amended as of March 24,
          1998.

3.2       Amended and Restated Bylaws, dated as of March 24, 1998.

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

10.4 Lease of premises located at 170 Rose Orchard Way, San Jose, California (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended March 31, 1991).

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

10.10* Product Acquisition Agreement dated as of September 23, 1992 between the Company and Microelectronics Technology, Inc. (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended March 31, 1993).

10.11* Product Acquisition Agreement dated as of December 28, 1992 between the Company and Microelectronics Technology, Inc. (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended March 31, 1993).

10.12* Teaming Agreement dated as of November 16, 1993 between the Company and Siemens AG (including the Supply Agreement dated November 16, 1993 between Siemens AG and E-Plus Mobilfunk GmbH) (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended March 31, 1994).

10.13 Agreement on Exchange of Interim Equipment dated October 27, 1994 (incorporated by reference the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994).

10.14 Digital Microwave Corporation 1994 Stock Incentive Plan, as amended and restated (incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on August 4, 1998).

10.15     Employment Agreement dated May 1, 1996 between the Company and Charles
          D. Kissner (incorporated by reference to Exhibit 10.36 of the Company's Annual Report on Form 10-K for the year ended March 31,
          1996).

10.16 Form of Employment Agreement between the Company and certain executive officers (incorporated by reference to Exhibit 10.38 of the Company's Annual Report on Form 10-K for the year ended March 31, 1996).

10.17 Amendment to Loan Agreement dated June 24, 1996 between the Company and the CoastFed Business Credit Corporation (incorporated by reference to Exhibit 10.38 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

10.18 Amendment to Loan Agreement effective as of June 25, 1996 between the Company and the CoastFed Business Credit Corporation (incorporated by reference to Exhibit 10.39 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

10.19 Form of Employment Agreement between the Company and certain executive officers (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended March 31, 1997).

10.20 Credit Agreement, dated as of June 30, 1997, by and between the Company and Bank of America National Trust and Savings Association (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

10.21 Lease, dated April 5, 1995, by and between Metropolitan Life Insurance Company and Digital Microwave Corporation, relating to 180 Rose Orchard Way, San Jose, California (incorporated by reference to
          Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

10.22 Sublease Agreement, dated August 29, 1997, by and between Wyse Technology Inc., Digital Microwave Corporation and Wyse Technology Investments, Inc., relating to 3745 North First Street, San Jose, California.

10.23* Purchase Agreement, dated January 15, 1998, between the Company and Microelectronics Technology, Inc.

10.24* Purchase Agreement, dated January 15, 1998, between the Company and REMEC, Inc.

10.25* Business Agreement, dated January 26, 1998, between the Company and Microelectronics Technology, Inc.

13.1 Portions of 1998 Annual Report to Stockholders incorporated herein by reference.

21.1      List of subsidiaries.

23.1 Consent of Independent Public Accountants (included on page 28 of this Annual Report on Form 10-K).

24.1      Power of Attorney (included on page 22 of this Annual Report on Form
          10-K).

27.1      Financial Data Schedule for the fiscal year ended March 31, 1998.

27.2      Restated Financial Data Schedule for the fiscal year ended March 31,
          1997.

27.3      Restated Financial Data Schedule for the fiscal year ended March 31,
          1996.

   * Confidential treatment of certain portions of this exhibit has been requested.

                      CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



     As independent public accountants, we hereby consent to the incorporation of our reports included (or incorporated by reference) in this Form 10-K into the Company's previously filed Registration Statements (File Nos. 33-16539, 33-37173, 33-43155, 33-85270, 33-94438, 333-00855, 333-11385,
     333-11387, 333-11389, 333-25953, 333-48533, 333-48535 and 333-46867) on
     Form S-8.


                                                       /s/  ARTHUR ANDERSEN LLP


San Jose, California
June 26, 1998