Form 10-K/A
period 1998-07-04
DIGITAL MICROWAVE CORP /DE/
filed 1998-07-20
CIK 812703

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                ----------------------
                                     FORM 10-K/A
                                  (Amendment No. 1)
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE FISCAL YEAR ENDED MARCH 31, 1998.

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

                                EXPLANATORY NOTE

     This Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 is being filed solely for the purpose of refiling Exhibit 13 thereto to correct a printer's error which resulted in the omission of certain financial information from page 19 of Exhibit 13.

                                      SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     July 20, 1998.

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

 SIGNATURES                      SIGNING CAPACITY                DATE
 ----------                      ----------------                ----
 /s/  CHARLES D. KISSNER         Chairman of the Board and       July 20, 1998
------------------------------   Chief Executive Officer
      Charles D. Kissner

              *                  Vice President, Chief           July 20, 1998
------------------------------   Financial Officer & Secretary
      Carl A. Thomsen            (Principal Financial and
                                 Accounting Officer)

              *                  Director                        July 20, 1998
------------------------------
      Richard C. Alberding

              *                  Director                        July 20, 1998
------------------------------
      John W. Combs

              *                  Director                        July 20, 1998
------------------------------
      Clifford H. Higgerson

              *                  Director                        July 20, 1998
------------------------------
      James D. Meindl

              *                  Director                        July 20, 1998
------------------------------
      Billy B. Oliver

              *                  Director                        July 20, 1998
------------------------------
      Howard Oringer


* By:  /s/ CHARLES D. KISSNER
     -------------------------
        Charles D. Kissner,
         Attorney-In-Fact

                                    EXHIBIT INDEX

EXHIBIT
NUMBER    DESCRIPTION

+2.1 Agreement and Plan of Reorganization and Amalgamation, dated December 22, 1997, among the Company, South Amalgamation Sub Ltd. and MAS (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4 (File No. 333-45053)).

+3.1      Restated Certificate of Incorporation, as amended as of March 24,
          1998.

+3.2      Amended and Restated Bylaws, dated as of March 24, 1998.

+4.1      Form of Common Stock Certificate (incorporated by reference to Exhibit
          4.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 1988).

+4.2 Rights Agreement dated as of October 24, 1991 between the Company and Manufacturers Hanover Trust Company of California, including the Certificate of Designations for the Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 1 to the Company's Current Report on 8-K filed on November 5, 1991).

+10.1 Digital Microwave Corporation 1984 Stock Option Plan, as amended and restated on June 11, 1991. (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 1991).

+10.2 Form of Installment Incentive Stock Option Agreement (incorporated by reference to Exhibit 28.2 to the Company's Registration Statement on Form S-8 (File No. 33-43155)).

+10.3 Form of installment Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 28.3 to the Company's Registration Statement on Form S-8 (File No. 33-43155)).

+10.4 Lease of premises located at 170 Rose Orchard Way, San Jose, California (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended March 31, 1991).

+10.5 Lease of premises located at 130 Rose Orchard Way, San Jose, California. (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended March 31,
          1991).

+10.6 Lease of premises located at 110 Rose Orchard Way, San Jose, California. (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended March 31,
          1991).

+10.7 Microelectronics Technology, Inc. Development Agreement dated as of March 9, 1984 (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (File No. 33-13431)).

+10.8 Form of Indemnification Agreement between the Company and its directors and certain officers (incorporated by reference to Exhibit
          10.16 to the Company's Registration Statement on Form S-1 (File No. 33-13431)).

+10.9* Technology Transfer & Marketing Agreement dated October 2, 1987 between Microelectronics Technology Inc. and the Company (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended March 31, 1988).

+10.10* Product Acquisition Agreement dated as of September 23, 1992 between the Company and Microelectronics Technology, Inc. (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended March 31, 1993).

+10.11* Product Acquisition Agreement dated as of December 28, 1992 between the Company and Microelectronics Technology, Inc. (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended March 31, 1993).

+10.12* Teaming Agreement dated as of November 16, 1993 between the Company and Siemens AG (including the Supply Agreement dated November 16, 1993 between Siemens AG and E-Plus Mobilfunk GmbH) (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended March 31, 1994).

+10.13 Agreement on Exchange of Interim Equipment dated October 27, 1994 (incorporated by reference the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994).

+10.14 Digital Microwave Corporation 1994 Stock Incentive Plan, as amended and restated (incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on August 4, 1998).

+10.15    Employment Agreement dated May 1, 1996 between the Company and Charles
          D. Kissner (incorporated by reference to Exhibit 10.36 of the Company's Annual Report on Form 10-K for the year ended March 31,
          1996).

+10.16 Form of Employment Agreement between the Company and certain executive officers (incorporated by reference to Exhibit 10.38 of the Company's Annual Report on Form 10-K for the year ended March 31, 1996).

+10.17 Amendment to Loan Agreement dated June 24, 1996 between the Company and the CoastFed Business Credit Corporation (incorporated by reference to Exhibit 10.38 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

+10.18 Amendment to Loan Agreement effective as of June 25, 1996 between the Company and the CoastFed Business Credit Corporation (incorporated by reference to Exhibit 10.39 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

+10.19 Form of Employment Agreement between the Company and certain executive officers (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended March 31, 1997).

+10.20 Credit Agreement, dated as of June 30, 1997, by and between the Company and Bank of America National Trust and Savings Association (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

+10.21 Lease, dated April 5, 1995, by and between Metropolitan Life Insurance Company and Digital Microwave Corporation, relating to 180 Rose Orchard Way, San Jose, California (incorporated by reference to
          Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

+10.22 Sublease Agreement, dated August 29, 1997, by and between Wyse Technology Inc., Digital Microwave Corporation and Wyse Technology Investments, Inc., relating to 3745 North First Street, San Jose, California.

+10.23* Purchase Agreement, dated January 15, 1998, between the Company and Microelectronics Technology, Inc.

+10.24* Purchase Agreement, dated January 15, 1998, between the Company and REMEC, Inc.

+10.25* Business Agreement, dated January 26, 1998, between the Company and Microelectronics Technology, Inc.

 13.1 Portions of 1998 Annual Report to Stockholders incorporated herein by reference.

+21.1     List of subsidiaries.

+23.1 Consent of Independent Public Accountants (included on page 28 of this Annual Report on Form 10-K).

+24.1     Power of Attorney (included on page 22 of this Annual Report on Form
          10-K).

+27.1     Financial Data Schedule for the fiscal year ended March 31, 1998.

+27.2     Restated Financial Data Schedule for the fiscal year ended March 31,
          1997.

+27.3     Restated Financial Data Schedule for the fiscal year ended March 31,
          1996.

   +      Exhibit previously filed.

   * Confidential treatment of certain portions of this exhibit has been requested.