Form 10-Q
period 1998-06-30
DIGITAL MICROWAVE CORP /DE/
filed 1998-08-14
CIK 812703

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q
                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     Commission file number:  0-15895
June 30, 1998
-------------


                           DIGITAL MICROWAVE CORPORATION
                           -----------------------------
                (Exact name of registrant specified in its charter)

           Delaware                                       77-0016028
-------------------------------                           ----------
 (State or other jurisdiction                            (IRS employer
of incorporation or organization)                     identification number)

       170 Rose Orchard Way
           San Jose, CA                                        95134
-------------------------------                                -----
(Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number, including area code:        (408)943-0777
                                                           -------------


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

The number of outstanding shares of the Registrant's common stock, par value $.01 per share, was 46,689,392 on July 31, 1998.

                                       INDEX
                                       -----
                                                                            PAGE


COVER PAGE                                                                1

INDEX                                                                     2

PART I - FINANCIAL INFORMATION


     Item 1 - Financial Statements

          Condensed Consolidated Balance Sheets                           3

          Condensed Consolidated Statements of Operations                 4

          Condensed Consolidated Statements of Cash Flows                 5

          Notes to Condensed Consolidated Financial Statements            6-10

     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations               11-16

PART II - OTHER INFORMATION

     Item 5 - Other Information                                           18
     Item 6 - Exhibits and Reports on Form 8-K                            18-19


SIGNATURE                                                                 20

                           PART I - FINANCIAL INFORMATION
                           ITEM I - FINANCIAL STATEMENTS

                           DIGITAL MICROWAVE CORPORATION
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share amounts)


                                                    6/30/98        03/31/98
                                                    -------        --------
                                                  (Unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                       $14,764      $  25,130
     Short-term investments                            6,637         15,220
     Accounts receivable, net                         60,303         74,897
     Inventories                                      65,981         60,981
     Deferred tax asset                                6,321          6,685
     Other current assets                              8,819          8,896
                                                     -------       --------
          Total current assets                       162,825        191,809

PROPERTY AND EQUIPMENT, NET                           32,906         32,528
OTHER ASSETS                                          15,352         16,063
                                                     -------       --------
          Total assets                             $ 211,083       $240,400
                                                   ---------       --------
                                                   ---------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of capital
      lease obligations                           $      128     $      238
     Accounts payable                                 27,002         33,793
     Income taxes payable                                736          1,298
     Accrued liabilities                              20,542         26,373
                                                      ------         ------
          Total current liabilities                   48,408         61,702

LONG-TERM LIABILITIES:
     Capital lease obligations, net of
      current maturities                                 185            204
                                                      ------         ------
          Total liabilities                           48,593         61,906

STOCKHOLDERS' EQUITY
     Common Stock and paid-in capital                159,346        159,173
     Accumulated other comprehensive income           (3,829)        (1,615)
     Retained earnings                                 6,973         20,936
                                                     -------        -------
          Total stockholders' equity                 162,490        178,494

     Total liabilities and stockholders' equity    $ 211,083       $240,400
                                                     -------        -------
                                                     -------        -------

See accompanying Notes to Condensed Consolidated Financial Statements.


                           DIGITAL MICROWAVE CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share amounts)
                                    (Unaudited)

                                                         Three Months Ended
                                                              June 30,
                                                         ------------------
                                                        1998           1997
                                                        ----           ----
Net sales                                            $53,003       $ 64,558
Cost of sales                                         41,660         41,346
                                                      ------         ------
Gross profit                                          11,343         23,212
                                                      ------         ------
Operating expenses:
     Research and development                          4,975          4,299
     Selling, general and administrative              13,996         12,907
     Restructuring costs                               7,212              -
                                                      ------         ------
     Total operating expenses                         26,183         17,206
                                                      ------         ------
Operating (loss) income                              (14,840)         6,006

Other income (expense):
Interest income                                          424            629
Interest expense                                         (27)          (203)
Other expense, net                                       508             60
                                                         ---           ----
Income (loss) before provision for income taxes      (13,935)         6,492

Provision for income taxes                                27            682
                                                       -----            ---
Net income (loss)                                 $  (13,962)      $  5,810
                                                  -----------      --------
                                                  -----------      --------
Basic earnings (loss) per share                   $    (0.30)       $  0.14
                                                  -----------      --------
                                                  -----------      --------
Diluted earnings (loss) per share                 $   (0.30)       $  0.13
                                                  ----------       --------
                                                  ----------       --------
Basic weighted average shares outstanding             46,682         42,763

Dilutive stock options                                     -          1,992
                                                   ---------        -------
Diluted weighted average shares outstanding          46,682          44,755
                                                   ---------        -------
                                                   ---------        -------


See accompanying Notes to Condensed Consolidated Financial Statements.

                           DIGITAL MICROWAVE CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)
                                     (Unaudited)

                                                             Three Months Ended
                                                                  June 30,
                                                                  --------

                                                              1998           1997
                                                              ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                         $ (13,962)       $ 5,810
     Adjustments to reconcile net income (loss)
      to net cash used in operating activities:

     Depreciation and amortization                            3,289          2,203
     Provision for valuation reserves                         4,909            883
     Provision for warranty reserves                          1,975            606
     Changes in assets and liabilities, net of
      effect of acquisition:
          Decrease (increase) in accounts receivable         12,617         (2,921)
          Increase in inventories                            (9,404)        (5,323)
          Decrease (increase) in deferred tax asset             238           (777)
          Increase in other current assets                   (1,310)           (80)
          Increase (decrease) in accounts payable            (6,297)           848
          Increase (decrease) in income tax payable            (565)           816
          Decrease in other accrued liabilities              (7,264)       (10,131)
                                                            -------        -------
NET CASH USED IN OPERATING ACTIVITIES                       (15,774)        (8,066)
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of available-for-sale securities              (6,132)          (991)
     Proceeds from available-for-sale securities             14,625          3,823
     Acquisition of businesses, net of cash acquired              -        (11,883)
     Investment in Granger Associates Ltd.                        -         (4,000)
     Proceeds from the sale of  investments                     461              -
     Purchases of property and equipment                     (5,883)        (3,523)
                                                             ------        -------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           3,071        (16,574)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments to bank                                           -         (6,849)
     Payment of capital lease obligations                      (130)          (247)
     Payment of assumed acquisition debt                          -         (3,286)
     Sale of common stock                                       171         26,009
                                                            -------         ------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        41         15,627
Effect of exchange rate changes on cash                       2,296            364
                                                            -------         ------
NET DECREASE IN CASH AND CASH EQUIVALENTS                   (10,366)        (8,649)
Cash and cash equivalents at beginning of year               25,130         39,908
                                                            -------         ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $14,764        $31,259
                                                            -------        -------
                                                            -------        -------
SUPPLEMENTAL DATA
     Interest paid                                          $    27        $   204
     Income taxes paid                                      $   565        $   464

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

     While the financial information furnished is unaudited, the financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in connection with the Digital Microwave Corporation financial statements included in the Company's annual report and Form 10-K for the Fiscal year ended March 31, 1998.

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

INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market where cost includes material, labor and manufacturing overhead.
     Inventories consist of:


                                               (In thousands)
                                         June 30, 1998      March 31, 1998
                                         -------------      --------------
                                         (Unaudited)
     Raw materials                          $  27,292          $  23,524
     Work in process                           15,761             18,545
     Finished goods                            22,928             18,912
                                            ---------          ---------
                                            $  65,981          $  60,981
                                            ---------          ---------
                                            ---------          ---------

OTHER ASSETS

          Included in other assets are goodwill and other intangibles which are being amortized on a straight line basis over their useful lives ranging from 5 to 10 years.

RESTRUCTURING COSTS

     The restructuring costs of $7.2 million consist of a $5.8 million write-off related to the discontinuance of internal information technology systems projects and a write-off of $1.4 million related to severance and other related costs associated with a reduction in the Company's workforce.

CURRENCY TRANSLATION

     The functional currency of the Company's subsidiaries located in the United Kingdom and Latin America is the U.S. dollar. Accordingly, all of the monetary assets and liabilities of these subsidiaries are remeasured into U.S. dollars at the current exchange rate as of the applicable balance sheet date, and all non-monetary assets and liabilities are remeasured at historical rates. Sales and expenses are remeasured at the average exchange rate prevailing during the period. Gains and losses resulting from the remeasurement of the subsidiaries' financial statements are included in the Consolidated Statements of Operations. The Company's other international subsidiaries use their local currency as their functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rates in effect at the balance sheet date, and income and expense accounts are translated at the average exchange rates during the year. The resulting translation adjustments are recorded directly to a separate component of stockholders' equity.

FINANCIAL INSTRUMENTS

     The Company enters into forward foreign exchange contracts to hedge some of its firm committed backlog and certain assets and liabilities denominated in foreign currencies. At June 30, 1998, the Company had forward foreign exchange contracts to exchange various foreign currencies for U.S. dollars in the gross amount of $17.6 million. Market value gains and losses on forward foreign exchange contracts are recognized as offsets to the exchange gains or losses on the hedged transactions.

NET INCOME PER SHARE

     In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement on Financial Accounting Standards No. 128 ("SFAS 128"),
     "Earnings per Share," which became effective on December 15, 1997.   As a
     result, the Company's reported earnings per share, after adjustment for the November 1997 stock split, were restated for all prior periods presented.

     Under SFAS 128, basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during
     the period.   Diluted earnings per share are computed by dividing net
     income by the weighted average number of common shares and dilutive stock options outstanding during the period. Net loss per share is computed using only the weighted average number of common shares outstanding during the period, as the inclusion of common equivalent shares would be anti-dilutive.

MERGERS AND ACQUISITIONS

In May 1997, the Company acquired all of the outstanding shares of Granger, Inc., a U.S. manufacturer of wireless products and provider of installation services. The purchase price of Granger, Inc., including the assumption of debt and the purchase of certain product rights, totaled $14.7 million. A portion of the purchase price was allocated to the net assets acquired based on their estimated fair values. The fair value of the tangible assets acquired and liabilities assumed was $5.8 million and $1.9 million, respectively. The purchase price in excess of the net assets acquired of $10.8 million is recorded as goodwill on the accompanying balance sheet and is being amortized over 10 years. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the accompanying financial statements include the results of Granger, Inc. since the date of acquisition. No pro forma financial statements for the periods presented have been provided as the pro forma amounts are not materially different from the amounts as presented.

In addition, concurrent with the acquisition of Granger, Inc., the Company made a minority investment in Granger Associates, Ltd., a privately held company based in the United Kingdom, for $4.0 million. This minority investment has been accounted for using the cost method of accounting. In April 1998, the Company sold approximately 10% of this investment for $460,000, net of selling costs.

In March 1998, the Company's stockholders approved the issuance of Common Stock of the Company pursuant to an agreement to merge with MAS Technology Limited ("MAS Technology"), a New Zealand company, which designs, manufactures, markets and supports digital microwave radio links for the worldwide telecommunications market. Under the terms of the agreement, the Company exchanged 1.2 shares of its Common Stock for each outstanding share of MAS Technology stock and stock options. The Company issued approximately 8.4 million shares to MAS Technology share and option holders. The combination qualified as a tax-free reorganization accounted for as a pooling-of-interests transaction. Accordingly, the historical financial statements of the Company have been restated to reflect the results of MAS Technology for all periods presented.

The following table shows the reconciliation of the historical results of the Company to the results presented in the accompanying Statements of Operations for the quarter ended June 30, 1997.


Revenue:       Digital Microwave             $56,733
               MAS Technology                  9,564
               Intercompany sales            (1,739)
                                             -------
                  Total                      $64,558
                                              ------

Net Income:    Digital Microwave              $5,785
               MAS Technology                    (4)
               Intercompany profit
                eliminations                      29
                                              ------
                  Total                       $5,810
                                               -----

LITIGATION AND CONTINGENCIES

     The Company is subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, these proceedings will not have a material adverse effect on the financial position and results of operations of the Company.

CONCENTRATION OF CREDIT RISK

     Trade receivables concentrated with certain customers primarily in the telecommunications industry and in certain geographic locations potentially subject the Company to concentration of credit risk. In addition to sales in Western Europe and North America, the Company actively markets and sells products in Asia, Eastern Europe, South America, the Middle East and Africa. The Company performs on-going credit evaluations of its customers' financial conditions and generally requires no collateral, although sales to Asia, Eastern Europe, South America, the Middle East and Africa are primarily paid through letters of credit.

     The Company will continue to be affected, for the foreseeable future, by the unstable economies in Asia. Further, it is not possible to determine the future effect a continuation of the economic crisis may have on the Company's liquidity and earnings. Related effects will be reported in the financial statements as they become known and estimable.

CREDIT ARRANGEMENTS

     During June and July 1998, the Company amended its agreement with a major U.S. bank to increase the unsecured credit facility from $20 million to $25 million, extend the expiration date of the agreement to September 30, 1998, and to change certain other terms of the agreement.

SUBSEQUENT EVENT

     On July 22, 1998, the Company signed a definitive agreement to merge with Innova Corporation, a Washington corporation which designs, manufactures, markets and supports millimeter wave radios for use as low-to-medium
     capacity wireless communication links in developed and developing telecommunications markets. Subject to the conditions described below, under the terms of the agreement, the Company will exchange 1.05 shares of its Common Stock for each outstanding share of common stock of Innova. In addition, the Company will exchange stock options and warrants using the same ratio. The Company expects to issue approximately
     18.5 million shares to Innova shareholders, option and warrant holders.  Based upon the capitalization of Digital Microwave and
     Innova as of July 22, 1998, Innova shareholders will own
     approximately 27% of the Company's outstanding Common Stock following consummation of the proposed merger, assuming no exercise of outstanding options to acquire the Common Stock of
     Digital Microwave or the common stock of Innova.  The merger is intended to qualify as a tax-free reorganization and will be
     accounted for as a pooling-of-interests transaction.   This
     transaction, which has been approved by the Board of Directors of each company, is expected to close within approximately 90 days subject to regulatory review, approval by each company's stockholders and other customary closing conditions. There can be no assurance, however, that the proposed merger will be consummated by the Company.


COMPREHENSIVE INCOME

     In June 1997, the FASB issued Statement on Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The following table reconciles comprehensive income under the provisions of SFAS 130 for the three months ended June 30, 1998 and 1997.


                                       For the Three Months Ended
                                               June 30,
                                               --------
                                           1998         1997
                                           ----         ----
     Net income (loss)                 $ (13,962)     $ 5,810
     Other comprehensive loss,
      net of tax
        Unrealized currency loss          (2,213)        (224)
        Unrealized holding gain on
         short investments                      -           74
                                         --------       ------
     Comprehensive income (loss)       $ (16,175)      $ 5,660
                                         --------       ------
                                         --------       ------

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued Statement on Financial Accounting
     Standards No. 133 ("SFAS 133") "Accounting for Derivative and
     Similar Financial Instruments and for Hedging Activities" which requires companies to value derivative financial instruments, including those used for hedging foreign currency exposures, at current market value with the impact of any changes in market value being charged against earnings. The Company must adopt SFAS 133 in the first quarter of the fiscal year ended March 31, 2000. The Company has not determined the effect that SFAS 133 will have on its financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the percentage relationships of certain items from the Company's Condensed Consolidated Statements of Operations as percentages of net sales:


                                                    Three Months Ended
                                                         June 30,
                                                         --------

                                                     1998         1997
                                                     ----         ----
Net sales                                            100.0%       100.0%
Cost of sales                                         78.6         64.0
                                                      ----         ----
Gross profit                                          21.4         36.0

Research & development                                 9.4          6.7
Selling, general & administrative                     26.4         20.0
Restructuring costs                                   13.6            -
                                                      ----         ----

Operating income (loss)                              (28.0)         9.3

Other income, net                                      1.7          0.8
                                                       ---          ---

Income (loss) before provision for income taxes      (26.3)        10.1

Provision for income taxes                               -          1.1
                                                      ----          ---

      Net income                                     (26.3)%        9.0%
                                                     -------        ----
                                                     -------        ----

Net sales for the first quarter of Fiscal 1999 were $53.0 million, compared to $64.6 million reported in the same quarter of Fiscal 1998. The decrease in net sales was primarily due to a slowdown in demand for the Company's products in Asia, which began with the downturn in Asian economies. However, such decrease in the Company's net sales has been accelerated by the heightened pricing and competitive pressures of the telecommunications market in other regions of the
world.   As a result, revenues from Asia and Europe in the first quarter of
Fiscal 1999 significantly decreased from the comparable period of the prior year.

During the first quarter of Fiscal 1999, the Company received $48.5 million in new orders shippable over the next twelve months, compared to $83.2 million in the first quarter of Fiscal 1998. Twelve month backlog at June 30, 1998 was $71.2 million, compared to $83.2 million at March 31, 1998.

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

Gross profit as a percentage of net sales for the first quarter of Fiscal 1999 was 21.4% compared to 36.0% in the same quarter of Fiscal 1998. The decline in gross profit was primarily the result of the under-utilization of the Company's manufacturing capacity due to the Company's lower sales volume, lower average selling prices and higher provision for inventory reserves. The Company reduced its workforce at the end of the first quarter of Fiscal 1999 as it expects sales volumes to remain lower for at least the next six months and competitive pricing pressure on the Company's products to continue. In addition, the Company expects continued decreased sales in Asia for the foreseeable future due to the continuing economic and political instability there. SEE "FACTORS THAT MAY AFFECT FUTURE FINANCIAL RESULTS."

Research and development expenses increased by $0.7 million, from $4.3 million in the first quarter of Fiscal 1998 to $5.0 million in the same period in Fiscal 1999. As a percentage of net sales, research and development expenses were 9.4% in the first quarter of Fiscal 1999 compared to 6.7% in the first quarter of Fiscal 1998. Such increase was due primarily to the 17.9% decrease in net sales over the comparable period. The increase in research and development expenses in absolute dollars was primarily attributable to the Company's development of its new Altium-TM- high-capacity wireless product platform. The Company believes research and development expenses will be lower in the second quarter of Fiscal 1999 due to the Company's workforce reduction as described above. However, the Company remains committed to continuing its new product rollouts in order to maintain and enhance its competitive position.

Selling, general and administrative expenses increased to $14.0 million in the first quarter of Fiscal 1999 from $12.9 million in the first quarter of Fiscal 1998. As a percentage of net sales, selling, general and administrative expenses were 26.4% in the first quarter of Fiscal 1999 compared to 20.0% in the comparable quarter of Fiscal 1998. The increase in selling, general and administrative expenses in absolute dollars was mostly attributable to an increased provision for bad debts related to uncollectable accounts receivable

The restructuring costs of $7.2 million in the first quarter of Fiscal 1999 consist of a write off of $5.8 million related to the discontinuance of several internal information technology ("IT") systems projects and $1.4 million for severance and related costs associated with a reduction in the Company's workforce. At June 30, 1998, the remaining restructuring reserve was comprised primarily of $1.2 million for the discontinuance of IT systems projects and $1.4 million for severance and related costs. In the fourth quarter of Fiscal 1998, the Company recorded merger and restructuring expenses of $14.6 million, which primarily included payments to the Company's investment bankers of $3.4 million for brokering the Company's merger with MAS Technology, legal and accounting fees of $0.9 million, asset valuation reserves for inventory, receivables and warranty totaling $7.1 million, as well as various other costs of $3.2 million, which included office closures and contract terminations.  In addition, as of June 30, 1998, the remaining restructuring reserve related to the Company's merger with MAS Technology was comprised principally of $6.2 million for asset valuation reserves, and $0.3 million for other restructuring costs.

Interest income decreased to $0.4 million in the first quarter of Fiscal 1999 compared to $0.6 million in the similar quarter of Fiscal 1998. This decrease was due primarily to lower average cash balances. The decrease in interest expense in the first quarter of Fiscal 1999 was primarily attributable to lower
debt balances as compared to the same quarter of the prior year.   Other income
increased by $0.4 million in the first quarter of Fiscal 1999 due primarily to foreign exchange gains.

The Company did not record a tax benefit in the first quarter of Fiscal 1999 as it cannot be certain of profitability in Fiscal 1999. In the first quarter of Fiscal 1998, the Company recorded a provision for income taxes at an effective rate of 11%. This was less than the statutory rate primarily due to the utilization of net operating loss carry forwards and the deferred tax asset originated from warranty and asset valuation reserves.

FACTORS THAT MAY AFFECT FUTURE FINANCIAL RESULTS

The statements in this Form 10-Q concerning the Company's future products, expenses, revenues, gross margins, liquidity and cash needs, as well as the Company's plans and strategies, contain forward-looking statements concerning the Company's future operations and financial results within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information. Numerous factors, such as economic and competitive conditions, timing and volume of incoming orders, shipment volumes, product margins, and foreign exchange rates, could cause actual results to differ materially from those described in these statements, and prospective investors and stockholders should carefully consider the factors set forth below in evaluating these forward-looking statements.

Sales of the Company's products are concentrated in a small number of customers. For the first quarter of Fiscal 1999, the top three customers accounted for 17% of the net sales. As of June 30, 1998, three of the Company's customers accounted for 23% of the backlog. The worldwide telecommunications industry is dominated by a small number of large corporations, and the Company expects that a significant portion of its future product sales will continue to be concentrated in a limited number of customers. The loss of any existing customer, a significant reduction in the level of sales to any existing customer, or the failure of the Company to gain additional customers could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, a substantial portion of shipments may occur near the end of each quarter. Accordingly, the Company's results are difficult to predict and delays in product delivery or closing of a sale can cause revenues and net income to fluctuate significantly from anticipated levels and from quarter to quarter.

Manufacturers of digital microwave telecommunications equipment are experiencing, and are likely to continue to experience, intense price pressure which has resulted, and is expected to continue to result, in downward pricing pressure on the Company's products. As a result, the Company has experienced, and expects to continue to experience, declining average sales prices for its products. The Company's ability to maintain its gross profit margins is dependent upon its ability to continue to improve manufacturing efficiencies, reduce material costs of products, and to continue to introduce new products and
product enhancements.   Any inability of the Company to respond to increased
price competition would have a material adverse effect on the Company's business, financial condition and results of operations.

The markets for the Company's products are extremely competitive, and the Company expects that competition will increase. The Company's existing and potential competitors include established and emerging companies, such as, L.M. Ericsson, Northern Telecom, Siemens AG, Farinon Division of Harris Corporation, P-COM, Alcatel, Nokia, NERA, NEC, and SIAE, many of which have more extensive engineering, manufacturing, and marketing capabilities and significantly greater financial, technical, and personnel resources than the Company. The Company believes that its ability to compete successfully will depend on a number of factors, both within and outside its control, including price, quality, availability, customer service and support, breadth of product line, product performance and features, rapid delivery, reliability, timing of new product introductions by the Company, its customers and its competitors, and the ability of its customers to obtain financing.

The Company expects that international sales will continue to account for the majority of its net product sales for the foreseeable future. As a result, the Company is subject to the risks of doing business internationally, including unexpected changes in regulatory requirements, fluctuations in foreign currency exchange rates, such as recently experienced in Asia, imposition of tariffs and other barriers and restrictions, the burdens of complying with a variety of foreign laws, and general economic and geopolitical conditions, including inflation and trade relationships. In addition, recent events in Asia, including depreciation of certain Asian currencies, failures of financial institutions, stock market declines, and reduction in planned capital investment as key enterprises, may continue to adversely impact the Company's revenues in Asian markets. There can be no assurance that currency fluctuations, changes in the rate of inflation or any of the aforementioned factors will not continue to have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's manufacturing operations are highly dependent upon the delivery of materials by outside suppliers in a timely manner. In addition, the Company depends in part upon subcontractors to assemble major components and subsystems used in its products in a timely and satisfactory manner. The Company does not generally enter into long-term or volume purchase agreements with any of these suppliers, and no assurance can be given that such materials, components, and subsystems will be available in the quantities required by the Company, if at all. The inability of the Company to develop alternative sources of supply quickly and on a cost-effective basis could materially impair the Company's ability to manufacture and deliver its products in a timely manner. There can be no assurance that the

Company will not experience material supply problems or component or subsystem delays in the future.

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

The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" problem is concerned with whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 problem is pervasive and complex as virtually every company's computer operation will be affected in some way. The Company's computer programs, which process its operational and financial transactions, were designed and developed without considering the impact of the upcoming change in century. In addition, some of the Company's products being shipped today are not Year 2000 compliant. If not corrected, the Company's computer programs and products could fail or create erroneous results by or at the Year 2000.

The Company is taking steps to ensure its products and computer programs will continue to operate on and after January 1, 2000. The Company has formed a project team consisting of staff from Manufacturing, Customer Service, Finance, Human Resources, Sales, Marketing, Legal, Engineering and Information Technology
departments and is lead by a project manager.   A five phase solution process
has been established consisting of (1) awareness, (2) assessment, (3) renovation, (4) validation, and (5) implementation. This team is currently in the second phase which includes evaluating both the Company's products and information technology ("IT") systems at greatest risk and identifying alternative solutions to correcting the Year 2000 problem. The Company estimates that it will complete this five phase process for all of its
significant systems by December 31, 1998.   The Company's Year 2000 project team
has identified its manufacturing IT system as its highest priority and plans to install an upgrade to the Company's current manufacturing system supplied by the vendor of that system. The Company has not yet evaluated its non-IT systems. Non-IT systems include systems or hardware containing embedded technology such as microcontrollers. The Company believes that it will expend $0.5 million investigating and remedying issues related to Year 2000 compliance involving internal operations. However, if systems material to the Company's operations have not been made Year 2000 compliant by the completion of the project, the Year 2000 issue could have a material adverse effect on the Company's financial statements. The Company has not yet developed a contingency plan to operate in the event that any noncompliant critical systems are not remedied by January 1, 2000. The Company expects to develop such a contingency plan by December 31, 1998.

The Company is contacting its primary suppliers and subcontractors to determine that they are developing plans to address processing transactions in the Year 2000 and to monitor their progress toward Year 2000 capability. The responses received by the Company to date have indicated that steps are currently being implemented to address this concern.

Based on the steps being taken to address this issue and the progress to date, the Company's management believes that the Year 2000 compliance expenses will not have a material adverse effect on the Company's earnings. However, there can be no assurance that Year 2000 problems will not occur with respect to the Company's computer systems. Furthermore, the Year 2000 problem may impact other entities with which the Company transacts business, and the Company cannot predict the effect of the Year 2000 problem on such entities or the resulting effect on the Company. As a result, if preventative and/or corrective actions by the Company or those the Company does business with are not made in a timely manner, the Year 2000 issue could have a material adverse effect on the Company's business, financial condition and results of operations.


Beginning in January 1999, a new currency called the "euro" is scheduled to be introduced in certain Economic and Monetary Union ("EMU") countries. During 2002, all EMU countries are expected to be operating with the euro as their single currency. Uncertainty exists as to the effect the euro currency will have on the marketplace. Additionally, all of the final rules and regulations have not yet been defined and finalized by the European Commission with regard to the euro currency. The Company has assessed the effect the euro formation will have on its internal systems and the sale of its products. Most of the Company's European sales and operating transactions are based primarily in U.S. dollars or U.K. pounds sterling, neither of which are subject to the euro conversion. In addition, the Company plans to upgrade its internal computer systems in early 1999 to convert the European currency to euro. The Company's management believes that the cost of upgrading the Company's systems in connection with the euro conversion will not be material and that such conversion will not have a material adverse effect on the Company's business, financial condition and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used for operating activities in the first quarter of Fiscal 1999 was $15.8 million, compared to net cash used for operating activities of $8.1 million in the first quarter of Fiscal 1998. The decline in cash provided from operations was primarily the result of the net loss for the quarter. In addition, inventories increased as actual sales were less than forecasted sales. Accounts payable and other accrued liabilities decreased during the first quarter of Fiscal 1999 due to payments for merger costs, bonuses, and profit sharing accrued at March 31, 1998, the end of Fiscal 1998 and reduced inventory purchases. Accounts receivable decreased due to higher collections and lower sales during the first quarter of Fiscal 1999 as compared to the first quarter of Fiscal 1998.

To partially offset the cash used by operations, the Company received over $8.0 million in net proceeds from the sale of its short-term investments during the first quarter of Fiscal 1999.

Purchases of property and equipment increased by $2.4 million in the first quarter of Fiscal 1999 compared to the first quarter of Fiscal 1998 and was mostly attributable to continued progress payments on the Company's new manufacturing facility in the United Kingdom. In the first quarter of Fiscal 1998, the Company completed the acquisition of Granger, Inc. for total consideration of $14.7 million and purchased a minority interest in Granger Associates, Ltd., a UK company, for $4.0 million.

In the first quarter of Fiscal 1998, MAS Technology, a subsidiary of the Company, sold approximately $25.0 million of ordinary shares in a public offering. A portion of these proceeds were used to pay off MAS Technology's outstanding debt of approximately $5.0 million. In addition, Digital Microwave Corporation paid off its outstanding debt of $2.0 million in the first quarter of Fiscal 1998, excluding lease obligations.

During June and July 1998, the Company amended its agreement with a major U.S. bank to increase the unsecured credit facility from $20.0 million to $25.0 million, extend the expiration date of the agreement to September 30, 1998, and to change certain terms of the agreement.

At June 30, 1998, the Company's principal sources of liquidity consisted of $20.2 million in cash and cash equivalents and short-term investments and the $25.0 million revolving bank credit facility. The Company's credit facility agreement requires the Company to meet certain financial covenants, including various liquidity and debt ratios, tangible net worth and profitability requirements. As of June 30, 1998, the Company was in compliance with these covenants, as amended. The Company is currently negotiating an increase in and extension of this credit facility. The Company's management believes that the Company will receive an increase in and extension of its credit facility; however, there can be no assurance that this will occur.

The Company believes that it will be necessary to borrow against its credit facility to meet both its working capital and capital expenditure requirements through Fiscal 1999. In addition, the Company may require additional financing from other sources; however, there can be no assurance that the Company will be able to obtain such additional financing in the required time frame on commercially reasonable terms, or at all. Management has implemented plans to reduce the Company's cash requirements through a combination of reductions in working capital, equipment purchases and operating expenditures. Management believes that such plans combined with existing cash balances and other sources of liquidity will enable the Company to meet its cash requirements through Fiscal 1999. However, there can be no assurance that the Company will be able to implement these plans or that it will be able to do so without a material adverse effect on the Company's business, financial results or results of operations.

PART II - OTHER INFORMATION

ITEM 5 - OTHER INFORMATION

Effective as of June 29, 1998, the Securities and Exchange Commission has amended Rule 14a-4 of the Securities and Exchange Act of 1934, as amended (the "Act"), so that any stockholder proposal submitted with respect to Digital Microwave Corporation's 1999 Annual Meeting of Stockholders, which proposal is submitted outside the requirements of Rule 14a-8 under the Act, will be considered untimely for purposes of Rule 14a-4 and 14a-5 if notice thereof is received by Digital Microwave Corporation after May 29, 1999.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     For a list of exhibits to this Form 10-Q, see the exhibit index located on page 18.

(b)  Reports on Form 8-K

     The Company filed a report on Form 8-K on April 3, 1998, relating to the Company's completion of the merger with MAS Technology Limited, a New Zealand Company, on March 24, 1998.

                                    EXHIBIT INDEX

EXHIBIT
NUMBER    DESCRIPTION


10.1* Product Purchase Agreement dated as of June 1, 1998, by and between Digital Microwave Corporation and Solectron Corporation.

10.2 First Amendment to Credit Agreement dated as of June 1, 1998, by and between Digital Microwave Corporation and Bank of America National Trust and Savings Association.

10.3 Second Amendment to Credit Agreement dated as of July 22, 1998, effective as of June 30, 1998, by and between Digital Microwave Corporation and Bank of America National Trust and Savings Association.

27.1      Financial Data Schedule for the quarter ended June 30, 1998.

27.2      Restated Financial Data Schedule for the quarter ended June 30, 1997.


* Confidential treatment of certain portions of this exhibit has been requested.

                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   DIGITAL MICROWAVE CORPORATION





Date:    August 14, 1998            By    /s/  Carl A. Thomsen
         ---------------              ------------------------
                                           Carl A. Thomsen
                                      Vice President, Chief Financial
                                      Officer and Secretary