Form 10-Q
period 1998-09-30
DIGITAL MICROWAVE CORP /DE/
filed 1998-11-16
CIK 812703

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                  Commission file number:  0-15895
September 30, 1998
------------------


                          DIGITAL MICROWAVE CORPORATION
                          -----------------------------
               (Exact name of registrant specified in its charter)

             Delaware                                        77-0016028
---------------------------------                          -------------
  (State or other jurisdiction                             (IRS employer
of incorporation or organization)                     identification number)

        170 Rose Orchard Way
             San Jose, CA                                      95134
------------------------------------------                    ------
(Address of Principal Executive Offices)                    (Zip Code)

Registrant's telephone number, including area code:       (408) 943-0777
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

                           Yes    X                  No
                               --------                  --------

The number of outstanding shares of the Registrant's common stock, par value $.01 per share, was 61,708,342 on October 31, 1998.

                                      INDEX
                                      -----

                                                                          PAGE
COVER PAGE                                                                 1

INDEX                                                                      2

PART I - FINANCIAL INFORMATION


         Item 1 - Financial Statements

                  Condensed Consolidated Balance Sheets                    3

                  Condensed Consolidated Statements of Operations          4

                  Condensed Consolidated Statements of Cash Flows          5

                  Notes to Condensed Consolidated Financial Statements     6-11

         Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            12-19

PART II - OTHER INFORMATION

         Item 4 - Other Matters                                            19
         Item 5 - Other Information                                        20
         Item 6 - Exhibits and Reports on Form 8-K                         20


SIGNATURE                                                                  22

                         PART I - FINANCIAL INFORMATION
                          ITEM I - FINANCIAL STATEMENTS

                          DIGITAL MICROWAVE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

ASSETS                                                              9/30/98           03/31/98
------                                                              -------           --------
                                                                  (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                     $  16,984         $  25,130
     Short-term investments                                            6,592            15,220
     Accounts receivable, net                                         46,458            74,897
     Inventories                                                      62,144            60,981
     Deferred tax asset                                                6,522             6,685
     Other current assets                                              7,186             8,896
                                                                    --------          --------
        Total current assets                                         145,886           191,809

PROPERTY AND EQUIPMENT, NET                                           35,040            32,528
OTHER ASSETS                                                          15,208            16,063
                                                                      ------            ------
        Total assets                                               $ 196,134          $240,400
                                                                   ---------          --------
                                                                   ---------          --------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
     Current maturities of capital lease obligations              $      446        $      238
     Accounts payable                                                 21,302            33,793
     Income taxes payable                                                736             1,298
     Accrued liabilities                                              16,868            26,373
                                                                      ------          --------
        Total current liabilities                                     39,352            61,702

LONG-TERM LIABILITIES:
     Capital lease obligations, net of current maturities              1,701               204
                                                                     -------          --------
        Total liabilities                                             41,053            61,906

STOCKHOLDERS' EQUITY
     Common Stock and paid-in capital                                160,046           159,173
     Accumulated other comprehensive income                           (4,853)           (1,615)
     Retained earnings (accumulated deficit)                            (112)           20,936
                                                                     --------           ------
        Total stockholders' equity                                   155,081           178,494

     Total liabilities and stockholders' equity                    $ 196,134          $240,400
                                                                   ---------          --------
                                                                   ---------          --------

See accompanying Notes to Condensed Consolidated Financial Statements.

                          DIGITAL MICROWAVE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                       Three Months Ended                  Six Months Ended
                                                          September 30,                      September 30,
                                                          -------------                      -------------
                                                      1998            1997                1998            1997
                                                      ----            ----                ----            ----
Net sales                                           $ 49,611        $ 80,298           $ 102,614       $ 144,856
Cost of sales                                         39,288          51,004              80,948          92,350
                                                   ---------       ---------           ---------        --------
Gross profit                                          10,323          29,294              21,666          52,506
                                                   ---------       ---------           ---------        --------

Operating Expenses:
 Research and development                              4,572           4,603               9,547           8,902
 Selling, general and administrative                  13,150          14,501              27,146          27,410
 Restructuring costs                                       0               0               7,212               0
                                                   ---------       ---------           ---------        --------

  Total operating expenses                            17,722          19,104              43,905          36,312
                                                   ---------       ---------           ---------        --------

Operating income (loss)                               (7,399)         10,190             (22,239)         16,194

Other income (expense):
  Interest and other income, net                         439           1,602               1,367           2,293
  Interest expense                                       (56)           (118)                (79)            (321)
                                                   ---------       ---------           ---------        --------

Income (loss) before provision for
  income taxes                                        (7,016)         11,674             (20,951)         18,166

Provision for income taxes                                69           2,025                  96           2,707
                                                   ---------       ---------           ---------        --------

Net income (loss)                                  $  (7,085)      $   9,649           $ (21,047)       $ 15,459
                                                   ---------       ---------           ---------        --------
                                                   ---------       ---------           ---------        --------

Basic earnings (loss) per share                   $    (0.15)     $     0.21         $     (0.45)     $     0.35
                                                   ---------       ---------           ---------        --------
                                                   ---------       ---------           ---------        --------

Diluted earnings (loss) per share                 $    (0.15)     $     0.20         $     (0.45)     $     0.33
                                                   ---------       ---------           ---------        --------
                                                   ---------       ---------           ---------        --------

Basic weighted average shares
  outstanding                                         46,774          45,932              46,728          44,348
Diluted stock options                                      0           2,282                   0           2,137
                                                   ---------       ---------           ---------        --------
Diluted weighted average shares
  outstanding                                         46,774          48,214              46,728          46,485
                                                   ---------       ---------           ---------        --------
                                                   ---------       ---------           ---------        --------

See accompanying Notes to Condensed Consolidated Financial Statements.

                          DIGITAL MICROWAVE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                 Six Months Ended
                                                                                   September 30,
                                                                                   -------------
                                                                               1998            1997
                                                                               ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                         $ (21,047)       $ 15,459
   Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
   Depreciation and amortization                                              6,170           4,842
   Provision for valuation reserves                                           7,779           3,073
   Provision for warranty reserves                                            3,967           2,072
   Changes in assets and liabilities, net of effect of acquisition:
     Decrease (increase) in accounts receivable                              22,884         (10,687)
     Increase in inventories                                                 (7,025)         (6,550)
     Decrease (increase) in other assets                                      3,343          (2,272)
     Decrease in accounts payable                                           (11,825)         (1,396)
     Increase (decrease) in income tax payable                                 (562)            900
     Decrease in other accrued liabilities                                  (12,595)        (10,040)
                                                                            -------         -------
NET CASH USED IN OPERATING ACTIVITIES                                        (8,911)         (4,599)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of available-for-sale securities                                (8,658)         (3,193)
   Proceeds from available-for-sale securities                               17,078           7,933
   Acquisition of businesses, net of cash acquired                                -         (11,383)
   Investment in Granger Associates Ltd.                                          -          (4,000)
   Proceeds from the sale of investments                                        601               -
   Proceeds from disposal of fixed assets                                     1,166               9
   Purchases of property and equipment                                       (9,842)         (7,141)
                                                                            -------         -------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                             345         (17,775)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments to bank                                                             -          (6,239)
   Payment of capital lease obligations                                         151            (583)
   Payment of assumed acquisition debt                                            -          (3,286)
   Sale of common stock                                                         872          32,420
                                                                            -------         -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       721          22,312
Effect of exchange rate changes on cash                                        (301)            313
                                                                            -------         -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (8,146)            251
Cash and cash equivalents at beginning of year                               25,130          40,374
                                                                            -------         -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $16,984         $40,625
                                                                            -------         -------
                                                                            -------         -------

SUPPLEMENTAL DATA
  Interest paid                                                             $    79         $   230
  Income taxes paid                                                         $   565         $   540

See accompanying Notes to Condensed Consolidated Financial Statements.

                          DIGITAL MICROWAVE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of Digital Microwave Corporation and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated. Prior year reported results have been restated to include MAS Technology Limited which merged with the Company in March 1998.

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

NON-CASH TRANSACTIONS

     Equipment acquired and financed under capital leases during the six months ended September 30, 1998 totaled $1.9 million.

INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market where cost includes material, labor and manufacturing overhead. Inventories consist of:

                                               (In thousands)
                               September 30, 1998          March 31, 1998
                               ------------------          --------------
                                      (Unaudited)
     Raw materials                      $  25,951               $  23,524
     Work in process                       14,118                  18,545
     Finished goods                        22,075                  18,912
                                        ---------               ---------
                                        $  62,144               $  60,981
                                        ---------               ---------
                                        ---------               ---------

OTHER ASSETS

     Included in other assets are goodwill and other intangibles which are being amortized on a straight line basis over their useful lives ranging from 5 to 10 years.

RESTRUCTURING COSTS

     The restructuring costs of $7.2 million recorded in the quarter ended June 30, 1998 consist of a $5.8 million write-off related to the discontinuance of internal information technology systems projects and a write-off of $1.4 million related to severance and other related costs associated with a reduction in the Company's workforce.

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

FINANCIAL INSTRUMENTS

     The Company enters into forward foreign exchange contracts to hedge some of its firm committed backlog and certain assets and liabilities denominated in foreign currencies. At September 30, 1998, the Company had forward foreign exchange contracts to exchange various foreign currencies for U.S. dollars in the gross amount of $10.7 million. Market value gains and losses on forward foreign exchange contracts are recognized as offsets to the exchange gains or losses on the hedged transactions.

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

     In addition, concurrent with the acquisition of Granger, Inc., the Company made a minority investment in Granger Associates, Ltd., a privately held company based in the United Kingdom, for $4.0 million. This minority investment has been accounted for using the cost method of accounting. In the first six months of Fiscal 1999, the Company sold approximately 15% of this investment for $601,000, net of selling costs.

     In March 1998, the Company's stockholders approved the issuance of Common Stock of the Company pursuant to an agreement to merge with MAS Technology Limited ("MAS Technology"), a New Zealand company, which designs, manufactures, markets and supports digital microwave radio links for the worldwide telecommunications market. Under the terms of the agreement, the Company exchanged 1.2 shares of its Common Stock for each outstanding share of MAS Technology stock and stock options. The Company issued approximately
     8.6 million shares to MAS Technology share and option holders. The combination qualified as a tax-free reorganization accounted for as a pooling-of-interests transaction. Accordingly, the historical financial statements of the Company have been restated to reflect the results of MAS Technology for all periods presented.

     The following table shows the reconciliation of the historical results of the Company to the results presented in the accompanying Statements of Operations for the three and six months ended September 30, 1997.

                                                  Three Months Ended          Six Months Ended
                                                  September 30, 1997        September 30, 1997
     Revenue:    Digital Microwave                           $67,106            $123,839
                 MAS Technology                               15,746              25,310
                 Intercompany sales                           (2,554)             (4,293)
                                                             -------             -------
                 Total                                       $80,298            $144,856
                                                             -------             -------

     Net Income: Digital Microwave                           $ 7,418            $ 13,203
                 MAS Technology                                2,306               2,302
                 Intercompany profit eliminations                (75)                (46)
                                                             -------             -------
                 Total                                       $ 9,649            $ 15,459
                                                             -------             -------

     On October 8, 1998, the Company announced the completion of its merger with Innova Corporation, a Washington corporation which designs, manufactures, markets and supports millimeter wave radios for use as low-to-medium capacity wireless communication links in developed and developing telecommunications markets. Under the terms of the merger agreement, the Company exchanged 1.05 shares of its Common Stock for each outstanding share of common stock of Innova. The Company issued approximately 14.7 million shares to Innova shareholders, approximately 24% of the Company's outstanding Common Stock following consummation of the merger. In addition, the Company assumed and converted Innova stock options and warrants into stock options and warrants to purchase approximately 3.8 million shares of Digital Microwave Corporation Common Stock using the same ratio. The merger is intended to qualify as a tax-free reorganization and will be accounted for as a pooling-of-interests transaction.

LITIGATION AND CONTINGENCIES

     The Company is subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, these proceedings will not have a material adverse effect on the financial position and results of operations of the Company.

CONCENTRATION OF CREDIT RISK

     Trade receivables concentrated with certain customers primarily in the telecommunications industry and in certain geographic locations potentially subject the Company to concentration of credit risk. In addition to sales in Western Europe and North America, the Company actively markets and sells products in Asia, Eastern Europe, South America, the Middle East and Africa. The Company performs on-going credit evaluations of its customers' financial conditions and generally requires no collateral, although sales to Asia, Eastern Europe, South America, the Middle East and Africa are primarily paid through letters of credit. During the second quarter ended September 30, 1998, the Company wrote off a $2.7 million receivable related to an Asian customer that filed for bankruptcy protection.

     The Company will continue to be affected, for the foreseeable future, by the unstable economies in Asia. Further, it is not possible to determine the future effect a continuation of the economic crisis may have on the Company's liquidity and earnings. Related effects will be reported in the financial statements as they become known and estimable.

CREDIT ARRANGEMENTS

     The Company's existing credit agreement with a major U.S. bank expired October 30, 1998. There were no outstanding borrowings under this facility. On October 31, 1998, an amended and restated agreement was executed with the bank to provide for the issuance of standby letters of credit on a cash collateralized basis. The letters of credit, which totaled $1.7 million as of October 30, 1998, are issued in conjunction with bid and performance bond requirements under certain contracts with the Company's customers.

     In September 1998, the Company received a commitment from a U.S. lender for a new $40 million asset based credit facility. Loan documents are currently under review and the Company's management expects to sign this new credit facility by the end of November 1998.

COMPREHENSIVE INCOME

     In June 1997, the FASB issued Statement on Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The following table reconciles comprehensive income under the provisions of SFAS 130 for the three and six months ended September 30, 1998 and 1997.

                                                             Three Months Ended         Six Months Ended
                                                                 September 30,            September 30,
                                                                 ------------             ------------
                                                               1998         1997         1998        1997
                                                               ----         ----         ----        ----
     Net income (loss)                                     $ (7,085)     $  9,649     $(21,047)     $15,459
     Other comprehensive income (loss), net of tax
          Unrealized currency gain (loss)                    (1,053)          304       (3,266)          80
          Unrealized holding gain on short-
             term investments                                    28            51           28           23
                                                            --------     --------      --------     -------
     Comprehensive income (loss)                           $ (8,110)     $ 10,004     $(24,285)     $15,562
                                                            --------     --------      --------     -------
                                                            --------     --------      --------     -------

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

     In June 1997, the FASB issued Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for business segments of a company and related disclosures. SFAS 131 is effective for companies with fiscal years beginning after December 15, 1997. Interim reporting is not required. The Company believes that the adoption of this new pronouncement will not have a material effect on the Company's financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the percentage relationships of certain items from the Company's Condensed Consolidated Statements of Operations as percentages of net sales:

                                          Three Months Ended               Six Months Ended
                                            September 30,                   September 30,
                                            ------------                    ------------
                                         1998            1997           1998             1997
                                         ----            ----           ----             ----
Net sales                               100.0%          100.0%         100.0%           100.0%
Cost of sales                            79.2            63.5           78.9             63.8
                                         ----            ----           ----             ----
Gross profit                             20.8            36.5           21.1             36.2

Research & development                    9.2             5.7            9.3              6.1
Selling, general & administrative        26.5            18.1           26.5             18.9
Restructuring costs                         -               -            7.0                -
                                         ----            ----           ----             ----
Operating income (loss)                 (14.9)           12.7          (21.7)            11.2

Other income, net                         0.8             1.8            1.3              1.4
                                          ---             ---            ---              ---
Income (loss) before provision
    for income taxes                    (14.1)           14.5          (20.4)            12.6
Provision for income taxes                0.1             2.5            0.1              1.9
                                          ---             ---            ---              ---

      Net income (loss)                 (14.2)%          12.0%         (20.5)%           10.7%
                                        -------          -----         -------           -----
                                        -------          -----         -------           -----

Net sales for the second quarter of Fiscal 1999 were $49.6 million, compared to $80.3 million reported in the same quarter of Fiscal 1998. Net sales for the first six months of Fiscal 1999 were $102.6 million, compared to $144.9 million in the first half of Fiscal 1998. The decrease in net sales was primarily due to a slowdown in demand for the Company's products in Asia, which began with the downturn in Asian economies. However, such decrease in the Company's net sales has been accelerated by the heightened pricing and competitive pressures of the telecommunications market in other regions of the world. As a result, revenues from Asia and Europe in the second quarter and first half of Fiscal 1999 significantly decreased from the comparable periods of the prior year.

During the second quarter of Fiscal 1999, the Company received $52.1 million in new orders shippable over the next twelve months, compared to $74.5 million in the second quarter of Fiscal 1998. Twelve month backlog at September 30, 1998 was $65.5 million, compared to $83.2 million at March 31, 1998.

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

Gross profit as a percentage of net sales for the second quarter of Fiscal 1999 was 20.8% compared to 36.5% in the same quarter of Fiscal 1998. Gross profit as a percentage of net sales for the first half of Fiscal 1999 was 21.1% compared to 36.2% in the same period in Fiscal 1998. The decline in gross profit was primarily the result of the under-utilization of the Company's manufacturing capacity due to the Company's lower sales volume, lower average selling prices and higher provision for inventory reserves. The Company reduced its workforce at the end of the first quarter of Fiscal 1999 and plans to reduce its workforce by approximately 20% in the third quarter of Fiscal 1999 as it expects sales volumes to remain at current levels for at least the next six months and competitive pricing pressure on the Company's products to continue. In addition, the Company expects continued decreased sales in Asia for the foreseeable future due to the continuing economic and political instability there. SEE "FACTORS THAT MAY AFFECT FUTURE FINANCIAL RESULTS."

Research and development expenses of $4.6 million in the second quarter of Fiscal 1999 were unchanged from the same period in Fiscal 1998. As a percentage of net sales, research and development expenses were 9.2% in the second quarter of Fiscal 1999 compared to 5.7% in the second quarter of Fiscal 1998. Such increase was due primarily to the decrease in net sales over the comparable period. The increase in research and development expenses from $8.9 million in the first half of Fiscal 1998 to $9.5 million in the first half of Fiscal 1999 was primarily attributable to the Company's development of its new Altium-TM-high-capacity wireless product platform. The Company believes research and development expenses will be slightly lower in absolute dollars in the second half of Fiscal 1999 compared to the first half of Fiscal 1999 due to the Company's workforce reductions as described above. The Company remains committed to continuing its new product rollouts in order to maintain and enhance its competitive position.

Selling, general and administrative expenses decreased to $13.2 million in the second quarter of Fiscal 1999 from $14.5 million in the second quarter of Fiscal 1998. As a percentage of net sales, selling, general and administrative expenses were 26.5% in the second quarter of Fiscal 1999 compared to 18.1% in the comparable quarter of Fiscal 1998. Such increase in percentage was due primarily to the decrease in net sales over the comparable period. However, the decrease in selling, general and administrative expenses in absolute dollars was mostly attributable to the workforce reduction in the first quarter of Fiscal 1999 and was partially offset by a $1.8 million increase in a provision for bad debts related to uncollectable accounts receivables. Selling, general and administrative expenses of $27.1 million in the first half of Fiscal 1999 were slightly less than $27.4 million of such expenses in the first half of Fiscal 1998. However, the provision for bad debts related to uncollectable accounts receivables increased by $3.2 million in the first half of Fiscal 1999 compared to the same period of the prior year.

The restructuring costs of $7.2 million in the first half of Fiscal 1999 consist of a write off of $5.8 million related to the discontinuance of several internal information technology ("IT") systems projects and $1.4 million for severance and related costs associated with a reduction in the Company's workforce. At September 30, 1998, the remaining restructuring reserve was comprised primarily of $0.8 million for the discontinuance of IT systems projects and $0.1 million for severance and related costs. In addition, in the fourth quarter of Fiscal 1998, the Company recorded merger and restructuring expenses of $14.6 million, which primarily included payments to the Company's investment bankers of $3.4 million for brokering the Company's merger with MAS Technology, legal and accounting fees of $0.9 million, asset valuation reserves for inventory, receivables and warranty totaling $7.1 million, as well as various other costs of $3.2 million, which included office closures and contract terminations. As of September 30, 1998, the remaining restructuring reserve related to the Company's merger with MAS Technology was comprised principally of $4.6 million for asset valuation reserves, and $0.4 million for other restructuring costs.

As disclosed in the Company's most recent Registration Statement on Form S-4 filed with the Securities and Exchange Commission in connection with the merger with Innova Corporation, the Company expects to incur a substantial charge of approximately $40 million in the third quarter ending December 31, 1998. This charge will include merger transaction-related expenses, as well as expenses relating to the integration of the two companies, including inventory write-downs due to duplicative product lines, costs relating to severance and employee relocation, elimination of duplicative facilities and other integration costs.

Interest income decreased to $0.3 million in the second quarter of Fiscal 1999 compared to $0.7 million in the similar quarter of Fiscal 1998. This decrease was due primarily to lower average cash balances. The decrease in interest expense in the second quarter of Fiscal 1999 was primarily attributable to lower debt balances as compared to the same quarter of the prior year. Other income decreased by $1.2 million in the second quarter of Fiscal 1999 due primarily to lower foreign exchange gains.

The Company did not record a tax benefit in the first half of Fiscal 1999 as it cannot be certain of profitability in Fiscal 1999. In the first half of Fiscal 1998, the Company recorded a provision for income taxes at an effective rate of 15%. This was less than the statutory rate primarily due to the utilization of net operating loss carry forwards and the deferred tax asset originated from warranty and asset valuation reserves.

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

Sales of the Company's products are concentrated in a small number of customers. For the second quarter of Fiscal 1999, the top three customers accounted for 14% of the net sales. As of September 30, 1998, three of the Company's customers accounted for 22% of the backlog. The worldwide telecommunications industry is dominated by a small number of large corporations, and the Company expects that a significant portion of its future product sales will continue to be concentrated in a limited number of customers. The loss of any existing customer, a significant reduction in the level of sales to any existing customer, or the failure of the Company to gain additional customers could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, a substantial portion of shipments may occur near the end of each quarter. Accordingly, the Company's results are difficult to predict and delays in product delivery or closing of a sale can cause revenues and net income to fluctuate significantly from anticipated levels and from quarter to quarter.

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

The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" problem is concerned with whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 problem is pervasive and complex as virtually every company's computer operation will be affected in some way. The Company's computer programs, which process its operational and financial transactions, were designed and developed without considering the impact of the upcoming change in century. In addition, some of the Company's products being shipped today are not Year 2000 ready. If not corrected, the Company's computer programs and products could fail or create erroneous results by or at the Year 2000.

The Company is taking steps to ensure its products and computer programs will continue to operate on and after January 1, 2000. The Company has formed a project team consisting of staff from Manufacturing, Customer Service, Finance, Human Resources, Sales, Marketing, Legal, Engineering and Information Technology departments and is lead by a project manager. A five phase solution process has been established consisting of (1) awareness, (2) assessment, (3) renovation,
(4) validation, and (5) implementation. The Company is currently in the renovation stage with respect to most of its Year 2000 issues. The Company estimates that it will complete this five phase process for all of its significant systems by December 31, 1998. The Company's Year 2000 project team has identified its manufacturing

IT system as its highest priority and is currently installing an upgrade to the Company's current manufacturing system supplied by the vendor of that system. The Company expects its manufacturing systems to be Year 2000 ready by December 31,1998. The Company's Network operating systems also are Year 2000 ready. Most of the Company's personal computers have been evaluated and have been found to be non-compliant and software upgrades have been ordered to correct the non-compliance. Some older personal computers will be replaced or taken out of service.

The Company has completed an assessment of its products. Most of its hardware products are not affected by the Year 2000 issue because no clock exists in these products. Year 2000 readiness testing is in process for its newer products, such as Altium and network software products. Some older network software products are not Year 2000 ready and the Company is currently developing an upgrade plan for customers who are using this software.

The Company is sending out letters in November 1998 to its primary suppliers and subcontractors to determine whether they are developing plans to address processing transactions in the Year 2000 and to monitor their progress toward Year 2000 capability.

The Company believes that it will expend approximately $0.5 million investigating and remedying issues related to Year 2000 readiness involving internal operations. Approximately $60,000 has been expensed to date for purchases of software test tools, software upgrades and upgrading a security system related to Year 2000 readiness.

If systems material to the Company's operations have not been made Year 2000 ready by the completion of the project, the Year 2000 issue could have a material adverse effect on the Company's financial statements. The Company has not yet developed a contingency plan to operate in the event that any non-compliant critical systems are not remedied by January 1, 2000. The Company expects to develop such a contingency plan by December 31, 1998.

Based on the steps being taken to address this issue and the progress to date, the Company's management believes that the Year 2000 readiness expenses will not have a material adverse effect on the Company's earnings. However, there can be no assurance that Year 2000 problems will not occur with respect to the Company's computer systems. Furthermore, the Year 2000 problem may impact other entities with which the Company transacts business, and the Company cannot predict the effect of the Year 2000 problem on such entities or the resulting effect on the Company. As a result, if preventative and/or corrective actions by the Company or those the Company does business with are not made in a timely manner, the Year 2000 issue could have a material adverse effect on the Company's business, financial condition and results of operations.

Beginning in January 1999, a new currency called the "euro" is scheduled to be introduced in certain Economic and Monetary Union ("EMU") countries. During 2002, all EMU countries are expected to be operating with the euro as their single currency. Uncertainty exists as to the effect the euro currency will have on the marketplace. Additionally, all of the rules and regulations have not yet been defined and finalized by the European Commission with regard to the euro currency. The Company has assessed the effect the euro formation will have on its internal systems and the sale of its products. Most of the Company's European sales and operating transactions are based primarily in U.S. dollars or U.K. pounds sterling, neither of which are subject to the euro conversion. In addition, the Company plans to upgrade its internal computer systems in early 1999 to convert the European currency to euro. The Company's management believes that the cost of upgrading the Company's systems in connection with the euro conversion will not be material and that such conversion will not have a material adverse effect on the Company's business, financial condition and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used for operating activities in the first half of Fiscal 1999 was $8.9 million, compared to net cash used for operating activities of $4.6 million in the first half of Fiscal 1998. The decline in cash provided from operations was primarily the result of the net loss for the quarter. In addition, despite a significant reduction in inventory purchases during the first half of Fiscal 1999, inventories increased during the first half of Fiscal 1999 as actual sales were less than forecasted sales. Other accrued liabilities decreased during the first half of Fiscal 1999 due to payments for merger costs, bonuses, and profit sharing accrued at March 31, 1998, the end of Fiscal 1998. Accounts payable decreased due to reduced inventory purchases. Accounts receivable decreased significantly due to higher collections and lower sales during the first half of Fiscal 1999.

To partially offset the cash used by operations, the Company received over $8.4 million in net proceeds from the sale of its short-term investments during the first half of Fiscal 1999. Purchases of property and equipment increased by $2.7 million in the first half of Fiscal 1999 compared to the first half of Fiscal 1998 and were mostly attributable to payments on the Company's new facility in the United Kingdom. In the first half of Fiscal 1998, the Company completed the acquisition of Granger, Inc. for total consideration of $14.7 million and purchased a minority interest in Granger Associates, Ltd., a UK company, for $4.0 million.

In the first half of Fiscal 1998, MAS Technology, a subsidiary of the Company, sold approximately $26.7 million of ordinary shares in a public offering. A portion of these proceeds were used to pay off MAS Technology's outstanding debt of approximately $4.6 million. Proceeds from the sale of stock to employees in the first half of Fiscal 1999 and 1998 were $0.9 million and $5.7 million, respectively. In addition, Digital Microwave Corporation paid off its outstanding debt of $2.0 million in the first quarter of Fiscal 1998, excluding lease obligations.

During June and July 1998, the Company amended its agreement with a major U.S. bank to increase the unsecured credit facility from $20.0 million to $25.0 million, extend the expiration date of the agreement to September 30, 1998, and to change certain terms of the agreement. In September 1998, an additional extension was granted through October 1998 and this existing agreement expired October 30, 1998. There were no outstanding borrowings under this facility. On October 31, 1998, an amended and restated agreement was executed with the bank to provide for the issuance of standby letters of credit on a cash collateralized basis. The letters of credit, which totaled $1.7 million as of October 30, 1998, are issued in conjunction with bid and performance bond requirements under certain contracts with the Company's customers.

In September 1998, the Company received a commitment from a U.S. lender for a new $40 million asset based credit facility. Loan documents are currently under review and the Company's management expects to sign this new credit facility by the end of November 1998. The new credit facility is expected to provide for the extension of credit based on the availability of certain eligible receivables, inventory and fixed assets of the Company at an interest rate of prime plus 1.5%. The new credit facility will not require the maintenance of financial covenants.

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

   (a)  The Company held an Annual Meeting of Stockholders on August 4, 1998.

   (b) At the Annual Meeting of Stockholders, the following directors were elected:

                                                         Votes
                                                         -----
                                              For                  Withheld
                                              ---                  --------
        Charles D. Kissner                 40,454,351              305,903
        Richard C. Alberding               40,457,487              302,767
        John W. Combs                      40,544,430              215,824
        Clifford H. Higgerson              40,577,199              183,055
        James D. Meindl                    40,571,074              189,180
        Billy B. Oliver                    40,418,618              341,636
        Howard Oringer                     40,571,671              188,583

   (c) At the Annual Meeting of Stockholders, the following additional matters were voted upon:

        1. A proposal to ratify and approve certain amendments to the Company's 1994 Stock Incentive Plan including increasing the maximum number of shares of Common Stock granted to any participant.

                      Affirmative votes:         33,041,808
                      Negative votes:             6,055,872
                      Abstain:                    1,414,473
                      Non-votes:                    248,101

        2. A proposal to ratify the selection of Arthur Andersen LLP as independent public accountants for the fiscal year ending March 31, 1999.

                      Affirmative votes:         40,524,285
                      Negative votes:               146,948
                      Abstain                        89,021
                      Non-votes                           0



ITEM 5 - OTHER INFORMATION

None


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits

      For a list of exhibits to this Form 10-Q, see the exhibit index located on page 21.

 (b)  Reports on Form 8-K

      The Company filed a report on Form 8-K on July 29, 1998 relating to the Company's entering into the Agreement and Plan of Reorganization and Merger, dated as of July 22, 1998, by and among the Company, Innova Corporation and Iguana Merger Corp.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER     DESCRIPTION

10.1* Product Purchase Agreement, dated as of July 30, 1998, by and between Digital Microwave Corporation and REMEC Inc.

10.2 Restated Employment Agreement, dated as of August 3, 1998, by and between Digital Microwave Corporation and Charles D. Kissner.

10.3 Third Amendment to Credit Agreement dated as of September 30, 1998, by and between Digital Microwave Corporation and Bank of America National Trust and Savings Association.

27.1       Financial Data Schedule for the quarter ended September 30, 1998.

27.2       Restated Financial Data Schedule for the quarter ended
           September 30, 1997.


* Confidential treatment of certain portions of this exhibit has been requested.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           DIGITAL MICROWAVE CORPORATION





Date:    November 16, 1998                     By   /s/ Carl A. Thomsen
     --------------------------                  ------------------------------
                                                   Carl A. Thomsen
                                              Vice President, Chief Financial
                                              Officer and Secretary