Form 10-Q
period 1998-12-31
DIGITAL MICROWAVE CORP /DE/
filed 1999-02-16
CIK 812703

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q
                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                 Commission file number:  0-15895
December 31, 1998
------------------


                           DIGITAL MICROWAVE CORPORATION
                           ------------------------------
                (Exact name of registrant specified in its charter)

           Delaware                                          77-0016028
---------------------------------                   --------------------------
   (State or other jurisdiction                            (IRS employer
of incorporation or organization)                       identification number)

    170 Rose Orchard Way
       San Jose, CA                                             95134
----------------------------------------                     -------------
(Address of Principal Executive Offices)                      (Zip Code)

Registrant's telephone number, including area code:           (408) 943-0777
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

                  Yes    X         No
                      --------        -------

The number of outstanding shares of the Registrant's common stock, par value $.01 per share, was 61,795,083 on January 31, 1999.

                                       INDEX

                                                                          PAGE

COVER PAGE                                                                 1

INDEX                                                                      2

PART I - FINANCIAL INFORMATION


     Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets                             3

         Condensed Consolidated Statements of Operations                   4

         Condensed Consolidated Statements of Cash Flows                   5

         Notes to Condensed Consolidated Financial Statements              6-11

     Item 2 - Management's Discussion and Analysis of                      12-19
              Financial Condition and Results of Operations

PART II - OTHER INFORMATION

     Item 4 - Other Matters                                                20
     Item 5 - Other Information                                            20
     Item 6 - Exhibits and Reports on Form 8-K                             20-21


SIGNATURE                                                                  22


                            PART I - FINANCIAL INFORMATION
                            ITEM I - FINANCIAL STATEMENTS

                            DIGITAL MICROWAVE CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (In thousands)


ASSETS                                                              12/31/98      03/31/98
------                                                              --------      --------
                                                                   (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                     $ 17,372       $ 46,904
     Short-term investments                                          10,569         15,221
     Accounts receivable, net                                        53,824         86,061
     Inventories                                                     55,018         73,029
     Deferred tax asset                                               6,765          6,685
     Other current assets                                             6,221          9,145
                                                                   --------       --------
     Total current assets                                           149,769        237,045

PROPERTY AND EQUIPMENT, NET                                          43,831         43,662
OTHER ASSETS                                                          7,389         16,489
                                                                   --------       --------
     Total assets                                                  $200,989       $297,196
                                                                   --------       --------
                                                                   --------       --------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of capital lease obligations               $    920       $  1,342
     Notes payable                                                      410            -
     Accounts payable                                                22,877         39,572
     Income taxes payable                                               570          1,298
     Accrued liabilities                                             42,061         27,211
                                                                   --------       --------
     Total current liabilities                                       66,838         69,423
LONG-TERM LIABILITIES:
     Capital lease obligations, net of current maturities               452          1,174
                                                                   --------       --------
     Total liabilities                                               67,290         70,597
STOCKHOLDERS' EQUITY
     Common stock and paid-in capital                               250,134        249,057
     Accumulated other comprehensive income                          (3,671)        (1,959)
     Accumulated deficit                                           (112,764)       (20,499)
                                                                   --------       --------

     Total stockholders' equity                                     133,699        226,599

     Total liabilities and stockholders' equity                    $200,989       $297,196
                                                                   --------       --------
                                                                   --------       --------



See accompanying Notes to Condensed Consolidated Financial Statements.

                            DIGITAL MICROWAVE CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share amounts)
                                     (Unaudited)



                                                            Three Months Ended            Nine Months Ended
                                                               December 31,                 December 31,
                                                               ------------                 ------------
                                                            1998           1997           1998           1997
                                                         ---------     ---------       ---------      --------
Net sales                                                $ 58,278        $93,885       $176,774       $251,271
Cost of sales                                              84,252         58,514        179,230        160,396
                                                         ---------     ---------       ---------      --------
Gross profit (loss)                                       (25,974)        35,371         (2,456)        90,875
                                                         ---------     ---------       ---------      --------

Operating expenses:
     Research and development                               5,231          6,334         18,118         17,454
     Selling, general and administrative                   12,611         17,096         43,881         47,984
     Merger and restructuring charges                      22,728              0         29,941              0
                                                         ---------     ---------       ---------      --------

       Total operating expenses                            40,570         23,430         91,940         65,438
                                                         ---------     ---------       ---------      --------

Operating income (loss)                                   (66,544)        11,941        (94,396)        25,437
Other income (expense):
     Interest and other
      income (expense), net                                  (342)           591          1,047          2,805
     Interest expense                                        (163)           (23)          (199)          (581)
                                                         ---------     ---------       ---------      --------

Income (loss) before provision for
      income taxes                                        (67,049)        12,509        (93,548)        27,661

Provision for income taxes                                    425          1,754            522          4,461
                                                         ---------     ---------       ---------      --------

Net income (loss)                                        $(67,474)       $10,755       $(94,070)      $ 23,200
                                                         ---------     ---------       ---------      --------
                                                         ---------     ---------       ---------      --------

Basic earnings (loss) per share                          $  (1.09)     $    0.20       $  (1.53)      $   0.48
                                                         ---------     ---------       ---------      --------
                                                         ---------     ---------       ---------      --------

Diluted earnings (loss) per share                        $  (1.09)     $    0.19       $  (1.53)      $   0.46
                                                         ---------     ---------       ---------      --------
                                                         ---------     ---------       ---------      --------

Basic weighted average shares
     outstanding                                           61,713         53,908         61,519         48,210
Diluted stock options                                           0          2,697              0          2,311
                                                         ---------     ---------       ---------      --------
Diluted weighted average shares
     outstanding                                           61,713         56,605         61,519         50,521
                                                         ---------     ---------       ---------      --------
                                                         ---------     ---------       ---------      --------



See accompanying Notes to Condensed Consolidated Financial Statements.

                           DIGITAL MICROWAVE CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)
                                     (Unaudited)



                                                                                   Nine Months Ended
                                                                                      December 31,
                                                                                      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                           1998                1997
                                                                                ----                ----
Net income (loss)                                                            $(94,070)           $ 23,200
   Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
   Adjustment to conform year-end of pooled company                             1,804                 -
   Depreciation and amortization                                               20,738               8,557
   Provision for valuation reserves                                            22,135               7,361
   Provision for warranty reserves                                              6,257               3,511
   Compensation expense on employee stock options                                 -                 1,070
   Changes in assets and liabilities, net of effect of acquisition:
     Decrease (increase) in accounts receivable                                26,849             (29,806)
     Increase in inventories                                                   (1,160)            (20,369)
     Decrease (increase) in other assets                                       10,723              (4,718)
     Increase (decrease) in accounts payable                                  (16,262)              7,181
     Decrease in income tax payable                                              (728)               (385)
     Increase (decrease) in other accrued liabilities                           9,247              (8,344)
                                                                             ---------           ---------
NET CASH USED IN OPERATING ACTIVITIES                                         (14,467)            (12,742)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of available-for-sale securities                                 (13,457)            (12,137)
   Proceeds from available-for-sale securities                                 18,084              10,873
   Acquisition of businesses, net of cash acquired                             (2,412)            (11,913)
   Investment in Granger Associates Ltd.                                          -                (4,000)
   Proceeds from the sale of investments                                          601                 -
   Proceeds from disposal of fixed assets                                       1,166                   9
   Purchases of property and equipment                                        (18,805)            (14,880)
                                                                             ---------           ---------
NET CASH USED IN INVESTING ACTIVITIES                                         (14,823)            (32,048)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments to bank                                                             -                (6,352)
   Borrowings from banks                                                          410                 -
   Payment of capital lease obligations                                        (1,144)             (1,486)
   Payment of assumed acquisition debt                                            -                (3,286)
   Sale of common and preferred stock                                           1,077              75,028
                                                                             ---------           ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         343              63,904
Effect of exchange rate changes on cash                                          (585)              1,899
                                                                             ---------           ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (29,532)             21,013
Cash and cash equivalents at beginning of period                               46,904              40,546
                                                                             ---------           ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 17,372            $ 61,557
                                                                             ---------           ---------
                                                                             ---------           ---------

SUPPLEMENTAL DATA
   Interest paid                                                             $    388            $    254
   Income taxes paid                                                         $  1,233            $  3,340



See accompanying Notes to Condensed Consolidated Financial Statements.

                            DIGITAL MICROWAVE CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of Digital Microwave Corporation and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated. Prior year reported results have been restated to include MAS Technology Limited (MAS) which merged with the Company in March 1998 and Innova Corporation (Innova) which merged with the Company in October 1998.

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

CASH AND CASH EQUIVALENTS

     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. The Company is required to segregate and maintain certain cash balances as security for letters of credit provided to secure performance or bid bonds under certain of the Company's revenue contracts. As of December 31, 1998, this amounted to $700,760 and was included in cash and cash equivalents in the accompanying Consolidated Balance Sheet. There was no restricted cash as of March 31, 1998.

INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market where cost includes material, labor and manufacturing overhead.
     Inventories consist of:


                                                     (In thousands)
                                          December 31, 1998     March 31, 1998
                                          -----------------     --------------
                                                 (Unaudited)
     Raw materials                          $   27,599            $  25,183
     Work in process                            12,719               19,104
     Finished goods                             14,700               28,742
                                            ----------            ---------
                                            $   55,018            $  73,029
                                            ----------            ---------
                                            ----------            ---------


OTHER ASSETS

     Included in other assets are goodwill and other intangibles which are being amortized on a straight line basis over their useful lives ranging from 5 to 10 years.

COST OF SALES

     In the third quarter ended December 31, 1998, the Company recorded $37.7 million of inventory valuation and related charges which are reflected in
     cost of sales.   These inventory valuation charges consisted primarily of
     two main components, an excess and obsolescence adjustment, and recognition of liabilities to vendors on purchase commitments. The merger with Innova and planned introduction of new product lines accelerated the obsolescence of the Spectrum II-TM- product line. Accordingly, inventory related charges of $30.3 million were recorded. The reduction in the Company's sales volume compared to the prior year has had an adverse affect on purchase order commitments to vendors. Accordingly, liabilities of $7.4 million were recognized to account for vendor cancellation charges on purchase order commitments.

MERGER AND RESTRUCTURING CHARGES

     Merger and restructuring charges of $22.7 million were recorded in the third quarter ended December 31, 1998. These charges consisted of $2.7 million for merger costs related to the Innova merger, $2.8 million for severance costs, $4.1 million for facility termination costs, and an impairment loss of $13.1 million resulting from the reduction of the carrying value of goodwill and other assets related to Granger Inc., a subsidiary of the Company. Due to a change in business conditions, the Company is pursuing the sale of the assets related to the Granger operations.

     In addition, restructuring costs of $7.2 million were recorded in the quarter ended June 30, 1998. These costs consisted of a $5.8 million write-off related to the discontinuance of internal information technology systems projects and a write-off of $1.4 million related to severance and other related costs associated with a reduction in the Company's workforce.

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


FINANCIAL INSTRUMENTS

     The Company enters into forward foreign exchange contracts to hedge some of its firm committed backlog and certain assets and liabilities denominated in foreign currencies. At December 31, 1998, the Company had forward foreign exchange contracts to exchange various foreign currencies for U.S. dollars in the gross amount of $10.2 million. Market value gains and losses on forward foreign exchange contracts are recognized as offsets to the exchange gains or losses on the hedged transactions.

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

MERGERS AND ACQUISITIONS

     In March 1998, the Company's stockholders approved the issuance of Common Stock of the Company pursuant to an agreement to merge with MAS Technology Limited ("MAS Technology"), a New Zealand company, which designs, manufactures, markets and supports digital microwave radio links for the worldwide telecommunications market. Under the terms of the agreement, the Company exchanged 1.2 shares of its Common Stock for each outstanding share of MAS Technology stock and stock options. The Company issued approximately
     8.6 million shares to MAS Technology share and option holders. The combination qualified as a tax-free reorganization and was accounted for as a pooling-of-interests transaction. Accordingly, the historical financial statements of the Company have been restated to reflect the results of MAS Technology for all periods presented.

     On October 8, 1998, after receiving approval from its stockholders, the Company completed its merger with Innova Corporation, a Washington corporation, which designs, manufactures, markets and supports millimeter wave radios for use as low-to-medium capacity wireless communication links in developed and developing telecommunications markets. Under the terms of the merger agreement, the Company exchanged 1.05 shares of its Common Stock for each outstanding share of common stock of Innova. The Company issued approximately 14.7 million shares to Innova shareholders, representing approximately 24% of the Company's outstanding Common Stock following consummation of the merger. In addition, the Company assumed and converted Innova stock options and warrants into stock options and warrants to purchase approximately 3.8 million shares of Digital Microwave Corporation Common Stock using the same exchange ratio. The merger qualified as a tax-free reorganization and has been accounted for as a pooling-of-interests transaction. Accordingly, the historical financial statements of the Company have been restated to reflect the results of Innova for all periods presented.


     The following table shows the reconciliation of the historical results of the Company to the results presented in the accompanying Statements of Operations for the three and nine months ended December 31, 1997.


                                       Three Months Ended     Nine Months Ended
                                       December 31, 1997      December 31, 1997
                                       ------------------     -----------------
     Revenue:  Digital Microwave               $ 71,950            $195,790
               MAS Technology                    13,536              38,846
               Innova Corporation                10,418              22,986
               Intercompany sales                (2,019)             (6,351)
                                               --------            --------
               Total                           $ 93,885            $251,271
                                               --------            --------

     Net Income (loss):
               Digital Microwave               $  8,863            $ 22,067
               MAS Technology                     1,468               3,770
               Innova Corporation                   390              (2,623)
               Intercompany profit
                eliminations                         34                 (14)
               Total                           $ 10,755            $ 23,200
                                               --------            --------
                                               --------            --------

LITIGATION AND CONTINGENCIES

     The Company is subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, these proceedings will not have a material adverse effect on the financial position and results of operations of the Company.

CONCENTRATION OF CREDIT RISK

     Trade receivables concentrated with certain customers primarily in the telecommunications industry and in certain geographic locations potentially subject the Company to concentration of credit risk. In addition to sales in Western Europe and North America, the Company actively markets and sells products in Asia, Eastern Europe, South America, the Middle East and Africa. The Company performs on-going credit evaluations of its customers' financial conditions and generally requires no collateral, although certain sales to Asia, Eastern Europe, South America, the Middle East and Africa are primarily paid through letters of credit. During the second quarter ended September 30, 1998, the Company wrote off a $2.7 million receivable related to an Asian customer that filed for bankruptcy protection.

     The Company will continue to be affected, for the foreseeable future, by the unstable economies in Asia. Further, it is not possible to determine the future effect a continuation of the economic crisis may have on the Company's liquidity and earnings. Related effects will be reported in the financial statements as they become known and estimable.


CREDIT ARRANGEMENTS

     On October 30, 1998, an amended and restated agreement was executed with a bank to provide for the issuance of standby letters of credit on a cash collateralized basis. The letters of credit, which totaled $0.6 million as of December 31, 1998, are issued in conjunction with bid and performance bond requirements under certain contracts with the Company's customers.

     In November 1998, the Company signed a credit facility agreement with a U.S. lender for a new $40 million asset-based borrowing facility. The working capital line of credit, which includes a $5.0 million term loan, is secured by certain receivables, inventory and fixed assets of the Company. This credit facility provides borrowings at prime plus 1.5% per annum. There is a minimum monthly interest requirement of $20,000. As of December 31, 1998, approximately $20.8 million was available for borrowing under this facility of which $0.4 million was outstanding.

COMPREHENSIVE INCOME

     In June 1997, the FASB issued Statement on Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The following table reconciles comprehensive income under the provisions of SFAS 130 for the three and nine months ended December 31, 1998 and 1997.



                                                                      Three Months Ended             Nine Months Ended
                                                                          December 31,                 December 31,
                                                                      -------------------           -------------------
                                                                      1998           1997           1998           1997
                                                                      ----           ----           ----           ----
          Net income (loss)                                       $ (67,474)      $ 10,755      $ (94,070)       $23,200
          Other comprehensive income (loss), net of tax
            Unrealized currency gain (loss)                           1,294           (504)        (1,999)          (895)
            Unrealized holding gain on short-
               term investments                                          12             51            (46)            37
                                                                  ---------       --------      ---------        --------
          Comprehensive income (loss)                             $ (66,168)      $ 10,302      $ (96,115)       $22,342
                                                                  ---------       --------      ---------        --------
                                                                  ---------       --------      ---------        --------



NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for business segments of a company and related disclosures. SFAS 131 is effective for companies with fiscal years beginning after December 15, 1997. Interim reporting is not required in the initial year of adoption. The Company believes that the adoption of this new pronouncement will not have a material effect on the Company's financial statements.

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

ITEM 2 -MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the percentage relationships of certain items from the Company's Condensed Consolidated Statements of Operations as percentages of net sales:



                                                       Three Months Ended            Nine Months Ended
                                                          December 31,                   December 31,
                                                          -----------                    ------------
                                                       1998           1997           1998           1997
                                                       ----           ----           ----           ----

Net sales                                              100.0%         100.0%         100.0%         100.0%
Cost of sales                                          144.6           62.3          101.4           63.8
                                                     -------          -----          -----          -----
Gross profit (loss)                                    (44.6)          37.7           (1.4)          36.2

Research & development                                   9.0            6.7           10.2            6.9
Selling, general & administrative                       21.6           18.2           24.8           19.1
Restructuring costs                                     39.0              -           17.0              -
                                                     -------          -----          -----          -----
Operating income (loss)                               (114.2)          12.8          (53.4)          10.2

Other income, net                                       (0.9)           0.6            0.5            0.8
                                                     -------          -----          -----          -----
Income (loss) before provision
     for income taxes                                 (115.1)          13.4          (52.9)          11.0
Provision for income taxes                               0.7            1.9            0.3            1.8
                                                     -------          -----          -----          -----

       Net income (loss)                             (115.8)%          11.5%         (53.2)%           9.2%
                                                     -------          -----          -----          -----
                                                     -------          -----          -----          -----

Net sales for the third quarter of Fiscal 1999 were $58.3 million, compared to $93.9 million reported in the same quarter of Fiscal 1998. Net sales for the first nine months of Fiscal 1999 were $176.8 million, compared to $251.3 million in the first nine months of Fiscal 1998. The decrease in net sales was primarily due to a slowdown in demand for the Company's products in Asia, which began with the downturn in Asian economies. However, such decrease in the Company's net sales has been accelerated by the heightened pricing and competitive pressures of the telecommunications market in other regions of the
world.   As a result, revenues from Asia and Europe in the third quarter and first nine months of Fiscal 1999 significantly decreased from the comparable periods of the prior year.

During the third quarter of Fiscal 1999, the Company received $56.3 million in new orders shippable over the next twelve months, compared to $104.9 million in the third quarter of Fiscal 1998. Twelve month backlog at December 31, 1998 was $61.3 million, compared to $102.2 million at March 31, 1998. During the quarter, the Company deleted from its backlog $12 million in orders of which $3.3 million were previously recorded in the second quarter of Fiscal 1999, with the balance in prior years, as customers could not provide a firm delivery schedule.

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

Gross profit (loss) as a percentage of net sales for the third quarter of Fiscal 1999 was (44.6%) compared to 37.7% in the same quarter of Fiscal 1998. Gross profit (loss) as a percentage of net sales for the first nine months of Fiscal 1999 was (1.4%) compared to 36.2% in the same period in Fiscal 1998. Inventory valuation charges during the quarter totaled $37.7 million and are included in cost of sales. These inventory valuation charges consisted primarily of two main components, an excess and obsolescence adjustment, and recognition of liabilities to vendors on purchase commitments. The merger with Innova and planned introduction of new product lines accelerated the obsolescence of the Spectrum II-TM- product line. Accordingly, inventory related charges of $30.3 million were recorded. The reduction in the Company's sales volume compared to the prior year has had an adverse affect on purchase order commitments to vendors. Accordingly, liabilities of $7.4 million were recognized to account for vendor cancellation charges on purchase order commitments. Excluding these inventory valuation charges, gross profit in the third quarter and first nine months of Fiscal 1999 was 20.2% and 20.0%, respectively. The decline in gross profit excluding the inventory valuation charges was primarily the result of under-utilization of the Company's manufacturing capacity due to the Company's lower sales volume and lower average selling prices. The Company reduced its workforce at the end of the first quarter of Fiscal 1999 and in the third quarter of Fiscal 1999 to reduce the impact of the unfavorable capacity utilization. The Company believes that its sales volume has stabilized during the past six months; however, management cannot provide assurance that the continuing economic and political instability in Asia and recent economic instability in Latin America will not have a material adverse effect on the Company's business, financial condition and results of operations. SEE "FACTORS THAT MAY AFFECT FUTURE FINANCIAL RESULTS."

Research and development expenses of $5.2 million in the third quarter of Fiscal 1999 decreased from $6.3 million from the same period in Fiscal 1998. As a percentage of net sales, research and development expenses were 9.0% in the third quarter of Fiscal 1999 compared to 6.7% in the third quarter of Fiscal 1998. Such increase was due primarily to the decrease in net sales over the comparable period. The increase in research and development expenses from $17.5 million in the first nine months of Fiscal 1998 to $18.1 million in the first nine months of Fiscal 1999 was primarily attributable to the Company's development of its XP4 and XP2 product offerings and its new Altium-TM-high-capacity wireless product platform. The Company believes research and development expenses will be slightly lower in absolute dollars in the second half of Fiscal 1999 compared to the first half of Fiscal 1999 due to the Company's workforce reductions as described above. The Company remains committed to continuing its new product rollouts in order to maintain and enhance its competitive position.

Selling, general and administrative expenses decreased to $12.6 million in the third quarter of Fiscal 1999 from $17.1 million in the third quarter of Fiscal 1998. As a percentage of net sales, selling, general and administrative expenses were 21.6% in the third quarter of Fiscal 1999 compared to 18.2% in the comparable quarter of Fiscal 1998. Such increase in percentage was due primarily to the decrease in net sales over the comparable period. The decrease in selling, general and administrative expenses in absolute dollars was mostly attributable to the workforce reductions in the first and third quarters of Fiscal 1999. Selling, general and administrative expenses of $43.9 million in the first nine months of Fiscal 1999 decreased from $48.0 million in the first nine months of Fiscal 1998. The decrease in selling, general and administrative expenses between these periods is due to the workforce reduction in the first and third quarters of Fiscal 1999. Partially offsetting this decrease is an increase in the provision for bad debts which is included in selling, general and administrative expenses. The provision for bad debts included in the first nine months of Fiscal 1999 was $4.3 million compared to $1.2 million in the first nine months of Fiscal 1998.

Merger and restructuring charges of $22.7 million were recorded in the third quarter ended December 31, 1998. These charges consisted of $2.7 million for merger costs related to the Innova merger, $2.8 million for severance costs, $4.1 million for facility termination costs, and an impairment loss of $13.1 million resulting from the reduction of the carrying value of goodwill and other assets related to Granger Inc., a subsidiary of the Company. The Company is pursuing the sale of assets related to the Granger operations due to a change in business conditions. Approximately $9.6 million of the $22.7 million in merger and restructuring charges will be a cash outflow, of which $3.7 million has been paid as of December 31, 1998. The remaining amounts are expected to be paid during Fiscal 2000.

In the first quarter of Fiscal 1999, restructuring costs of $7.2 million were recorded. These charges consisted of a write off of $5.8 million related to the discontinuance of several internal information technology ("IT") systems projects and $1.4 million for severance and related costs associated with a reduction in the Company's workforce. At December 31, 1998, the remaining restructuring reserve related to the first quarter of Fiscal 1999 was comprised primarily of $0.8 million for the discontinuance of IT systems projects.

Interest and other income, net decreased in the third quarter of Fiscal 1999 compared to the similar quarter of Fiscal 1998 due to a $0.4 million decrease in interest income resulting from lower cash balances and $0.5 million of foreign exchange related losses. The $0.1 million increase in interest expense in the third quarter of Fiscal 1999 was primarily attributable to higher debt balances as compared to the same quarter of the prior year.

The Company did not record a tax benefit in the first nine months of Fiscal 1999 due to the uncertainty of realizing this benefit in the future. Tax provisions recorded in the third quarter and first nine months of Fiscal 1999 relate to taxable income at certain of the Company's foreign subsidiaries. The majority of the deferred tax asset balance at December 31, 1998 will be realized through the carry back of current year net operating losses. In the first nine months of Fiscal 1998, the Company recorded a provision for income taxes at an effective rate of 16%. This was less than the statutory rate primarily due to the utilization of net operating loss carry forwards.

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

Sales of the Company's products are concentrated in a small number of customers. For the third quarter of Fiscal 1999, the top three customers accounted for 25% of the net sales. As of December 31, 1998, three of the Company's customers accounted for approximately 20% of the backlog. The worldwide telecommunications industry is dominated by a small number of large corporations, and the Company expects that a significant portion of its future product sales will continue to be concentrated in a limited number of customers. In addition, the financing available to the Company's customers for microwave interconnection and access equipment has decreased currently, which has adversely affected the ability of the Company's customers to purchase equipment from the Company. The loss of any existing customer, a significant reduction in the level of sales to any existing customer, or the failure of the Company to gain additional customers could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, a substantial portion of shipments may occur near the end of each quarter. Accordingly, the Company's results are difficult to predict and delays in product delivery or closing of a sale can cause revenues and net income to fluctuate significantly from anticipated levels and from quarter to quarter.

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

The markets for the Company's products are extremely competitive, and the Company expects that competition will increase. The Company's existing and potential competitors include established and emerging companies, such as L.M. Ericsson, Siemens AG, Microwave Communications Division of Harris Corporation, P-COM, Alcatel, Nokia, NERA, NEC, and SIAE, many of which have more extensive engineering, manufacturing, and marketing capabilities and significantly greater financial, technical, and personnel resources than the Company. The Company believes that its ability to compete successfully will depend on a number of factors, both within and outside its control, including price, quality, availability, customer service and support, breadth of product line, product performance and features, rapid delivery, reliability, timing of new product introductions by the Company, its customers and its competitors, and the ability of its customers to obtain financing.

The Company expects that international sales will continue to account for the majority of its net product sales for the foreseeable future. As a result, the Company is subject to the risks of doing business internationally, including unexpected changes in regulatory requirements, fluctuations in foreign currency exchange rates, imposition of tariffs and other barriers and restrictions, the burdens of complying with a variety of foreign laws, and general economic and geopolitical conditions, including inflation and trade relationships. In addition, recent events in Asia and Latin America, including depreciation of certain currencies, failures of financial institutions, stock market declines, and reduction in planned capital investment at key enterprises, may continue to adversely impact the Company's revenues in those markets. There can be no assurance that currency fluctuations, changes in the rate of inflation or any of the aforementioned factors will not continue to have a material adverse effect on the Company's business, financial condition and results of operations.

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

The Company is taking steps to ensure its products and computer programs will continue to operate on and after January 1, 2000. The Company has formed a project team consisting of staff from Manufacturing, Customer Service, Finance, Human Resources, Sales, Marketing, Legal, Engineering and Information Technology
departments and is lead by a project manager.   A five phase solution process
has been established consisting of (1) awareness, (2) assessment, (3)
renovation, (4) validation, and (5) implementation.   The Company is currently
in the renovation stage with respect to most of its Year 2000 issues. The Company estimates that it will complete this five phase process for all of its significant systems by the summer of 1999. The Company's Year 2000 project team identified its manufacturing IT system as its highest priority and has implemented Year 2000 upgrades to its manufacturing systems. The Company's network operating systems also are Year 2000 ready. Most of the Company's personal computers have been evaluated and have been found to be non-compliant and software upgrades have been purchased. The Company is currently installing
these upgrades to correct the non-compliance.   Some older personal computers
will be replaced or taken out of service.

The Company has completed an assessment of most of its products. Most of its hardware products are not affected by the Year 2000 issue because no internal clock exists in these products. Year 2000 readiness testing is in process for the Company's newer products, such as Altium and network software products.
Some older network software products are not Year 2000 ready and the Company has developed an upgrade plan for customers who are using this software.

The Company has mailed letters to its primary suppliers and subcontractors to determine whether they are developing plans to address processing transactions in the Year 2000 and to monitor their progress toward Year 2000 capability.
Less than a third of the vendors contacted have responded and the Year 2000 team is currently following up with vendors who have not responded. In addition, responses from vendors who have responded are being evaluated to ensure the readiness plans of the vendors are adequately addressing the Year 2000 issue.

The Company believes that it will expend approximately $0.5 million investigating and remedying issues related to Year 2000 readiness involving internal operations. Approximately $70,000 has been expensed to date for purchases of software test tools, software upgrades and upgrading a security system related to Year 2000 readiness. In addition, the Company estimates that $100,000 of internal personnel costs have been incurred to date supporting the Company's Year 2000 readiness plan.

If systems material to the Company's operations have not been made Year 2000 ready by the completion of the project, the Year 2000 issue could have a material adverse effect on the Company's financial statements. The Company is currently developing a contingency plan to operate in the event that any non-compliant critical systems are not remedied by January 1, 2000. The Company expects to finalize its contingency plan by August 31, 1999.

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

In January 1999, a new currency called the "euro" was introduced in certain Economic and Monetary Union ("EMU") countries. During 2002, all EMU countries are expected to be operating with the euro as their single currency.
Uncertainty exists as to the effect the euro currency will have on the marketplace. Additionally, all of the rules and regulations have not yet been defined and finalized by the European Commission with regard to the euro currency. The Company has assessed the effect the euro formation will have on its internal systems and the sale of its products. The Company's European sales and operating transactions are based primarily in U.S. dollars or U.K. pounds sterling, neither of which are subject to the euro conversion. In addition, the Company plans to upgrade its internal computer systems in early 1999 to convert the European currency to euro. The Company's management believes that the cost of upgrading the Company's systems in connection with the euro conversion will not be material and that such conversion will not have a material adverse effect on the Company's business, financial condition and results of operations.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used for operating activities in the first nine months of Fiscal 1999 was $14.5 million, compared to net cash used for operating activities of $12.7 million in the first nine months of Fiscal 1998. The increase in cash used in operations was primarily the result of the net loss for the period. Accounts receivable decreased proportionately with the decrease in revenues during the period. Inventory purchases during the first nine months of Fiscal 1999 were significantly less than the same period of the prior year due to the lower revenue level. The decrease in other assets in Fiscal 1999 relates to an impairment loss of $13.1 million resulting from reduction of the carrying value of goodwill and other assets related to Granger Inc., a subsidiary of the Company. Other accrued liabilities increased during the first nine months of Fiscal 1999 due to the accrual for merger costs and restructuring costs in the third quarter of Fiscal 1999. Accounts payable decreased due to reduced inventory purchases.

To partially offset the cash used by operations, the Company received over $4.6 million in net proceeds from the maturities of its short-term investments during the first nine months of Fiscal 1999. Purchases of property and equipment increased by $3.9 million in the first nine months of Fiscal 1999 compared to the first nine months of Fiscal 1998 and were mostly attributable to payments on the Company's new facility in the United Kingdom and test equipment for Altium production. In Fiscal 1998, the Company acquired Granger, Inc. for a total consideration of $14.7 million and purchased a minority interest in Granger Associates, Ltd., a UK company, for $4.0 million.

In the first nine months of Fiscal 1998, MAS Technology, a subsidiary of the Company, sold approximately $23.2 million of ordinary shares in a public offering. In the first nine months of Fiscal 1998, Innova Corporation, a subsidiary of the Company, sold $45.8 million of common and preferred stock in a public offering and private placement. Proceeds from the sale of stock to employees in the first nine months of Fiscal 1999 and 1998 were $1.1 million and $6.1 million, respectively.

On October 30, 1998, an amended and restated agreement was executed with a bank to provide for the issuance of standby letters of credit on a cash collateralized basis. The letters of credit, which totaled $0.6 million as of December 31, 1998, are issued in conjunction with bid and performance bond requirements under certain contracts with the Company's customers.



In November 1998, the Company signed a credit facility agreement with a U.S. lender for a new $40 million asset-based borrowing facility. The working capital line of credit, which includes a $5.0 million term loan, is secured by certain receivables, inventory and fixed assets of the Company. This credit facility provides borrowings at prime plus 1.5% per annum. There is a minimum monthly interest requirement of $20,000. As of December 31, 1998, approximately $21.2 million was available for borrowing under this agreement of which $0.4 million was outstanding. The new credit facility does not require the maintenance of financial covenants.

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

PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS  TO A VOTE OF SECURITY HOLDERS

(a)  The Company held a special meeting of stockholders on October 7, 1998.

(b) At the Special Meeting of Stockholders, the following matter was voted upon:
     1. A proposal to approve the issuance of shares of the Company's Common Stock in connection with the Agreement and Plan of Reorganization and Merger, dated as of July 22, 1998, by and among the Company, Iguana Merger Corp. and Innova Corporation.

          Affirmative votes:                 26,746,376
          Negative Votes:                       305,811
          Abstentions:                           80,848
          Non-Votes:                                  0



ITEM 5 - OTHER INFORMATION

None


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     For a list of exhibits to this Form 10-Q, see the exhibit index located on page 21.

(b)  Reports on Form 8-K

     The Company filed a report on Form 8-K on October 20, 1998 relating the Company's completion of its merger with Innova Corporation, a Washington corporation, on October 8, 1998.

                                    EXHIBIT INDEX


EXHIBIT
NUMBER    DESCRIPTION
  3.1     Amended and Restated Bylaws, dated as of October 8, 1998.

  4.1 Amended and Restated Rights Agreement, dated as of November 3, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C., including the form of the Certificate of Designations for the Series A
          Junior Participating Stock.

*10.1     Purchase Agreement by and between the Company and Microelectronics
          Technology, Inc., dated as of January 15, 1998.

*10.2 Purchase Agreement by and between the Company and REMEC Inc., dated as of January 15, 1998.

*10.3 Business Agreement by and between the Company and MTI, dated as of January 26, 1998.

 10.4     Loan and Security Agreement dated as of October 1, 1998 between the
          Company and Greyrock Capital and related (a) Schedule to Loan and
          Security Agreement and (b) Secured Promissory Note, each as of the same date.

 10.5 Employment Agreement dated as of October 8, 1998 between the Company and Jean Francois Grenon.

 10.6 Amended and Restated Agreement dated as of October 30, 1998 between the Company and Bank of America National Trust and Savings
          Association.

 27.1     Financial Data Schedule for the quarter ended December 31, 1998.

 27.2     Restated Financial Data Schedule for the quarter ended December 31,
          1997.


* Portions of this exhibit have been omitted and have been filed separately with an amended request for confidential treatment.

                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   DIGITAL MICROWAVE CORPORATION





Date:  February 16,1999             By  /s/   Carl A. Thomsen
                                        -----------------------------------
                                         Carl A. Thomsen
                                         Vice President, Chief Financial Officer
                                         and Secretary