Form 10-K
period 1999-03-31
DIGITAL MICROWAVE CORP /DE/
filed 1999-06-28
CIK 812703

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                              ------------------------

                                   FORM 10-K
(Mark One)

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE FISCAL YEAR ENDED MARCH 31, 1999.

                                         OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _______ to ______.

                           Commission file number 0-15895

                           DIGITAL MICROWAVE CORPORATION
               (Exact Name of Registrant as Specified in Its Charter)

                   DELAWARE                             77-0016028
           (State of Incorporation)        (I.R.S. Employer Identification No.)

  170 ROSE ORCHARD WAY, SAN JOSE, CALIFORNIA              95134
        (Address of Principal Executive                 (Zip Code)
                 Offices)


Registrant's telephone number, including area code:  (408) 943-0777

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

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. / /

     State the aggregate market value of the voting stock held by non-affiliates of Registrant (based on the last reported sale price of $12.50 per share on the Nasdaq National Market) as of June 1, 1999: Approximately $703,364,688.

     As of June 1, 1999, there were 63,418,389 shares of Common Stock, par value $0.01 per share, outstanding.

                        DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended March 31, 1999 are incorporated by reference into Parts I and II of this Form 10-K Report. With the exception of those portions which are incorporated by reference, the Registrant's Fiscal 1999 Annual Report is not deemed filed as part of this Report.

2. Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on August 10, 1999 are incorporated by reference into Part III of this Form 10-K Report.

                                  TABLE OF CONTENTS


                           DIGITAL MICROWAVE CORPORATION
                            1999 FORM 10-K ANNUAL REPORT

                                       PART I

Item 1    Business .......................................................................   3
Item 2    Properties .....................................................................  13
Item 3    Legal Proceedings ..............................................................  13
Item 4    Submission of Matters to a Vote of Security Holders ............................  13

                                      PART II

Item 5    Market for Registrant's Common Equity and Related Stockholder Matters ..........  14
Item 6    Selected Financial Data ........................................................  14
Item 7    Management's Discussion and Analysis of Financial Condition and
            Results of Operations ........................................................  14
Item 7A   Quantitative and Qualitative Disclosures About Market Risk .....................  14
Item 8    Financial Statements and Supplementary Data ....................................  15
Item 9    Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure .........................................................  15

                                      PART III

Item 10   Directors and Executive Officers of the Registrant .............................  15
Item 11   Executive Compensation .........................................................  16
Item 12   Security Ownership of Certain Beneficial Owners and Management .................  16
Item 13   Certain Relationships and Related Transactions .................................  16

                                      PART IV

Item 14   Exhibits, Financial Statement Schedules, and Reports on Form 8-K ...............  17

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

INTRODUCTION

     Digital Microwave Corporation ("Digital Microwave" or the "Company") designs, manufactures and markets advanced wireless solutions for worldwide telephone network interconnection and access. The Company provides its customers with a broad product line, which contains products that operate using a variety of transmission frequencies, ranging from 0.3 GigaHertz (GHz) TO 38 GHz, and a variety of transmission capacities, typically ranging from 64 Kilobits to DS-3 or 45 Megabits per second. The company's broad product line allows it to market and sell its products to service providers in many locations worldwide with varying interconnection and access requirements. Digital microwave designs its products to meet the requirements of mobile communications networks and fixed access networks worldwide. The company's products typically enable its customers to deploy and expand their wireless infrastructure and market their services rapidly to subscribers, so that service providers can realize a return on their investments in frequency allocation licenses and network equipment.

     In October 1998, the company merged with Innova Corporation, a Washington Corporation, which designs, manufactures, markets and supports Digital Microwave radio links for the worldwide telecommunications market. The basis for this merger was Innova's low-cost technology for its low-to-medium capacity products, and minimal overlap in the customer bases of the two companies.

     In March 1998, the company merged with MAS Technology Limited, a New Zealand company, which designs, manufactures, markets and supports digital microwave radio links for the worldwide telecommunications market. The complementary product lines and distribution channels of MAS Technology broadened the range of wireless connection solutions that the Company offers to its customers worldwide.

     The Company has sold over 130,000 radios, which have been installed in over 70 countries. The Company markets its products to service providers directly, as well as indirectly through its relationships with original equipment manufacturer ("OEM") base station suppliers, including Nokia Telecommunications, Northern Telecom, Motorola, Inc., and Siemens AG. Between April 1, 1998 and March 31, 1999, the Company sold its products to a number of service providers, including Beijing Telecommunication Equipment Factory and Smart Communications in the Asia/Pacific region; Polska Telefonia Komorkowa, Jordan Mobile Telephone Services, Panafon S.A., Sonangol S.A., Orange PCS Limited and Tele2 AB in Europe, the Middle East and Africa; and Winstar Wireless, Telcel, Radiomovil Dipsa S.A., Avantel S.A. and Impsat S.A. in the Americas.

INDUSTRY BACKGROUND

     Although there was a decline in new business in the past year due to economic problems in Asia as well as other parts of the world, there continues to be worldwide demand for high performance mobile voice telephony, high-speed data communications, fixed and mobile cellular communications, video broadcast services and paging services. This demand continues due to: (i) changes in the regulatory environment in many countries; (ii) the rapid establishment of telecommunications infrastructures in many developing countries; (iii) technological advances, particularly in the wireless telecommunications market; and (iv) the deployment of private communications networks. Given their relatively low cost and ease of deployment, wireless solutions are attractive to new service providers establishing competing telecommunications services in developed countries and to telecommunications service providers in developing countries seeking to rapidly increase the availability and quality of telecommunications services. The upgrade and expansion of existing networks and the deployment of new networks, such as those for Global System for Mobile Communcations (GSM), Personal Communication Network (PCN), and Personal Communication System (PCS), are expected to continue to offer growth opportunities for wireless infrastructure suppliers. Wireless infrastructure suppliers address the requirements of both mobile communications networks and fixed access networks.

     Cellular telephone and other wireless services have grown rapidly over the past five years due to deregulation, increased competition, technological advances, and increasing consumer demand for connectivity to telecommunications services. The demand for fixed access networks also continues to increase for many of the same reasons, including the privatization of public telephone operators, deregulation and the emergence of new applications, including wireless local loop, wireless data transport and alternative local telephone facilities access.

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

     Whether expanding existing networks or deploying new networks, service providers must choose between constructing networks using traditional wireline infrastructure or wireless infrastructure. Traditional wireline connectivity solutions typically require significant installation periods and may be relatively expensive to install. In developed countries where wireline infrastructure is in place, new service providers may have the option to lease networks from traditional service providers, but may choose not to do so because leasing arrangements must be entered into with their competitors, may be comparatively expensive and do not allow control over the network. In developing countries, many service providers are initially installing wireless networks because such networks are generally faster to install and may be less expensive than traditional wireline networks. As a result, many service providers are deploying wireless networks as an alternative to the construction or leasing of traditional wireline networks.

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

     The Company believes that as telecommunication requirements grow, digital microwave systems will continue to be used as transmission links to support a variety of existing and expanding communications networks and applications. In this regard, the Company believes that digital microwave systems will be used to address the connection requirements of several markets and applications, including the infrastructure development market, cellular applications, private networks and wireless analog replacement applications.

THE DIGITAL MICROWAVE SOLUTION

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

     As a result of the merger with MAS Technology and Innova Corporation, Digital Microwave has expanded its product line and has added additional engineering staff to allow it to focus its efforts on multiple new product development programs concurrently.

THE COMPANY'S STRATEGY

     The Company's strategy is to build on the strength of its current products, which offer point-to-point solutions, and its strong customer sales, service and support organization to become a leading provider of integrated wireless solutions. Key elements of Digital Microwave's strategy include:

     MAINTAIN A COMPREHENSIVE PRODUCT LINE. The Company anticipates that the requirements of its customers will continue to evolve as the telecommunications services market changes and expands. In this regard, since the Company's customers often do not know the exact frequency band and capacity needs of their networks at the time they are awarded franchises, Digital Microwave's broad product line provides them with the flexibility to respond to individual market needs, and to coordinate frequencies with existing infrastructure and other significant variables. The Company believes that the use of standard design platforms and flexible architectures for both hardware and software components in its products enables it to quickly introduce and commercially ship new products and product enhancements to address changing market demands. The Company intends to continue to expand its product line in response to the varying worldwide requirements of wireless networks. Digital Microwave believes that its mergers with MAS Technology and Innova Corporation increased its capability to develop and market new products.

     ADDRESS WORLDWIDE MARKET OPPORTUNITIES. The Company believes that it is well-positioned to address worldwide market opportunities for wireless infrastructure suppliers. For example, there are substantial telecommunications infrastructures being built for the first time in many African, Asian and Latin American countries; telecommunications infrastructures are being expanded in Europe; and PCS interconnect networks are being constructed in the United States. The Company believes that maintaining close proximity to its customers provides it with a competitive advantage in securing orders for its products and in servicing its customers. Local offices enable the Company to better understand the local issues and requirements of its customers and to address its customers' individual geographic, regulatory, and infrastructure requirements. As a result, the Company has developed a global sales, service and support organization, with offices in Europe, Africa, Asia, New Zealand, Australia, the Middle East and the Americas. With its 31 sales or support offices in 25 countries, the Company can respond quickly to its customers' needs and provide prompt on-site technical support.

     LEVERAGE DISTRIBUTION CHANNELS. The Company markets its products to service providers directly, as well as indirectly through its relationships with OEM base station suppliers, such as Nokia Telecommunications, Northern Telecom, Motorola, Inc., and Siemens AG, as well as through its relationships with system integrators and private labelers. The Company also markets its products through independent agents and distributors in certain countries. The Company intends to leverage upon such relationships and its direct worldwide presence with service providers to expand its customer base and enhance its global presence. The merger with MAS Technology increased Digital Microwave's geography coverage in New Zealand, Australia and Africa through the sales and service offices that MAS Technology had in these locations.

     FOCUS ON BUSINESS EXPANSION INTO EMERGING APPLICATIONS. The Company believes that it can leverage its core technical competencies and its global sales, service and support organization to enter into emerging applications, including wireless local loop, data access, wireless data transport, and alternative local telephone facilities access.

EXISTING PRODUCTS

The Company's principal product families include the SPECTRUM-TM- II, XP4-TM-, DART-TM-, Altium-TM-, DXR-TM- 700, DXR-TM- 200, DXR-TM- 100, and ProVision.

     SPECTRUM II. The SPECTRUM II product family, introduced in July 1995, offers medium capacity products ranging from T-1, or 1.5 Megabits per second
(Mbps), TO DS-3, OR 45 Mbps, that operate at 7, 8, 13, 15, 18, 23, 26 and 38 GHz. THE SPECTRUM II product line is smaller in size, less expensive and easier to install than Digital Microwave's previous products. In addition, significantly more functionality is available in the SPECTRUM II product line than earlier generation products because of its enhanced software configurability, which provides the Company's customers with greater flexibility and control.

     XP4. The XP4 product family, which began shipping in September 1998, is based on a common system architecture and is software configurable. XP4 products operate at frequencies of 7, 8, 13, 15, 18, 23, 26 and 38 GHz.
similar to the SPECTRUM II product family, the XP4 provides significantly more functionality compared to Digital Microwave's older product lines because of its enhanced software configurability.

     DART. The DART microwave radio, which began shipping in September 1998, is the latest in radio technology for low-cost, wireless transmission of telecommunications services. The DART radio offers a single E1 or DS-1 data stream transmission and is designed for a smaller cell site in a wireless network, typically referred to as microcell/picocell, and last-mile access requirements. The very compact, all-outdoor design connects directly to base station equipment via a single twisted-pair cable, making the DART radio extremely cost efficient to install and a viable alternative to leased line facilities. The DART radio can also be used in the build out of wireless internet access networks. Features of the DART microwave radio include its compact, integrated outdoor unit, low power consumption, programmability from laptop computers, and simple network management protocol (SNMP) compatibility. available frequencies range from 15 GHz to 38 GHz.

     ALTIUM. Altium, which began volume shipments in January 1999, is a next generation radio aimed at providing higher capacity solutions in microwave and millimeter wave bands. SONET/SDH capable, Altium can wirelessly extend or complete SONET and SDH transport networks to complement or be an alternative to fiber deployment. Key attributes of size, performance, and flexibility bring benefits to both interconnect and access applications. The Company initially shipped Altium at 7 and 8 GHz frequencies and intends to release additional frequencies during Fiscal 2000.

     DXR 700. The DXR 700 product family, began shipping in March 1999, is a high performance radio platform that operates across a range of capacities from 2X2 Mbps TO 34 Mbps, using efficient 16 and 64 quadrature amplitude modulation
(QAM). A set of advanced features, including forward error correction and an adaptive equalizer, target medium- and long-distance link requirements.
Optional errorless diversity protection switching delivers excellent performance under the most difficult radio transmission conditions. The DXR 700 platform covers multiple frequencies from 2 GHz to 8 GHz.

     DXR 200. First shipped in 1994, the DXR 200 product line provides an integrated, modular, linking solution for a wide variety of communications systems in markets with low to medium capacity transmission requirements.
the DXR 200'S integrated modular design allows it to support a variety of configurations, which can incorporate multiple features in the unit to accommodate the differing communications needs of the Company's customers, overcome difficult radio frequency environments, accommodate multiple data speeds and support multiple communication protocols. The DXR 200 can operate in frequency bands from 64 kilobits per second (Kbps) to 2.7 GHz.

     DXR 100. First shipped in 1996, the DXR 100 product line is designed to address medium and long haul, trunking applications and capacities higher than those addressed by the DXR 200. The DXR 100 supports these higher capacity environments using spectrum efficient transmission techniques, including quadrature phase shift keying (QPSK) OR QAM modulation and low error rate technologies, including forward error correction and adaptive equalization. the DXR 100 provides low to medium capacity links for cellular applications, basic telephony transmission and customer access applications, particularly in urban areas. The DXR 100 supports a variety of data rates with high spectrum efficiencies and maintains signal reception in harsh or difficult radio frequency environments.

     PROVISION. The ProVision element manager is a centralized network monitoring and control system for all digital microwave products. based on a UNIX-TM- system platform, the ProVision element manager can expand to manage small systems as well as large networks. The system is particularly suitable for management of broadband access networks.

The ProVision management system is built on open standards. It supports multiple protocols, such as SNMP, TL1 and ASCII, and it seamlessly integrates into higher level managers through available interfaces. The ProVision element manager is compatible with all management-enabled digital microwave radios, including the Altium, SPECTRUM II, XP4, DXR and DART radio families, as well as prior radio products.

NEW PRODUCT DEVELOPMENT

     Digital Microwave intends to continue to focus significant resources on product development to maintain its competitiveness and to support its entry into new wireless opportunities, including wireless data transport and alternative local telephone facilities access. Programs currently in progress, if successfully completed, could result in new products and additions to current product families that will have the capability to handle greater amounts of voice and data traffic at increased cost-effectiveness.

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

CUSTOMERS

     Digital Microwave markets its products to customers in the telecommunications industry worldwide. The Company's customers include service providers, which incorporate the Company's products into their telecommunications networks to deliver services directly to consumers, and OEMs, which provide and install integrated systems to service providers.

     Although the Company has a large customer base, during any given quarter, a small number of customers may account for a significant portion of the Company's net sales. In certain circumstances the Company sells its products to service providers through OEMs, which provide the service providers with access to financing and in some instances, protection from fluctuations in foreign currency exchange rates. During Fiscal 1999 and Fiscal 1998, no single customer accounted for 10% or more of the Company's net sales. However, Siemens AG accounted for 12% of net sales in 1997. At March 31, 1999, five customers collectively accounted for approximately 42% of the Company's $63.9 million backlog. While management considers the Company's relationships with each of its major customers to be good, there can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue to be at levels of previous periods, or that the Company will be able to obtain orders from new customers. The Company's customers typically are not contractually obligated to purchase any quantity of products in a particular period and product sales to major customers have varied widely from period to period. The loss of any existing customer, a significant reduction in the level of sales to any existing customer, or the failure of the Company to gain additional customers could have a material adverse effect on the Company's business, financial condition and results of operations.
See "Factors That May Affect Future Financial Results."

SALES, MARKETING AND SERVICE

     Digital Microwave believes that a direct and continuing relationship with service providers is a competitive advantage in attracting new customers and satisfying existing ones. As a result, the Company offers its products and services principally through its own sales, service and support organization, which allows the Company to closely monitor the needs of its customers. The Company has offices in the United States, New Zealand, Australia, Canada, the United Kingdom, Germany, United Arab Emirates, Mexico, Colombia, India, Sri Lanka, China, Singapore, Argentina, Brazil, Greece, Malaysia, Sweden, Denmark, South Africa, Zimbabwe, Botswana, Thailand, and the Philippines. The Company's local offices provide it with a better understanding of its customers' needs and enable the Company to respond to local issues and unique local requirements.

     The Company has informal, and in some cases formal, relationships with OEM base station suppliers. Such relationships increase the Company's ability to pursue the limited number of major contract awards each year. In addition, such relationships provide the Company's customers with easier access to financing and to integrated system providers with a variety of equipment and service capabilities. There can be no assurance that the Company will continue to be able to maintain and develop such relationships or, that if such relationships are developed, they will be successful. In selected countries, the Company also markets its products through independent agents and distributors, as well as system integrators and brand labelers.

     As of March 31, 1999, the Company employed approximately 244 people in its sales, service and support organization, approximately 70% of whom primarily support sales outside the United States. Sales personnel are highly trained to provide the customer with assistance in selecting and configuring a digital microwave system suitable for the customer's particular needs. The Company's customer service and support personnel provide customers with training, installation, service and maintenance of the Company's systems under contract. The Company generally offers a standard two-year warranty for all customers on all of the Company's products other than the DXR 200 and DXR 700 product lines, for which there is generally a standard one-year warranty for all customers. The Company provides warranty and post-warranty services from its manufacturing locations in the United States and New Zealand and its service centers in the United Kingdom, the United States and the Philippines.

RESEARCH AND DEVELOPMENT

      Digital Microwave believes that its ability to enhance its current products, develop and introduce new products on a timely basis, maintain technological competitiveness and meet customer requirements is essential to the Company's continued success. Accordingly, the Company allocates, and intends to continue to allocate, a significant portion of its resources to research and development efforts. During Fiscal 1999, the Company invested $24.1 million or 10.2% of net sales on research and development, compared to $24.5 million or 7.1% of net sales in Fiscal 1998 and $16.2 million or 7.6% of net sales in Fiscal 1997. The Company expects its research and development spending to increase in Fiscal 2000. As of March 31, 1999, the Company employed approximately 174 people in its research and development organization in San Jose, California, Seattle, Washington and Wellington, New Zealand.

     The market for the Company's products is characterized by rapidly changing technologies and evolving industry standards. Accordingly, the Company's future performance depends on a number of factors, including its ability to identify emerging technological trends in its target markets, to develop and to maintain competitive products, to enhance its products by adding innovative features that differentiate its products from those of its competitors and to manufacture and to bring products to market quickly at cost-effective prices. The Company believes that the use of flexible architectures and components assists in the rapid deployment of new products and enhancements to satisfy customer, industry and market needs. The Company believes that to remain competitive in the future it will need to continue to develop new products, which will require the investment of significant financial resources in product development. There can be no assurance, however, that the Company will successfully complete the development of any future products, that such products will achieve market acceptance or that such products will be capable of being manufactured at competitive prices in sufficient volumes. In the event that such products are not developed in a timely manner, do not gain market acceptance or are not manufacturable at competitive prices, the Company's business, financial condition and results of operations could be harmed.

MANUFACTURING AND SUPPLIERS

     Digital Microwave's manufacturing operations consist primarily of final assembly, customer software configuration, test and quality control of materials and components. The manufacturing process consists primarily of materials management, extensive unit and environmental testing of components and subassemblies at each stage of the manufacturing process, final assembly of the terminals, and prior to shipment, quality assurance testing and inspection of all products. The Company has three manufacturing facilities, which presently are located in San Jose, California, Wellington, New Zealand and Seattle, Washington. The Company's manufacturing operations in San Jose, California, Seattle, Washington and Wellington, New Zealand are certified to International Standards Organization (ISO) 9001, a recognized international quality standard. The manufacturing facility in Wellington, New Zealand is also certified to ISO 14001, an internationally recognized environmental quality standard. As of March 31, 1999, the Company maintained a staff of 279 manufacturing personnel.

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

BACKLOG

     Digital Microwave's backlog at March 31, 1999 was $63.9 million, as compared with $102.3 million at March 31, 1998. The Company only includes orders scheduled for delivery within 12 months in its backlog. Product orders in the Company's current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period because of the timing of orders, delivery intervals, customer and product mix, and the possibility of changes in delivery schedules and additions or cancellations of orders.

COMPETITION

     The microwave interconnection and access business is a specialized segment of the wireless telecommunications industry and is extremely competitive. The Company expects such competition to increase in the future. Several established and emerging companies offer a variety of microwave, fiber optic, and other connectivity products for applications similar to those of the Company's products. Many of the Company's competitors have more extensive engineering, manufacturing and marketing capabilities and substantially greater financial, technical and personnel resources than the Company. In addition, many of the Company's competitors have greater name recognition, a larger installed base of products and longer-standing customer relationships. The Company considers its primary competitors to be L.M. Ericsson, Northern Telecom, Siemens AG, P-COM, Inc., NERA, Alcatel and the Microwave Communications Division of Harris Corporation. In addition, other existing competitors include Nokia, SIAE, Sagem and NEC. Both Northern Telecom and Siemens AG have product lines that compete with those of the Company, and are also OEMs through which the Company markets and sells its products. Some of the Company's largest customers could develop the capability to manufacture products similar to those manufactured by the Company. Existing and potential competition in the industry has resulted in, and will continue to result in, significant price competition. The Company believes that competition in its markets is based primarily on price, quality, availability, customer service and support, breadth of product line, product performance and features, rapid delivery, reliability, timing of new product introductions by the Company, its customers and its competitors, and the ability of its customers to obtain financing. The Company's future success will depend upon its ability to address the increasingly sophisticated needs of its customers by enhancing its current products, by developing and introducing new products in a timely manner that keep pace with technological developments and emerging wireless telecommunications services, and by providing such products at competitive prices. There can be no assurance that the Company will have the financial resources, technical expertise, or marketing, sales, distribution, and customer service and support capabilities to compete successfully. See "Factors That May Affect Future Financial Results."

GOVERNMENT REGULATION

     Radio communications are subject to regulation by United States and foreign laws and international treaties. Digital Microwave's equipment must conform to international requirements established to avoid interference among users of microwave frequencies and to permit interconnection of telecommunications equipment. The Company has complied with such rules and regulations with respect to its existing products. Any delays in compliance with respect to future products could delay the introduction of such products. In addition, radio transmission is subject to regulation by foreign laws and international treaties. Equipment to support these services can be marketed only if permitted by suitable frequency allocations and regulations. Failure by the regulatory authorities to allocate suitable frequency spectrum could harm the Company's business, financial condition and results of operations.

     The regulatory environment in which the Company operates is subject to change. Regulatory changes, which are affected by political, economic and technical factors, could significantly impact the Company's operations by restricting development efforts by the Company and its customers, making current systems obsolete or increasing the opportunity for additional competition. Any such regulatory changes could harm the Company's business, financial condition and results of operations. The Company might deem it necessary or advisable to modify its systems to operate in compliance with such regulations. Such modifications could be extremely expensive and time-consuming to complete.

INTELLECTUAL PROPERTY

     The Company's ability to compete will depend, in part, on its ability to obtain and enforce intellectual property protection for its technology in the United States and internationally. The Company relies upon a combination of trade secrets, trademarks, copyrights, patents and contractual rights to protect its intellectual property. For example, the Company presently has two patents covering its products. In addition, the Company enters into confidentiality and invention assignment agreements with its employees, and enters into non-disclosure agreements with its suppliers and appropriate customers so as to limit access to and disclosure of its proprietary information. There can be no assurance that any steps taken by the Company will be adequate to deter misappropriation or impede independent third party development of similar technologies. In the event that such intellectual property arrangements are insufficient, the Company's business, financial condition and results of operations could be harmed. Moreover, there can be no assurance that the protection provided to the Company's intellectual property by the laws and courts of foreign nations will be substantially similar to the remedies available under United States law or that third parties will not assert infringement claims against the Company.

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

     The wireless telecommunications industry is characterized by numerous allegations of patent infringement among competitors and considerable related litigation. Accordingly, the Company may in the future be notified that it is infringing certain patent or other intellectual property rights of others. Although there are no such pending lawsuits against the Company or unresolved notices that the Company is infringing upon intellectual property rights of others, there can be no assurance that litigation or infringement claims will not occur in the future. Such litigation or claims could result in substantial costs and diversion of resources and could harm the Company's business, financial condition and results of operations. The wireless telecommunications industry is subject to frequent litigation regarding patent and other intellectual property rights. Certain companies and organizations in the wireless telecommunications industry have patents that protect their intellectual property rights in these areas. In the event of an adverse result of any such litigation, the Company could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. There can be no assurance that the Company would be successful in such development or that any such license would be available on commercially reasonable terms.

LITIGATION

     The Company may be a defendant at any time in various suits and is subject to various claims that arise in the normal course of business. In the opinion of management, the ultimate disposition of these proceedings will not harm the consolidated financial position, liquidity or results of operations of the Company.

EMPLOYEES

     As of March 31, 1999, the Company employed 873 full-time and temporary employees. None of the Company's employees is represented by a collective bargaining agreement. The Company's future performance will depend in large measure on its ability to attract and retain highly skilled employees. Competition for such personnel is intense and there can be no assurance that the Company will be successful in attracting and retaining highly skilled employees. The Company has never experienced a work stoppage and believes its relationship with its employees to be good.


FACTORS THAT MAY AFFECT FUTURE FINANCIAL RESULTS

     The statements in the Annual Report to Stockholders and this Form 10-K concerning the Company's future products, expenses, revenues, gross margins, liquidity, and cash needs, as well as the Company's plans and strategies, contain forward-looking statements concerning the Company's future operations and financial results. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Numerous factors could cause actual results to differ materially from those described in these statements. In particular, the Company's results can vary due to economic and competitive conditions, the volume and timing of product orders, shipment volumes, product margins, the ability of the Company and its key suppliers to respond to changes made by customers in their orders, and the timing of new product introductions by the Company and its competitors. The Company's results may also vary significantly depending on other factors, including the mix of products sold; the cost and availability of components and subsystems; relative prices of the Company's products; adoption of new technologies and industry standards; competition; fluctuations in foreign currency exchange rates; regulatory developments; and general economic conditions. Furthermore, the Company's backlog may not be representative of actual sales for any succeeding period because of the timing of orders, delivery intervals, customer and product mix, and the possibility of changes in delivery schedules and additions or cancellation of orders. Prospective investors and stockholders should carefully consider the factors discussed above and set forth below in evaluating these forward-looking statements.

     The quarterly operating results of the Company can vary significantly depending on several factors, any of which could harm the Company's business, financial condition or results of operations. In particular, the Company's quarterly results of operations can vary due to the volume and timing of product orders received and delivered during the quarter, the ability of the Company and its key suppliers to respond to changes made by customers in their orders, and the timing of new product introductions by the Company and its competitors. The quarterly operating results also may vary significantly depending on other factors, including the mix of products sold, the cost and availability of components and subsystems, relative prices of the Company's products, adoption of new technologies and industry standards, competition, fluctuations in foreign currency exchange rates, regulatory developments, and general economic conditions.

     Manufacturers of digital microwave telecommunications equipment are experiencing, and are likely to continue to experience, intense price pressure, which has resulted, and is expected to continue to result, in downward pricing pressure on the Company's products. As a result, the Company has experienced, and expects to continue to experience, declining average sales prices for its products. The Company's future profitability is dependent upon its ability to improve manufacturing efficiencies, reduce material costs of products, and to continue to introduce new products and product enhancements. Any inability of the Company to respond to increased price competition would harm the Company's business, financial condition and results of operations.

     The markets for the Company's products are extremely competitive, and the Company expects that competition will increase. The Company's existing and potential competitors include established and emerging companies, such as

L.M. Ericsson, Northern Telecom, Siemens AG, Microwave Communications Division of Harris Corporation, P-COM, Alcatel, Nokia, NERA, NEC, Sagem and SIAE, many of which have more extensive engineering, manufacturing and marketing capabilities and significantly greater financial, technical, and personnel resources than the Company. The Company believes that its ability to compete successfully will depend on a number of factors both within and outside its control, including price, quality, availability, customer service and support, breadth of product line, product performance and features, rapid delivery, reliability, timing of new product introductions by the Company, its customers and its competitors, and the ability of its customers to obtain financing. The Company continues to experience customer demands for shorter delivery cycles. There can be no assurance that the Company will have the financial resources, technical expertise, or marketing, sales, distribution, and customer service and support capabilities to compete successfully.

     The Company expects that international sales will continue to account for the majority of its net product sales for the foreseeable future. As a result, the Company is subject to the risks of doing business internationally, including unexpected changes in regulatory requirements; fluctuations in foreign currency exchange rates; imposition of tariffs and other barriers and restrictions; the burdens of complying with a variety of foreign laws; and general economic and geopolitical conditions, including inflation and trade relationships. There can be no assurance that currency fluctuations, changes in the rate of inflation or any of the aforementioned factors will not harm the Company's business, financial condition and results of operations.

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

     The Company has pursued, and will continue to pursue, growth opportunities through internal development and acquisitions of complementary businesses and technologies. Acquisitions may involve difficulties in the retention of personnel, diversion of management's attention, unexpected legal liabilities, and tax and accounting issues. There can be no assurance that the Company will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into its operations, or expand into new markets. Once integrated, acquired businesses may not achieve comparable levels of revenues, profitability, or productivity as the existing business of the Company or otherwise perform as expected. The Company's failure to manage its growth effectively could harm the Company's business, financial condition and results of operations.

     The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The Year 2000 problem is concerned with whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 problem is pervasive and complex, as virtually every company's computer operation will be affected in some way. The Company's computer programs, which process its operational and financial transactions, were designed and developed without considering the impact of the upcoming change in century. If not corrected, the Company's computer programs could fail or create erroneous results by or at the year 2000. The Company has purchased new computer programs to address this issue and began implementing these applications in Fiscal 1999. The Company has contacted its primary suppliers and subcontractors to determine that they are developing plans to address processing transactions in the year 2000 and to monitor their progress toward Year 2000 capability. The Company believes that it will expend approximately $0.5 million for investigating and remedying issues related to Year 2000 compliance involving its internal operations and to date has expensed approximately $0.2 million. Management believes that the Year 2000 compliance expenses will not have a material adverse effect on the Company's earnings. However, there can be no assurance that Year 2000 problems will not occur with respect to the Company's computer systems. The Year 2000 problem may impact other entities with which the Company transacts business, and the Company cannot predict the effect of the Year 2000 problem on such entities.

     During any given quarter, a small number of customers may account for a significant portion of the Company's net sales. The Company's customers typically are not contractually obligated to purchase any quantity of products in any particular period, and product sales to major customers have varied widely from period to period. The loss of any existing customer, a significant reduction in the level of sales to any existing customer, or the failure of the Company to gain additional customers could harm the Company's business, financial condition and results of operations.

ITEM 2.  PROPERTIES

     The Company's corporate offices and principal research, development and manufacturing facilities are located in San Jose, California in four leased buildings aggregating approximately 132,000 square feet. In Fiscal 1999, as part of the Company's restructuring, approximately 100,000 square feet of leased space in San Jose, California was vacated by the Company, the cost of which has been included in the Company's merger and restructuring charge for Fiscal 1999. The Company's Seattle, Washington facilities consist of three leased buildings aggregating approximately 79,000 square feet of office and manufacturing space.

     The Company also owns a 44,000 square foot service and repair facility in Hamilton, Scotland and leases 10,000 square feet in Coventry, England. The Company owns 7,000 square feet of office space and leases an additional 25,000 square feet of office and manufacturing space in Wellington, New Zealand. Additionally, the Company also leases an aggregate of approximately 50,000 square feet world wide for sales, customer service and support offices. The Company believes these facilities are adequate to meet its anticipated needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     See "Business -- Litigation" under Item 1 of this Form 10-K and Note 4 of "Notes to Consolidated Financial Statements" incorporated herein by reference from the Company's 1999 Annual Report to Stockholders.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Company held a Special Meeting of Stockholders on June 8, 1999.

     (b) At the Special Meeting of Stockholders, the following matter was voted upon:

         1. A proposal to approve the adoption of the Digital Microwave Corporation 1999 Employee Stock Purchase Plan.

                        Affirmative votes:       44,375,016
                        Negative votes:           5,575,143
                        Abstain:                     94,032
                        Non-votes:                        0

                                      PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The section labeled "Stock Information" appearing on page 36 of the Company's 1999 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The section labeled "Selected Consolidated Financial Data" appearing on page 17 of the Company's 1999 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 11 through 17 of the Company's 1999 Annual Report to Stockholders is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk:

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company invests in high-credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer and country. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. The portfolio is also diversified by tenor to ensure that funds are readily available as needed to meet the liquidity needs of the Company. This policy minimizes the requirement to sell securities in order to meet liquidity needs and therefore the potential effect of changing market rates on the value of securities sold.

     The table below presents principal amounts and related weighted average interest rates by year of maturity for the Company's investment portfolio.

                                                                        Years Ended March 31
                                                 ----------------------------------------------------------------
                                                   2000          2001          2002           2003           2004
(In thousands)                                     ----          ----          ----           ----           ----
Cash equivalents and short-term investments       $12,318          -             -              -              -
Weighted average interest rate                       5.19%         -             -              -              -


Foreign Currency Exchange Risk:

     The Company transacts business in various foreign countries. During fiscal 1998 and 1999, the Company employed a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge certain balance sheet and backlog transactions in non-functional currency transactions. Under this program, increases or decreases in the Company's foreign currency transactions when translated to the functional currency are partially offset by realized gains and losses on the hedging instruments. The goal of this program is to minimize net fluctuations in the value of these currencies which may cause short-term earnings volatility. As of March 31, 1999, the Company's foreign currency forward exchange contracts were comprised primarily of New Zealand dollars, British Pounds, Canadian dollars and European Monetary Units and totaled the US dollar equivalent of $25.1 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and supplementary data, and related notes and Report of Independent Public Accountants appearing on pages 18 through 35 of the Company's 1999 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                      PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The current executive officers of Digital Microwave are as follows:

             NAME             AGE                  POSITION
             ----             ---                  ---------

      Charles D. Kissner      52   Chairman of the Board and Chief Executive Officer
      Sam Smookler            59   President, Broadband, Long Haul and Services
      Jean-Francois Grenon    43   President, Narrowband Products
      Frank Carretta, Jr.     54   Senior Vice President, Worldwide Sales
      Carl A. Thomsen         54   Senior Vice President, Chief Financial Officer and Secretary
      John C. Brandt          42   Vice President and Corporate Controller
      Carol A. Goudey         51   Corporate Treasurer and Assistant Secretary
      Paul A. Kennard         48   Chief Technical Officer and Vice President, Corporate Marketing
      John P. O'Neil          61   Vice President, Personnel

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

     Mr. Sam Smookler joined the Company as President and Chief Operating Officer in January 1998. In October 1998, at the time of the merger with Innova Corporation, he became President, Broadband, Long Haul and Services. Prior to joining the Company, he served as President and Chief Operating Officer of Signal Technology Corporation, a manufacturer of electronic components and subsystems, from September 1997 to January 1998 and as President of East Coast Operations from February 1997 to September 1997. Prior to such time he served as Vice President and General Manager of the Interconnection Products Division of Augat Corporation, a manufacturer of telecommunications connection products, from November 1994 to February 1997. From February 1992 to October 1994, he served as General Manager of a division of M/A-COM.

     Mr. Jean-Francois Grenon joined the Company in October 1998 as President, Narrowband Products when Innova Corporation merged with the Company. Mr. Grenon joined Innova in February 1996 as its President and Chief Executive Officer, and had served as a Director of Innova since June 1996. From March 1994 to December 1995, Mr. Grenon served as President of Microwave Radio Corporation, Digital Radio Group, a division of California Microwave Radio that he helped found, which develops and manufactures digital millimeter wave radios.

     Mr. Frank Carretta, Jr. joined the Company as Vice President, Worldwide Sales and Service in October 1995 and was appointed Senior Vice President, Worldwide Sales, Service and Marketing in November 1996. Prior to joining Digital Microwave, Mr. Carretta served as Area Sales Director of M/A-COM from July 1992 to September 1995.

     Mr. Carl A. Thomsen joined the Company as Vice President, Chief Financial Officer and Secretary in February 1995. In April 1999, he was appointed Senior Vice President. Prior to joining the Company, he was Senior Vice President and Chief Financial Officer of Measurex Corporation, a manufacturer of sensor based process control systems.

     Mr. John C. Brandt joined the Company as Controller in June 1997 and was appointed Vice President in April 1999. Prior to joining the Company,
Mr. Brandt was employed with Honeywell-Measurex, a manufacturer of control systems, from 1981 to June 1997, where he served in a variety of financial positions, and most recently served as Operations Controller from 1988 to June 1997.

     Ms. Carol A. Goudey joined the Company as Treasurer in April 1996 and was additionally appointed Assistant Secretary in May 1996. Prior to joining Digital Microwave, she served as Acting Treasurer of California Micro Devices Corporation, a manufacturer of semiconductor devices, since 1994.

     Mr. Paul Kennard joined the Company as Vice President, Engineering in April 1996. He was appointed Chief Technical Officer and Vice President, Corporate Marketing in October 1998. From 1989 to March 1996, Mr. Kennard was with California Microwave Corporation, a satellite and wireless communications company, serving as Director of the Signal Processing Technology Department until his promotion in 1994 to Vice President of Engineering, and then to Senior Vice President of Engineering in 1995 for the Microwave Network Systems Division.

     Mr. John O'Neil joined the Company as Vice President, Personnel in May 1993. Mr. O'Neil was Vice President of Personnel and Administration of BEI Electronics, Inc., a defense electronics firm, from January 1989 to April 1993.

     Information concerning directors and executive officers under the caption "Election of Directors," "Board Meetings and Committees," "Security Ownership of Certain Beneficial Owners and Management" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on August 10, 1999 (the "Proxy Statement"), is incorporated herein by reference.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See "Business -- Manufacturing and Suppliers" under Item 1 of this Form 10-K and Note 4 of "Notes to Consolidated Financial Statements" of the Company's 1999 Annual Report to Stockholders incorporated herein by reference.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  1.   FINANCIAL STATEMENTS

          The following consolidated financial statements are contained in the Company's 1999 Annual Report to Stockholders and are incorporated herein by reference pursuant to Item 8:

               1.   Consolidated Balance Sheets as of March 31, 1999 and 1998.

               2. Consolidated Statements of Operations for each of the three years in the period ended March 31, 1999.

               3. Consolidated Statements of Stockholders' Equity for each of the three years in the period ended March 31, 1999.

               4. Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 1999.

               5.   Notes to Consolidated Financial Statements.

               6.   Report of Independent Public Accountants.


          2.   FINANCIAL STATEMENT SCHEDULES

          The following consolidated financial statement schedule for each of the three years in the period ended March 31, 1999 is submitted herewith:

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

         3.   EXHIBITS

              The Exhibit Index begins on Page 22 hereof.

     (b) There were no reports on Form 8-K filed by the Registrant during the quarter ended March 31, 1999.

     (c) See Item 14 (a) 3 above.

     (d) See Item 14 (a) 2 above.

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   June 28, 1999.

DIGITAL MICROWAVE CORPORATION

BY:       /S/ CHARLES D. KISSNER
   -------------------------------------
     Charles D. Kissner
     CHAIRMAN OF THE BOARD AND
     CHIEF EXECUTIVE OFFICER

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



SIGNATURES                                           SIGNING CAPACITY                                     DATE
----------                                           ----------------                                     ----

 /s/       CHARLES D. KISSNER                        Chairman of the Board and                            June 28, 1999
     ----------------------------                    Chief Executive Officer
           Charles D. Kissner

 /s/       CARL A. THOMSEN                           Senior Vice President, Chief Financial Officer &     June 28, 1999
     ----------------------------                    Secretary
           Carl A. Thomsen                           (Principal Financial and Accounting Officer)

 /s/       RICHARD C. ALBERDING                      Director                                             June 28, 1999
     ----------------------------
           Richard C. Alberding

 /s/       PAUL S. BACHOW                            Director                                             June 28, 1999
     ----------------------------
           Paul S. Bachow

 /s/       JOHN W. COMBS                             Director                                             June 28, 1999
     ----------------------------
           John W. Combs

 /s/       CLIFFORD H. HIGGERSON                     Director                                             June 28, 1999
     ----------------------------
           Clifford H. Higgerson

 /s/       JAMES D. MEINDL                           Director                                             June 28, 1999
     ----------------------------
           James D. Meindl

 /s/       V. FRANK MENDICINO                        Director                                             June 28, 1999
     ----------------------------
           V. Frank Mendicino

 /s/       BILLY B. OLIVER                           Director                                             June 28, 1999
     ----------------------------
           Billy B. Oliver

                                                     Director                                             June   , 1999
     ----------------------------

           Howard Oringer

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To Digital Microwave Corporation:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Digital Microwave Corporation's Annual Report incorporated by reference in this Form 10-K, and have issued our report thereon dated April 21, 1999. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in item 14a(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                      /s/ ARTHUR ANDERSEN LLP


San Jose, California
April 21, 1999

                                          SCHEDULE II



DIGITAL MICROWAVE CORPORATION
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(IN THOUSANDS)

-----------------------------------------------------------------------------------------------------
                                       BALANCE AT    CHARGED TO                 BALANCE
                                      BEGINNING OF    COSTS AND                  AT END
DESCRIPTION                              YEAR         EXPENSES    UTILIZED      OF YEAR
------------------------------------------------------------------------------------------------------
Year Ended March 31, 1999

Merger and
   Restructuring accrual:
     Innova merger costs                   -          $2,700       $2,700       $    -
     Severance costs                       -           4,200        3,300           900
     Facility termination costs            -           4,100        1,800         2,300
     Asset write-down                      -           5,800        5,000           800
     Goodwill                              -          13,100       13,100             -
                                    ------------------------------------------------------
                                           -         $29,900(A)   $25,900(B)     $4,000

(A) Approximately $12,200 consists of cash outflow.
(B) Approximately $8,200 consists of cash outflow.

(IN THOUSANDS)

-----------------------------------------------------------------------------------------------------
                                       BALANCE AT    CHARGED TO                  BALANCE
                                      BEGINNING OF    COSTS AND   DEDUCTIONS/    AT END
DESCRIPTION                              YEAR         EXPENSES     WRITE-OFF     OF YEAR
------------------------------------------------------------------------------------------------------
Year Ended March 31, 1999

        Allowance for
          doubtful accounts          $   3,999      $  4,608      $ (5,346)      $  3,261


Year Ended March 31, 1998

     Allowance for
           doubtful accounts         $   3,377      $    356      $    266(A)    $  3,999


Year Ended March 31, 1997

    Allowance for
          doubtful accounts          $   1,373      $  1,400      $    604(A)    $  3,377





(A) Net of transfers from other reserve accounts.

                                     EXHIBIT INDEX

EXHIBIT
NUMBER DESCRIPTION

2.1   Agreement and Plan of Reorganization and Amalgamation, dated December 22,
      1997, among the Company, South Amalgamation Sub Ltd. and MAS (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4 (File No. 333-45053)).

2.2   Agreement and Plan of Reorganization and Merger, dated as of July 22,
      1998, by and among Digital Microwave Corporation, Iguana Merger Corp. and
      Innova Corporation (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4 (File No. 333-62673)).

3.1   Restated Certificate of Incorporation, as amended as of March 24, 1998
      (incorporated by reference to Exhibit 3.1 to the Company's Annual
      Report on Form 10-K for the year ended March 31, 1998).

3.2 Amended and Restated Bylaws, dated as of October 8, 1998 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

4.1   Form of Common Stock Certificate (incorporated by reference to Exhibit
      4.1 to the Company's Annual Report on Form 10-K for the year ended
      March 31, 1988).

4.2 Amended and Restated Rights Agreement dated as of November 3, 1998 between the Company and ChaseMellon Shareholder Services, L.L.C., including the form of the Certificate of Designations for the Series A
      Junior Participating Stock (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
      September 30, 1998.

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



10.9  Technology Transfer & Marketing Agreement dated October 2, 1987 between
      Microelectronics Technology Inc. and the Company (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended March 31, 1988).

10.10 Product Acquisition Agreement dated as of September 23, 1992 between the Company and Microelectronics Technology, Inc. (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended March 31, 1993).

10.11 Product Acquisition Agreement dated as of December 28, 1992 between the
      Company and Microelectronics Technology, Inc. (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended March 31, 1993).

10.12 Teaming Agreement dated as of November 16, 1993 between the Company and
      Siemens AG (including the Supply Agreement dated November 16, 1993 between Siemens AG and E-Plus Mobilfunk GmbH) (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended March 31, 1994).

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


10.15 Credit Agreement, dated as of June 30, 1997, by and between the Company and Bank of America National Trust and Savings Association (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

10.16 Lease, dated April 5, 1995, by and between Metropolitan Life Insurance
      Company and Digital Microwave Corporation, relating to 180 Rose Orchard
      Way, San Jose, California (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended
      June 30, 1997).

10.17 Sublease Agreement, dated August 29, 1997, by and between Wyse
      Technology Inc., Digital Microwave Corporation and Wyse Technology
      Investments, Inc., relating to 3745 North First Street, San Jose,
      California (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended March 31,
      1998).

10.18 Purchase Agreement by and between the Company and Microelectronics
      Technology, Inc., dated as of January 15, 1998 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998).

10.19 Purchase Agreement by and between the Company and REMEC Inc., dated as of January 15, 1998 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended
      December 31, 1998).

10.20 Business Agreement by and between the Company and MTI, dated as of January 26, 1998 (incorporated by reference to Exhibit 10.3 to the
      Company's Quarterly Report on Form 10-Q for the quarter ended
      December 31, 1998).

10.21 Digital Microwave Corporation 1998 Non-Officer Employee Stock Option
      Plan (incorporated by reference to Exhibit 99.1 to the Company's
      Registration Statement on Form S-8 (File No. 333-48535)).





10.22 Product Purchase Agreement dated as of June 1, 1998, by and between
      Digital Microwave Corporation and Solectron Corporation (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

10.23 First Amendment to Credit Agreement dated as of June 1, 1998, by and between Digital Microwave Corporation and Bank of America National Trust and Savings Association (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
      1998).

10.24 Second Amendment to Credit Agreement dated as of July 22, 1998, effective as of June 30, 1998, by and between Digital Microwave
      Corporation and Bank of America National Trust and Savings Association
      (incorporated by reference to Exhibit 10.3 to the Company's Quarterly
      Report on Form 10-Q for the quarter ended June 30, 1998).

10.25 Product Purchase Agreement, dated as of July 30, 1998, by and between
      Digital Microwave Corporation and REMEC Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

10.26 Restated Employment Agreement, dated as of August 3, 1998, by and between Digital Microwave Corporation and Charles D. Kissner
      (incorporated by reference to Exhibit 10.2 to the Company's Quarterly
      Report on Form 10-Q for the quarter ended September 30, 1998).

10.27 Third Amendment to Credit Agreement dated as of September 30, 1998, by and between Digital Microwave Corporation and Bank of America National
      Trust and Savings Association (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended
      September 30, 1998).

10.28 Loan and Security Agreement dated as of October 1, 1998 between the
      Company and Greyrock Capital and related (a) Schedule to Loan and
      Security Agreement and (b) Secured Promissory Note, each as of the same date (incorporated by reference to Exhibit 10.4 to the Company's
      Quarterly Report on Form 10-Q for the quarter ended December 31, 1998).

10.29 Employment Agreement dated as of October 8, 1998 between the Company and Jean-Francois Grenon (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended
      December 31, 1998).

10.30 Amended and Restated Agreement dated as of October 30, 1998 between the
      Company and Bank of America National Trust and Savings Association
      (incorporated by reference to Exhibit 10.6 to the Company's Quarterly
      Report on Form 10-Q for the quarter ended December 31, 1998).

10.31 Digital Microwave Corporation 1999 Non-Officer Employee Restricted
      Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the
      Company's Registration Statement on Form S-8 (File No. 333-76233)).

10.32 Digital Microwave Corporation 1999 Employee Stock Purchase Plan
      (incorporated by reference to Exhibit 99.1 to the Company's Registration
      Statement on Form S-8 (File No. 333-80281)).

10.33 Form of Employment Agreement between the Company and Frank Carretta, Jr.,
      Paul A. Kennard, Sam Smookler and Carl A. Thomsen.

10.34 Form of Employment Agreement between John C. Brandt, Carol A. Goudey and John P. O'Neil.

13.1 Portions of 1999 Annual Report to Stockholders incorporated herein by reference.

21.1 List of subsidiaries.



23.1 Consent of Independent Public Accountants (included on page 26 of this
     Annual Report on Form 10-K).

24.1 Power of Attorney (included on page 19 of this Annual Report on Form 10-K).

27.1 Financial Data Schedule for the fiscal year ended March 31, 1999.

27.2 Restated Financial Data Schedule for the fiscal year ended March 31, 1998.

27.3 Restated Financial Data Schedule for the fiscal year ended March 31, 1997.

                                                                        PAGE 25

                                                               EXHIBIT 23.1

                 CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



     As independent public accountants, we hereby consent to the incorporation of our reports included (or incorporated by reference) in this Form 10-K into the Company's previously filed Registration Statements (File Nos. 33-16539, 33-37173, 33-43155, 33-85270, 33-94438, 333-00855, 333-11385,
333-11387, 333-11389, 333-25953, 333-48533, 333-48535, 333-46867, 333-62673,
333-45053, 333-66857, 333-73007, 333-76233 and 333-80281) on Form S-8.

                                                     /s/ ARTHUR ANDERSEN LLP


San Jose, California
June 24, 1999