Form 10-K/A
period 1998-03-31
DIGITAL MICROWAVE CORP /DE/
filed 1999-08-05
CIK 812703

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                ----------------------
                                      FORM 10-K/A

                                     Amendment No. 2
                                      to Form 10-K
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE FISCAL YEAR ENDED MARCH 31, 1998.

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

                               EXPLANATORY NOTE

     This Amendment No. 2 on Form 10-K/A to the Annual Report on Form 10-K for the fiscal year ended March 31, 1998 replaces the previous Form 10-K filing in its entirety.

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

Date:     August 4, 1999.

DIGITAL MICROWAVE CORPORATION

BY:        /S/ CHARLES D. KISSNER*
     ------------------------------
     Charles D. Kissner
     CHAIRMAN OF THE BOARD AND
     CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 SIGNATURES                      SIGNING CAPACITY                DATE
 ----------                      ----------------                ----
 /s/  CHARLES D. KISSNER*        Chairman of the Board and      August 4, 1999
------------------------------   Chief Executive Officer
      Charles D. Kissner

 /s/  CARL A. THOMSEN            Vice President, Chief          August 4, 1999
------------------------------   Financial Officer & Secretary
      Carl A. Thomsen            (Principal Financial and
                                 Accounting Officer)

 /s/  RICHARD C. ALBERDING*      Director                       August 4, 1999
------------------------------
      Richard C. Alberding

 /s/  JOHN W. COMBS*             Director                       August 4, 1999
------------------------------
      John W. Combs

 /s/  CLIFFORD H. HIGGERSON*     Director                       August 4, 1999
------------------------------
      Clifford H. Higgerson

 /s/  JAMES D. MEINDL*           Director                       August 4, 1999
------------------------------
      James D. Meindl

 /s/  BILLY B. OLIVER*           Director                       August 4, 1999
------------------------------
      Billy B. Oliver

 /s/  HOWARD ORINGER*            Director                       August 4, 1999
------------------------------
      Howard Oringer

By:   /s/ CARL A. THOMSEN                                       August 4, 1999
   ---------------------------
         Carl A. Thomsen
        Attorney-in-fact


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
---------------------------------------------------------------------------------------
Year Ended March 31, 1998

     Allowance for
        doubtful accounts          $3,362         $  356         $ (77)(A)      $3,795


Year Ended March 31, 1997

     Allowance for
        doubtful accounts          $1,373         $1,400         $(589)(A)      $3,362


Year Ended March 31, 1996

     Allowance for
        doubtful accounts          $1,413         $  580         $ 620          $1,373


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


San Jose, California
July 30, 1998