Form 10-Q/A
period 1998-12-31
DIGITAL MICROWAVE CORP /DE/
filed 1999-08-05
CIK 812703

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-Q/A
                            AMENDMENT NO. 1 TO FORM 10-Q
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

                                  EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 replaces the previous Form 10-Q filing in its entirety.

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



See accompanying Notes to Condensed Consolidated Financial Statements.

                            DIGITAL MICROWAVE CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share amounts)
                                     (Unaudited)



                                                            Three Months Ended            Nine Months Ended
                                                               December 31,                 December 31,
                                                               ------------                 ------------
                                                            1998           1997           1998           1997
                                                         ---------     ---------       ---------      --------
Net sales                                                $ 58,278        $93,885       $176,774       $251,271
Cost of sales                                              46,513         58,514        141,491        160,396
Inventory valuation charges                                37,739              0         37,739              0
                                                         ---------     ---------       ---------      --------
Gross profit (loss)                                       (25,974)        35,371         (2,456)        90,875
                                                         ---------     ---------       ---------      --------

Operating expenses:
     Research and development                               5,231          6,334         18,118         17,454
     Selling, general and administrative                   12,611         17,096         43,881         47,984
     Merger and restructuring charges                      22,728              0         29,941              0
                                                         ---------     ---------       ---------      --------

       Total operating expenses                            40,570         23,430         91,940         65,438
                                                         ---------     ---------       ---------      --------

Operating income (loss)                                   (66,544)        11,941        (94,396)        25,437
Other income (expense):
     Interest and other
      income (expense), net                                  (342)           591          1,047          2,805
     Interest expense                                        (163)           (23)          (199)          (581)
                                                         ---------     ---------       ---------      --------

Income (loss) before provision for
      income taxes                                        (67,049)        12,509        (93,548)        27,661

Provision for income taxes                                    425          1,754            522          4,461
                                                         ---------     ---------       ---------      --------

Net income (loss)                                        $(67,474)       $10,755       $(94,070)      $ 23,200
                                                         ---------     ---------       ---------      --------
                                                         ---------     ---------       ---------      --------

Basic earnings (loss) per share                          $  (1.09)     $    0.20       $  (1.53)      $   0.48
                                                         ---------     ---------       ---------      --------
                                                         ---------     ---------       ---------      --------

Diluted earnings (loss) per share                        $  (1.09)     $    0.19       $  (1.53)      $   0.46
                                                         ---------     ---------       ---------      --------
                                                         ---------     ---------       ---------      --------

Basic weighted average shares
     outstanding                                           61,713         53,908         61,519         48,210
Diluted stock options                                           0          2,697              0          2,311
                                                         ---------     ---------       ---------      --------
Diluted weighted average shares
     outstanding                                           61,713         56,605         61,519         50,521
                                                         ---------     ---------       ---------      --------
                                                         ---------     ---------       ---------      --------



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

MERGER AND RESTRUCTURING CHARGES

     Merger and restructuring charges of $22.7 million were recorded in the third quarter ended December 31, 1998. These charges included $2.7 million for merger costs consisting primarily of fees for the investment banker, legal and accounting services related to the Innova merger, $2.8 million for severance costs, $4.1 million for facility termination costs, and an impairment loss of $13.1 million resulting from the reduction of the carrying value of goodwill and other assets related to Granger Inc., a subsidiary of the Company. Due to a change in business conditions, the Company is pursuing the sale of the assets related to the Granger operations.

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

     In February 1998 the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" which is effective for fiscal years beginning after December 15, 1998. This SOP requires capitalization of certain costs incurred in the development of internal-use software, including external direct material and service costs, employee payroll and payroll-related costs, and interest. Currently the Company capitalizes the costs of computer software purchased for internal use, but expenses internally developed computer software. The Company believes that the adoption of SOP 98-1 will not have a material effect on the Company's financial statements.

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

ITEM 2 -MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the percentage relationships of certain items from the Company's Condensed Consolidated Statements of Operations as percentages of net sales:



                                                       Three Months Ended            Nine Months Ended
                                                          December 31,                   December 31,
                                                          -----------                    ------------
                                                       1998           1997           1998           1997
                                                       ----           ----           ----           ----

Net sales                                              100.0%         100.0%         100.0%         100.0%
Cost of sales                                           79.8           62.3           80.0           63.8
Inventory valuation charges                             64.8              -           21.4              -
                                                     -------          -----          -----          -----
Gross profit (loss)                                    (44.6)          37.7           (1.4)          36.2

Research & development                                   9.0            6.7           10.2            6.9
Selling, general & administrative                       21.6           18.2           24.8           19.1
Restructuring costs                                     39.0              -           17.0              -
                                                     -------          -----          -----          -----
Operating income (loss)                               (114.2)          12.8          (53.4)          10.2

Other income, net                                       (0.9)           0.6            0.5            0.8
                                                     -------          -----          -----          -----
Income (loss) before provision
     for income taxes                                 (115.1)          13.4          (52.9)          11.0
Provision for income taxes                               0.7            1.9            0.3            1.8
                                                     -------          -----          -----          -----

       Net income (loss)                              (115.8)%         11.5%         (53.2)%          9.2%
                                                     -------          -----          -----          -----
                                                     -------          -----          -----          -----

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

Selling, general and administrative expenses decreased to $12.6 million in the third quarter of Fiscal 1999 from $17.1 million in the third quarter of Fiscal 1998. As a percentage of net sales, selling, general and administrative expenses were 21.6% in the third quarter of Fiscal 1999 compared to 18.2% in the comparable quarter of Fiscal 1998. Such increase in percentage was due primarily to the decrease in net sales over the comparable period. The decrease in selling, general and administrative expenses in absolute dollars was mostly attributable to the workforce reductions in the first and third quarters of Fiscal 1999. Selling, general and administrative expenses of $43.9 million in the first nine months of Fiscal 1999 decreased from $48.0 million in the first nine months of Fiscal 1998. The decrease in selling, general and administrative expenses between these periods is due to the workforce reduction in the first and third quarters of Fiscal 1999.
Partially offsetting this decrease is an increase in the provision for bad debts which is included in selling, general and administrative expenses. The provision for bad debts included in the first nine months of Fiscal 1999 was $4.3 million compared to $1.2 million in the first nine months of Fiscal 1998 and includes one account for $2.7 million related to an Asian customer. A further discussion is included under "CONCENTRATION OF CREDIT RISK," at page
10.

Merger and restructuring charges of $22.7 million were recorded in the third quarter ended December 31, 1998. These charges included $2.7 million for merger costs consisting primarily of fees for the investment banker, legal and accounting services related to the Innova merger, $2.8 million for severance costs, $4.1 million for facility termination costs, and an impairment loss of $13.1 million resulting from the reduction of the carrying value of goodwill and other assets related to Granger Inc., a subsidiary of the Company. The Company is pursuing the sale of assets related to the Granger operations due to a change in business conditions. Approximately $9.6 million of the $22.7 million in merger and restructuring charges will be a cash outflow, of which $3.7 million has been paid as of December 31, 1998. The remaining amounts are expected to be paid during Fiscal 2000.

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



                                   DIGITAL MICROWAVE CORPORATION





Date:  August 4,1999               By  /s/   Carl A. Thomsen
                                        -----------------------------------
                                         Carl A. Thomsen
                                         Vice President, Chief Financial Officer
                                         and Secretary