Form 10-Q
period 1999-06-30
DIGITAL MICROWAVE CORP /DE/
filed 1999-08-16
CIK 812703

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  Commission file number: 0-15895

June 30, 1999
-------------
                          DIGITAL MICROWAVE CORPORATION
               ---------------------------------------------------
               (Exact name of registrant specified in its charter)

             DELAWARE                                         77-0016028
---------------------------------                        ----------------------
   (State or other jurisdiction                             (IRS employer
of incorporation or organization)                        identification number)

         170 ROSE ORCHARD WAY
           SAN JOSE, CA                                          95134
---------------------------------                         ---------------------
(Address of Principal Executive Offices)                       (Zip Code)

Registrant's telephone number, including area code:           (408) 943-0777
                                                          ---------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X                  No   _______
                               --------

The number of outstanding shares of the Registrant's common stock, par value $.01 per share, was 63,890,557 on August 6, 1999.

                                      INDEX

                                                                                                        PAGE
COVER PAGE                                                                                               1

INDEX                                                                                                    2

PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements

                    Condensed Consolidated Balance Sheets                                                3

                    Condensed Consolidated Statements of Operations                                      4

                    Condensed Consolidated Statements of Cash Flows                                      5

                    Notes to Condensed Consolidated Financial Statements                                 6-11

         Item 2 - Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                                       12-18

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk                            18

PART II - OTHER INFORMATION

         Item 4 - Submission of Matters to a Vote of Security Holders                                   19
         Item 5 - Other Information                                                                     19
         Item 6 - Exhibits and Reports on Form 8-K                                                      19


SIGNATURE                                                                                               21

                         PART I - FINANCIAL INFORMATION

                          ITEM I - FINANCIAL STATEMENTS

                                          DIGITAL MICROWAVE CORPORATION
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (In thousands)

                                                                     June 30, 1999             March 31, 1999
                                                                 -----------------------   -----------------------
                                                                      (Unaudited)
ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                  $          17,461         $          21,518
      Short-term investments                                                 5,923                     5,745
      Accounts receivable, net                                              75,659                    60,253
      Inventories                                                           46,922                    50,610
      Deferred tax asset                                                     2,901                     3,009
      Other current assets                                                   7,793                    12,827
                                                                 -----------------------   -----------------------
           TOTAL CURRENT ASSETS                                            156,659                   153,962

PROPERTY AND EQUIPMENT, NET                                                 42,216                    43,025
OTHER ASSETS                                                                 5,037                     5,177
                                                                 -----------------------   -----------------------
           TOTAL ASSETS                                           $        203,912         $         202,164
                                                                 -----------------------   -----------------------
                                                                 -----------------------   -----------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Current portion of long-term debt                           $            888         $             725
      Current maturities of capital lease obligations                          686                       862
      Accounts payable                                                      29,646                    25,116
      Income taxes payable                                                   1,388                     1,399
      Accrued liabilities                                                   36,002                    40,613
                                                                 -----------------------   -----------------------
           TOTAL CURRENT LIABILITIES                                        68,610                    68,715

LONG-TERM LIABILITIES:
      Long-term debt, net of current portion                                 1,733                     1,896
      Capital lease obligations, net of current maturities                     306                       340
                                                                 -----------------------   -----------------------
           TOTAL LIABILITIES                                                70,649                    70,951
                                                                 -----------------------   -----------------------

STOCKHOLDERS' EQUITY
      Common stock and paid-in capital                                     253,291                   251,135
      Accumulated deficit                                                 (115,264)                 (115,424)
      Accumulated other comprehensive loss                                  (4,764)                   (4,498)
                                                                 -----------------------   -----------------------
           TOTAL STOCKHOLDERS' EQUITY                                      133,263                   131,213
                                                                 -----------------------   -----------------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $         203,912         $         202,164
                                                                 -----------------------   -----------------------
                                                                 -----------------------   -----------------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                    DIGITAL MICROWAVE CORPORATION
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
                               (In thousands, except per share amounts)
                                             (Unaudited)

                                                                        Three Months Ended
                                                                             June 30,
                                                            -------------------------------------------
                                                                   1999                   1998
                                                            --------------------   --------------------
NET SALES                                                            $   65,954             $   63,211

     Cost of sales                                                       47,837                 49,502
                                                            --------------------   --------------------
GROSS PROFIT                                                             18,117                 13,709
                                                            --------------------   --------------------

OPERATING EXPENSES:

     Research and development                                             5,768                  6,583

     Selling, general and administrative                                 11,513                 16,272

     Merger and restructuring charges                                         -                  7,213
                                                            --------------------   --------------------
         TOTAL OPERATING EXPENSES                                        17,281                 30,068
                                                            --------------------   --------------------

OPERATING INCOME (LOSS)                                                     836                (16,359)

OTHER INCOME (EXPENSE):

     Interest income                                                        247                    417

     Interest expense                                                      (245)                   (31)

     Other income(expense), net                                            (638)                   519
                                                            --------------------   --------------------
         TOTAL OTHER INCOME (EXPENSE), NET                                 (636)                   905
                                                            --------------------   --------------------


INCOME (LOSS) BEFORE INCOME TAXES                                           200                (15,454)

     Provision for income taxes                                              40                     28
                                                            --------------------   --------------------
NET INCOME (LOSS)                                                      $    160             $  (15,482)
                                                            --------------------   --------------------
                                                            --------------------   --------------------
BASIC EARNINGS (LOSS) PER SHARE                                       $    0.00             $    (0.25)
                                                            --------------------   --------------------
                                                            --------------------   --------------------
DILUTED EARNINGS (LOSS) PER SHARE                                     $    0.00             $    (0.25)
                                                            --------------------   --------------------
                                                            --------------------   --------------------
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                                62,886                 61,351

Impact of diluted stock options and warrants                              5,174                      -
                                                            --------------------   --------------------
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                              68,060                 61,351
                                                            --------------------   --------------------
                                                            --------------------   --------------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                        DIGITAL MICROWAVE CORPORATION
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                                (In thousands)
                                                  (Unaudited)

                                                                                   Three Months Ended
                                                                                       June 30,
                                                                         --------------------------------------
                                                                               1999                 1998
                                                                         -----------------    -----------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                                $   160            $ (15,482)
 Adjustments to reconcile net income (loss) to net cash
          used for operating activities:
      Adjustment to conform year-end of pooled company                                  -                1,804
      Depreciation and amortization                                                 4,874                4,712
      Provision for uncollectable accounts                                            201                1,838
      Provision for inventory reserves                                                270                2,210
      Provision for warranty reserves                                               1,968                1,975
      Changes in assets and liabilities:
          Decrease (increase) in accounts receivable                              (15,570)              10,351
          Decrease (increase) in inventories                                        3,325              (18,057)
          Decrease (increase) in other assets                                       5,844                 (110)
          Increase  in accounts payable                                             4,574                  663
          Decrease in income tax payable                                              (11)                (565)
          Decrease in other accrued liabilities                                    (6,576)              (7,734)
                                                                         -----------------    -----------------
 NET CASH USED FOR OPERATING ACTIVITIES                                              (941)             (18,395)
                                                                         -----------------    -----------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of available-for-sale securities                                    (1,142)              (6,042)
      Proceeds from available-for-sale securities                                     964               27,723
      Proceeds from sale of other assets                                                -                  461
      Purchase of property and equipment                                           (4,694)             (12,829)
                                                                         -----------------    -----------------
 NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                              (4,872)               9,313
                                                                         -----------------    -----------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Payment of capital lease obligations                                           (210)                (698)
      Proceeds from sale of Common Stock                                            2,126                  351
                                                                         -----------------    -----------------
 NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                               1,916                 (347)
                                                                         -----------------    -----------------
 Effect of exchange rate changes in cash                                             (160)                 956
                                                                         -----------------    -----------------
 NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (4,057)              (8,473)
 Cash and cash equivalents at beginning of period                                  21,518               27,585
                                                                         -----------------    -----------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $  17,461            $  19,112
                                                                         -----------------    -----------------
                                                                         -----------------    -----------------
 SUPPLEMENTAL DATA

      Interest paid                                                                   220                  716

      Income taxes paid                                                                 -                   27

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             DIGITAL MICROWAVE CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

BASIS OF PRESENTATION

       The condensed consolidated financial statements include the accounts of Digital Microwave Corporation and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated. Prior-year reported results have been restated to reflect the October 1998 merger with Innova Corporation ("Innova").

       While the financial information furnished is unaudited, the financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in connection with the Digital Microwave Corporation financial statements included in the Company's annual report and Form 10-K for the fiscal year ended March 31, 1999.

CASH AND CASH EQUIVALENTS

       For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

INVENTORIES

      Inventories are stated at the lower of cost (first-in, first-out) or market where cost includes material, labor and manufacturing overhead. Inventories consist of (in thousands):

                                     June 30, 1999              March 31, 1999
                                     -------------              --------------
                                      (Unaudited)
         Raw materials                     $23,587                     $25,616
         Work in process                    11,276                       9,537
         Finished goods                     12,059                      15,457
                                          --------                     -------
                                           $46,922                     $50,610
                                          --------                     -------
                                          --------                     -------


OTHER ASSETS

      Included in other assets are goodwill and other intangibles which are being amortized on a straight line basis over their useful lives ranging from 5 to 10 years, as well as minority investments accounted for using the cost method of accounting.

RESTRUCTURING COSTS

         Merger and restructuring charges of $29.9 million were recorded in Fiscal 1999, of which $7.2 million was recorded in the first quarter of Fiscal 1999 and consisted of $5.8 million related to the discontinuance of several internal information technology systems projects and $1.4 million for severance and related costs associated with a reduction in the Company's workforce. Total Fiscal 1999 charges consisted of $2.7 million for investment banker, legal, and accounting fees related to the Innova merger consummated in October 1998, $4.2 million for severance costs, $4.1 million for facility termination costs, a write-off of $5.8 million related to the discontinuance of several projects related to the implementation of software purchased for internal use, and a write-off of goodwill and certain assets related to the Company's subsidiary, Granger, Inc., totaling $13.1 million. The assets of Granger, Inc. were sold in March 1999. Approximately $12.2 million of the $29.9 million in merger and restructuring charges will be a cash outflow, of which $9.0 million has been paid as of June 30, 1999. The remaining amounts are expected to be paid before the end of Fiscal 2000, and consist of $0.7 million for severance costs, $1.8 million for facility termination costs, and $0.8 million for purchased commitments of software.

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

FINANCIAL INSTRUMENTS

         The Company enters into forward foreign exchange contracts to hedge some of its firm committed backlog and certain assets and liabilities denominated in foreign currencies. At June 30, 1999, the Company had forward foreign exchange contracts to exchange various foreign currencies for U.S. dollars in the gross amount of $38.3 million. Market value gains and losses on forward foreign exchange contracts are recognized as offsets to the exchange gains or losses on the hedged transactions.

NET INCOME (LOSS) PER SHARE

         The Financial Accounting Standards Board (the "FASB") issued Statement on Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." Under SFAS 128, basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares and potentially dilutive securities outstanding during the period. Net loss per share is computed using only the weighted average number of common shares outstanding during the period, as the inclusion of potentially dilutive securities would be anti-dilutive.

MERGERS AND ACQUISITIONS

         In October 1998, stockholders approved the issuance of Common Stock of the Company pursuant to an agreement to merge with Innova Corporation ("Innova"), a Washington corporation, which designs, manufactures, markets, and supports digital microwave radio links for the worldwide telecommunications market. Under the terms of the agreement, the Company exchanged 1.05 shares of its Common Stock for each outstanding share of Innova stock, stock options, and warrants. The Company issued approximately 14.7 million shares to Innova shareholders upon consummation of the merger. The combination qualified as a tax-free reorganization accounted for as a pooling-of-interests transaction. Accordingly, the historical financial statements of the Company have been restated to reflect the results of Innova for all periods presented.

         The following table shows the reconciliation of the historical results of the Company to the results presented in the accompanying Statements of Operations for the quarter ended June 30, 1998 (in thousands).


        Revenue:
                           Digital Microwave                      $ 53,003
                           Innova                                   10,208
                           Intercompany sales                            -
                                                                  ---------
                             Total                                $ 63,211
                                                                  ---------
                                                                  ---------
        Net Income:

                           Digital Microwave                      $(13,962)
                           Innova                                   (1,520)
                           Intercompany profit eliminations              -
                                                                  ---------
                             Total                                $(15,482)
                                                                  ---------
                                                                  ---------

LITIGATION AND CONTINGENCIES

         The Company is subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, these proceedings will not have a material adverse effect on the financial position and results of operations of the Company.

CONCENTRATION OF CREDIT RISK

         Trade receivables concentrated with certain customers primarily in the telecommunications industry and in certain geographic locations potentially subject the Company to concentration of credit risk. In addition to sales in Western Europe and North America, the Company actively markets and sells products in Asia, Eastern Europe, South America, the Middle East and Africa. The Company performs on-going credit evaluations of its customers' financial conditions and generally requires no collateral, although sales to Asia, Eastern Europe, South America, the Middle East and Africa are primarily paid through letters of credit. During Fiscal 1999, the Company wrote off a $2.7 million receivable related to an Asian customer that filed for bankruptcy protection.

COMPREHENSIVE INCOME

         In June 1997, the FASB issued Statement on Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The following table reconciles comprehensive income under the provisions of SFAS 130 for the three months ended June 30, 1999 and 1998 (in thousands).

                                                                                For the Three Months Ended
                                                                                          June 30,
                                                                                ---------------------------
                                                                                   1999              1998
                                                                                  ------          ---------
         Net income (loss)                                                        $  160          $(15,482)
         Other comprehensive loss, net of tax
              Unrealized currency loss                                              (257)           (2,176)
              Unrealized holding loss on short-term investments                       (9)                -
                                                                                  -------         --------
         Comprehensive loss                                                       $ (106)         $(17,658)
                                                                                  -------         --------
                                                                                  -------         --------


NEW ACCOUNTING PRONOUNCEMENTS

         In February 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for fiscal years beginning after December 15, 1998. This SOP requires capitalization of certain costs incurred in the development of internal-use software, including external direct material and service costs, employee payroll and payroll-related costs, and interest. The Company has adopted of SOP 98-1 for the fiscal year ending March 31, 2000. The adoption will not have a material effect on the Company's financial statements.

         In June 1998, the FASB issued Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for the reporting and display of comprehensive income and its components in general purpose financial statements. SFAS 133 is effective for companies with fiscal years beginning after June 15, 2000. SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company believes that the adoption of this new pronouncement will not have a material effect on the Company's financial statements.

OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

         The Company is organized into two operating segments; Products and Services. The Chief Executive Officer has been identified as the Chief Operating Decision-Maker as defined by SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." Resources are allocated to each of these groups using information on their revenues and operating profits before interest and taxes.

         The products operating segment includes the SPECTRUM II, XP4, DART, Altium and digital microwave systems for digital transmission markets and designs, develops, and manufactures these products in Seattle, Washington; San Jose, California; and, Wellington, New Zealand. The Services operating segment includes, but is not limited to installation, repair, network design, path surveys, integration, and other services.

         The following table sets forth revenues and operating profit (loss) by operating segments for the quarters ended June 30 (in thousands):

                                                                1999                       1998
                                                                ----                       ----
         Products:
                  Revenues                                      $62,641                   $57,194
                  Operating profit (loss)                           796                   (15,515)

         Services:
                  Revenues                                        3,313                     6,017
                  Operating profit (loss)                            40                      (844)

         Total:
                  Revenues                                      $65,954                   $63,211
                  Operating profit (loss)                           836                   (16,359)


         The following table sets forth revenues from unaffiliated customers by product for the quarters ended June 30 (in thousands):

                                                                1999                        1998
                                                                -----                       ----
         SPECTRUM II                                            $29,520                   $30,789
         XP4                                                     13,074                    10,208
         DXR                                                     11,008                     5,020
         Altium                                                   5,242                       520
         Quantum                                                    408                     2,743
         M-Series                                                   338                     1,714
         Other Products                                           3,051                     6,200
                                                                -------                   -------
                  Total Products                                 62,641                    57,194
                  Total Services                                  3,313                     6,017
                                                                -------                   -------
         Total Revenue                                          $65,954                   $63,211
                                                                -------                   -------
                                                                -------                   -------

         The following table sets forth revenues from unaffiliated customers by geographic region for the quarters ended June 30 (in thousands):

                                                                 1999                      1998
                                                                 ----                      ----
         United States                                          $11,855                    $9,541
         Other Americas                                           7,567                    11,598
         Europe                                                  18,739                    26,745
         Africa                                                   7,263                     1,555
         China                                                   11,435                     2,573
         Other Asia/Pacific                                       9,095                    11,199
                                                                 ------                   -------
         Total Revenue                                          $65,954                   $63,211
                                                                 ------                   -------
                                                                 ------                   -------

         Long-lived assets by country and consisting of net property and equipment was as follows (in thousands):

                                                           June 30, 1999             March 31, 1999
                                                           -------------             --------------
         United States                                          $27,820                   $28,043
         United Kingdom                                          11,001                    11,621
         Other foreign countries                                  3,395                     3,361
                                                                -------                   -------
         Total property and equipment, net                      $42,216                   $43,025
                                                                -------                   -------
                                                                -------                   -------

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the percentage relationships of certain items from the Company's Condensed Consolidated Statements of Operations as percentages of net sales:

                                                                                       Three Months Ended
                                                                                             June 30,
                                                                                     -----------------------
                                                                                      1999              1998
                                                                                     -----             -----
Net sales                                                                            100.0%            100.0%
Cost of sales                                                                         72.5              78.3
                                                                                     -----             -----
Gross profit                                                                          27.5              21.7

Research & development                                                                 8.7              10.4
Selling, general & administrative                                                     17.5              25.8
Restructuring costs                                                                    -                11.4
                                                                                     -----             -----
Operating income (loss)                                                                1.3             (25.9)

Other income (expense), net                                                           (1.0)              1.4
                                                                                      -----           ------
Income (loss) before provision for income taxes                                        0.3             (24.5)

Provision for income taxes                                                             0.1               0.0
                                                                                     -----             -----
          Net income (loss)                                                            0.2%            (24.5)%
                                                                                     -----             -----
                                                                                     -----             -----

Net sales for the first quarter of Fiscal 2000 were $66.0 million, compared to $63.2 million reported in the same quarter of Fiscal 1999. The increase in net sales was primarily due to increased sales of the Altium (TM) and DXR product lines. Sales in the Asia/Pacific region increased 49% to $20.5 million in the first quarter of Fiscal 2000 compared to $13.8 million in the same quarter of Fiscal 1999. Sales to China, included in the Asia/Pacific region, were $11.4 million in the first quarter of Fiscal 2000 and $2.6 million in the comparable quarter of the prior year. The Company also saw a substantial increase in sales in Africa, $7.3 million in the first quarter of Fiscal 2000 compared to $1.6 million in the first quarter of Fiscal 1999. The Company experienced sales declines in Europe, $18.7 million in the first quarter of Fiscal 2000 compared to $26.7 million in the first quarter of Fiscal 1999. Sales decreased slightly in the Americas, $19.4 million in the first quarter of Fiscal 2000 compared to $21.1 million in the first quarter of Fiscal 1999. Sales to U.S. customers, included in the Americas region, were $11.9 million in the first quarter of Fiscal 2000 compared to $9.5 million in the first quarter of Fiscal 1999.

During the first quarter of Fiscal 2000, the Company received $67.8 million in new orders shippable over the next twelve months, compared to $54.3 million in the first quarter of Fiscal 1999, an increase of 25%. Twelve-month backlog at June 30, 1999 was $65.7 million, compared to $63.9 million at March 31, 1999.

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

Gross profit as a percentage of net sales for the first quarter of Fiscal 2000 was 27.5% compared to 21.7% in the same quarter of Fiscal 1999. The increase in gross profit was primarily the result of improved manufacturing capacity utilization.

Research and development expenses decreased by $0.8 million, to $5.8 million in the first quarter of Fiscal 2000 from $6.6 million in the same period in Fiscal 1999. As a percentage of net sales, research and development expenses were 8.7% in the first quarter of Fiscal 2000 compared to 10.4% in the first quarter of Fiscal 1999. Such decrease was due primarily to workforce reductions in the first and third quarters of Fiscal 1999. See page 7, "Notes to Condensed Consolidated Financial Statements - Restructuring Costs." Research and development expense in the first quarter of Fiscal 2000 was primarily for further development of the Altium product line. The Company remains committed to continuing its new product rollouts in order to maintain and enhance its competitive position.

Selling, general and administrative expenses decreased to $11.5 million in the first quarter of Fiscal 2000 from $16.3 million in the first quarter of Fiscal 1999. As a percentage of net sales, selling, general and administrative expenses were 17.5% in the first quarter of Fiscal 2000 compared to 25.5% in the comparable quarter of Fiscal 1999. The decrease in selling, general and administrative expenses in absolute dollars was attributable to workforce reductions and other cost initiatives taken in the first and third quarters of Fiscal 1999. See page 7, " Notes to Condensed Consolidated Financial Statements
- Restructuring Costs."

The restructuring costs of $7.2 million in the first quarter of Fiscal 1999 consisted of a write off of $5.8 million related to the discontinuance of several internal information technology ("IT") systems projects and $1.4 million for severance and related costs associated with a reduction in the Company's workforce. See page 7, " Notes to Condensed Consolidated Financial Statements Restructuring Costs."

Interest income decreased to $0.2 million in the first quarter of Fiscal 2000 from $0.4 million in the similar quarter of Fiscal 1999. This decrease was due primarily to lower average cash balances available for investing. The increase in interest expense in the first quarter of Fiscal 2000 was primarily attributable to higher debt balances as compared to the same quarter of the prior year. Other income (expense), net changed to $0.6 million income in the first quarter of Fiscal 2000 from $0.5 million expense in the first quarter of Fiscal 1999 primarily due to foreign exchange gains and losses.

In the first quarter of Fiscal 2000, the Company recorded a provision for income taxes at less than the statutory rate primarily due to the anticipated utilization of net operating loss carry forwards in Fiscal 2000. The Company did not record a tax benefit in the first quarter of Fiscal 1999, as it could not be certain of profitability in Fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used for operating activities in the first quarter of Fiscal 2000 was $0.9 million, compared to net cash used for operating activities of $18.4 million in the first quarter of Fiscal 1999. The decline in cash used for operations was primarily the result of a substantial net loss for the first quarter of Fiscal 1999 compared to net income for the first quarter of Fiscal 2000. In addition, inventories decreased $3.3 million in the first quarter of Fiscal 2000 compared to an increase of $18.1 million in the same period of Fiscal 1999 as a result of improved inventory management.

Accounts receivable increased $15.6 million in the first quarter of Fiscal 2000 due to some extended payment terms and the timing of shipments as 55% of the Company's shipments occurred in the last month of the quarter.

Purchases of property and equipment decreased to $4.7 million in the first quarter of Fiscal 2000 from $12.8 million in the first quarter of Fiscal 2000 and was mostly attributable to test equipment purchases by the Company's Seattle manufacturing location and payments on the Company's new manufacturing facility in the United Kingdom in the first quarter of Fiscal 1999. Partially offsetting cash used for operating activities and investing activities, the Company received $2.1 million from the exercise of employee stock options and warrants.

At June 30, 1999, the Company's principal sources of liquidity consisted of $23.4 million in cash and cash equivalents and short-term investments and a $40.0 million asset-based borrowing facility with a U.S. lender. As of June 30, 1999, based on certain calculations, approximately $33.1 million was available for borrowing under this agreement, of which $2.6 million was outstanding. This credit facility does not require the maintenance of financial covenants.

In the future, the Company may require additional financing from other sources, however, there can be no assurance that the Company will be able to obtain such additional financing in the required time frame on commercially reasonable terms, or at all. Management has implemented plans to reduce the Company's cash requirements through a combination of reductions in working capital, equipment purchases and operating expenditures. Management believes that such plans combined with existing cash balances and other sources of liquidity will enable the Company to meet its cash requirements through Fiscal 2000. However, there can be no assurance that the Company will be able to implement these plans or that it will be able to do so without a material adverse effect on the Company's business, financial results or results of operations.

YEAR 2000 READINESS

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

The Company is taking steps to ensure that its products and computer programs will continue to operate on and after January 1, 2000. The Company formed a project team consisting of staff from Manufacturing, Customer Service, Finance, Human Resources, Sales, Marketing, Legal, Engineering, and Information Technology (IT) departments, led by a project manager. A five-phase solution process has been established consisting of (1) awareness, (2) assessment, (3) renovation, (4) validation, and (5) implementation. The Company has substantially completed this five-phase process with respect to most of its Year 2000 issues. The remaining open issues consist of completing major vendor site reviews and contingency plans for each major location. The Company's Year 2000 project team identified its manufacturing IT system as its highest priority and has implemented Year 2000 upgrades to its manufacturing systems. The Company's network operating systems also are Year 2000-ready. The Company's personal computers have been evaluated and upgrades were installed to correct noncompliance. Some older personal computers were replaced or taken out of service.

The Company has completed an assessment of most of its products. Most of its hardware products are not affected by the Year 2000 issue because no internal clock exists in these products. Year 2000 readiness testing has been completed for newer products, including the Altium product line and network software products. Some older network software products are not Year 2000-ready, and the Company has developed an upgrade plan for customers who are using this software.

The Company mailed letters to its primary suppliers and subcontractors to determine whether they are developing plans to address processing transactions in the Year 2000 and to monitor their progress toward Year 2000 capability. Approximately 50% of the vendors contacted have responded, and the Year 2000 team is currently arranging site visits with critical vendors to ensure that processes are actually in place as represented.

The Company believes that it will expend approximately $0.8 million investigating and remedying issues related to Year 2000 readiness involving internal operations. Approximately $0.3 million has been expensed to date for purchases of software test tools, software upgrades, and upgrading a security system related to Year 2000 readiness. In addition, the Company estimates that $0.3 million of internal personnel costs have been incurred to date supporting the Company's Year 2000 readiness plan.

If systems critical to the Company's operations have not been made Year 2000-ready by the completion of the project, the Year 2000 issue could have a material adverse effect on the Company's financial statements. The Company is currently developing a contingency plan to operate in the event that any noncompliant critical systems are not remedied by January 1, 2000. The Company expects to finalize its contingency plan by September 30, 1999.

Based on the steps being taken to address this issue and the progress to date, the Company's management believes that the Year 2000 readiness expenses will not have a material adverse effect on the Company's earnings. However, there can be no assurance that Year 2000 problems will not occur with respect to the Company's computer systems. Furthermore, the Year 2000 problem may impact other entities with which the Company transacts business, and the Company cannot predict the effect of the Year 2000 problem on such entities or the resulting effect on the

Company. As a result, if preventative and/or corrective actions by the Company or those the Company does business with are not made in a timely manner, the Year 2000 issue could have a material adverse effect on the Company's business, financial condition, and results of operations.

EUROPEAN MONETARY UNION

In January 1999, a new currency called the "euro" was introduced in certain Economic and Monetary Union ("EMU") countries. During 2002, all EMU countries are expected to be operating with the euro as their single currency. Uncertainty exists as to the effect the euro currency will have on the marketplace. Additionally, all of the rules and regulations have not yet been defined and finalized by the European Commission with regard to the euro currency. However, the Company has assessed the effect the euro formation will have on its internal systems and the sale of its products. The Company's European sales and operating transactions are based primarily in U.S. dollars or U.K. pounds sterling, neither of which are subject to the euro conversion. While the Company does have some sales denominated in the European Currency Unit, this currency is successfully being converted in the market to the new European Monetary Unit at parity. In addition, the Company upgraded its internal computer systems to convert the European currency to the euro. The cost of upgrading the Company's systems in connection with the euro conversion was not material and no material adverse effect on the Company's business, financial condition, and results of operations is expected due to the upgrade.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

It is Digital Microwave's policy not to enter into derivative financial instruments except for hedging of foreign currency exposures. The Company hedges certain portions of its exposure to foreign currency fluctuations through the use of forward foreign exchange contracts. The Company enters into forward foreign exchange contracts for purposes other than trading; however, the Company does not engage in any foreign currency speculation. Forward foreign exchange contracts represent agreements to buy or sell a specified amount of foreign currency at a specified price in the future. These contracts generally have maturities that do not exceed one month. At June 30, 1999, the Company had forward foreign exchange contracts to exchange various foreign currencies for U.S. dollars in the aggregate amount of $38.3 million, primarily in New Zealand dollars, British pounds, and European Monetary Units. Gains and losses associated with currency rate changes on forward foreign exchange contracts are recorded currently in income as they offset corresponding gains and losses on the foreign currency-denominated assets and liabilities being hedged. Therefore, the carrying value of forward foreign exchange contracts approximates their fair value. The Company believes that the credit risk with respect to its forward foreign exchange contracts is minimal because the Company enters into contracts with major financial institutions. Market risk with respect to forward foreign exchange contracts is offset by the corresponding exposure related to the underlying assets and liabilities.

FOREIGN CURRENCY RATE RISK

Although nearly all of Digital Microwave's sales and expenses are denominated in U.S. dollars, Digital Microwave has experienced some foreign exchange gains and losses to date, and expects to incur additional gains and losses in Fiscal 2000. Digital Microwave did engage in foreign currency hedging activities during the quarter ended June 30, 1999, as explained above, and intends to continue doing so as needed.

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

Sales of the Company's products are concentrated in a small number of customers. For the first quarter ended June 30, 1999, the top three customers accounted for 29% of the net sales. As of June 30, 1999, three of the Company's customers accounted for 28% of the backlog. The worldwide telecommunications industry is dominated by a small number of large corporations, and the Company expects that a significant portion of its future product sales will continue to be concentrated in a limited number of customers. The loss of any existing customer, a significant reduction in the level of sales to any existing customer, or the failure of the Company to gain additional customers could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, a substantial portion of shipments may occur near the end of each quarter. Accordingly, the Company's results are difficult to predict and delays in product delivery or closing of a sale can cause revenues and net income to fluctuate significantly from anticipated levels and from quarter to quarter.

Manufacturers of digital microwave telecommunications equipment are experiencing, and are likely to continue to experience, intense price pressure which has resulted, and is expected to continue to result, in downward pricing pressure on the Company's products. As a result, the Company has experienced, and expects to continue to experience, declining average sales prices for its products. The Company's ability to maintain its gross profit margins is dependent upon its ability and to continue to introduce new products and product enhancements. Any inability of the Company to respond to increased price competition would have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of the Company's market risks, see page 16, "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk."

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

ITEM 5 - OTHER INFORMATION

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

 (a)     Exhibits

         For a list of exhibits to this Form 10-Q, see the exhibit index located on page 20.

(b)      Reports on Form 8-K

         None

                                     EXHIBIT INDEX

Exhibit
Number     Description

27.1      Financial Data Schedule for the quarter ended June 30, 1999.

27.2      Restated Financial Data Schedule for the quarter ended June 30, 1998.

                                       SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL MICROWAVE CORPORATION

Date:    AUGUST 16, 1999              By    /s/   Carl A. Thomsen
      -----------------------            --------------------------------------
                                                  Carl A. Thomsen
                                         Senior Vice President, Chief Financial
                                               Officer and Secretary