Form 10-K/A
period 1999-03-31
DIGITAL MICROWAVE CORP /DE/
filed 1999-08-25
CIK 812703

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                ----------------------
                                      FORM 10-K/A


                                     Amendment No. 3
                                      to Form 10-K

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

                               EXPLANATORY NOTE


     This Amendment No. 3 on Form 10-K/A to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 is being filed solely to correct a printer's error which resulted in the omission of financial information on page 19 of Exhibit 13 thereto and which amendment replaces the previous Form 10-K filing in its entirety.

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


Date:     August 25, 1999.


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


 SIGNATURES                      SIGNING CAPACITY                DATE
 ----------                      ----------------                ----
 /s/  CHARLES D. KISSNER*        Chairman of the Board and      August 25, 1999
------------------------------   Chief Executive Officer
      Charles D. Kissner

 /s/  CARL A. THOMSEN            Vice President, Chief          August 25, 1999
------------------------------   Financial Officer & Secretary
      Carl A. Thomsen            (Principal Financial and
                                 Accounting Officer)

 /s/  RICHARD C. ALBERDING*      Director                       August 25, 1999
------------------------------
      Richard C. Alberding

 /s/  JOHN W. COMBS*             Director                       August 25, 1999
------------------------------
      John W. Combs

 /s/  JAMES D. MEINDL*           Director                       August 25, 1999
------------------------------
      James D. Meindl

 /s/  HOWARD ORINGER*            Director                       August 25, 1999
------------------------------
      Howard Oringer

By:   /s/ CARL A. THOMSEN                                       August 25, 1999
   ---------------------------
         Carl A. Thomsen
        Attorney-in-fact


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


San Jose, California
July 30, 1999