Form 10-K/A
period 1999-03-31
DIGITAL MICROWAVE CORP /DE/
filed 1999-09-17
CIK 812703

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                              ------------------------

                                   FORM 10-K/A
(Mark One)

                           Amendment No. 1 to Form 10-K

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

                                  EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the fiscal year ended March 31, 1999 replaces the previous Form 10-K filing in its entirety.

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

Date:   September 17, 1999.


DIGITAL MICROWAVE CORPORATION

BY:       /S/ CHARLES D. KISSNER*
   -------------------------------------
     Charles D. Kissner
     CHAIRMAN OF THE BOARD AND
     CHIEF EXECUTIVE OFFICER

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



SIGNATURES                                           SIGNING CAPACITY                                     DATE
----------                                           ----------------                                     ----

 /s/       CHARLES D. KISSNER*                       Chairman of the Board and                            September 17, 1999
     ----------------------------                    Chief Executive Officer
           Charles D. Kissner

 /s/       CARL A. THOMSEN                           Senior Vice President, Chief Financial Officer &     September 17, 1999
     ----------------------------                    Secretary
           Carl A. Thomsen                           (Principal Financial and Accounting Officer)

 /s/       RICHARD C. ALBERDING*                     Director                                             September 17, 1999
     ----------------------------
           Richard C. Alberding

 /s/       PAUL S. BACHOW*                           Director                                             September 17, 1999
     ----------------------------
           Paul S. Bachow

 /s/       JOHN W. COMBS*                            Director                                             September 17, 1999
     ----------------------------
           John W. Combs

 /s/       JAMES D. MEINDL*                          Director                                             September 17, 1999
     ----------------------------
           James D. Meindl

 /s/       V. FRANK MENDICINO*                       Director                                             September 17, 1999
     ----------------------------
           V. Frank Mendicino

                                                     Director                                             September   , 1999
     ----------------------------
           Howard Oringer


By: /s/     CARL A. THOMSEN                                                                               September 17, 1999
    -----------------------------
            Carl A. Thomsen
            Attorney-in-fact


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