Form 10-Q
period 1999-09-30
DIGITAL MICROWAVE CORP /DE/
filed 1999-11-12
CIK 812703

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended           Commission file number: 0-15895
September 30, 1999
------------------


                          DIGITAL MICROWAVE CORPORATION
                          -----------------------------
               (Exact name of registrant specified in its charter)

              DELAWARE                                  77-0016028
----------------------------------------           ---------------------
   (State or other jurisdiction                       (IRS employer
of incorporation or organization)                 identification number)

         170 Rose Orchard Way
                  SAN JOSE, CA                             95134
----------------------------------------           ---------------------
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including area code:     (408) 943-0777
                                                       ----------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X                  No
                               --------                  --------

The number of outstanding shares of the Registrant's common stock, par value $.01 per share, was 64,543,343 on November 9, 1999.

                                      INDEX

                                                                                   PAGE
COVER PAGE                                                                           1

INDEX                                                                                2

PART I - FINANCIAL INFORMATION


         Item 1 - Financial Statements

                    Condensed Consolidated Balance Sheets                            3

                    Condensed Consolidated Statements of Operations                  4

                    Condensed Consolidated Statements of Cash Flows                  5

                    Notes to Condensed Consolidated Financial Statements             6-11

         Item 2 - Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                   12-19

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk        20

PART II - OTHER INFORMATION

         Item 4 - Submission of Matters to a Vote of Security Holders               21
         Item 5 - Other Information                                                 21
         Item 6 - Exhibits and Reports on Form 8-K                                  21


SIGNATURE                                                                           23

                           PART I - FINANCIAL INFORMATION
                            ITEM I - FINANCIAL STATEMENTS

                          DIGITAL MICROWAVE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                          September 30, 1999           March 31, 1999
                                                                          ------------------           --------------
                                                                             (Unaudited)
ASSETS
------

CURRENT ASSETS:
     Cash and cash equivalents                                                  $   17,212               $  21,518
     Short-term investments                                                         13,795                   5,745
     Accounts receivable, net                                                       69,137                  60,253
     Inventories                                                                    45,097                  50,610
     Deferred tax asset                                                              2,848                   3,009
     Other current assets                                                            8,682                  12,827
                                                                          ------------------           --------------
         TOTAL CURRENT ASSETS                                                      156,771                 153,962

PROPERTY AND EQUIPMENT, NET                                                         41,306                  43,025
OTHER ASSETS                                                                         4,472                   5,177
                                                                          ------------------           --------------
         TOTAL ASSETS                                                           $  202,549               $ 202,164
                                                                          ------------------           --------------
                                                                          ------------------           --------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
     Current portion of long-term debt                                          $    1,058               $     725
     Current maturities of capital lease obligations                                   477                     862
     Accounts payable                                                               30,987                  25,116
     Income taxes payable                                                            1,251                   1,399
     Accrued liabilities                                                            30,262                  40,613
                                                                          ------------------           --------------
         TOTAL CURRENT LIABILITIES                                                  64,035                  68,715

LONG-TERM LIABILITIES:
     Long-term debt, net of current portion                                          1,571                   1,896
     Capital lease obligations, net of current maturities                              309                     340
                                                                          ------------------           --------------
         TOTAL LIABILITIES                                                          65,915                  70,951
                                                                          ------------------           --------------

STOCKHOLDERS' EQUITY:
     Common stock and paid-in capital                                              256,427                 251,135
     Accumulated deficit                                                          (114,001)               (115,424)
     Accumulated other comprehensive loss                                           (5,792)                 (4,498)
                                                                          ------------------           --------------
         TOTAL STOCKHOLDERS' EQUITY                                                136,634                 131,213
                                                                          ------------------           --------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $  202,549               $ 202,164
                                                                          ------------------           --------------
                                                                          ------------------           --------------

   See accompanying Notes to Condensed Consolidated Financial Statements.

                         DIGITAL MICROWAVE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                            Three Months Ended                      Six Months Ended
                                                              September 30,                           September 30,
                                                   -----------------------------------      ------------------------------------
                                                        1999                 1998                1999                 1998
                                                   --------------       ---------------     ---------------     ----------------
NET SALES                                          $       68,527       $        55,285     $       134,480     $        118,496
Cost of sales                                              47,911                45,476              95,747               94,978
                                                   --------------       ---------------     ---------------     ----------------
GROSS PROFIT                                               20,616                 9,809              38,733               23,518
                                                   --------------       ---------------     ---------------     ----------------

OPERATING EXPENSES
     Research and development                               6,336                 6,303              12,104               12,886
     Selling, general and administrative                   12,233                14,998              23,746               31,270
     Merger and restructuring charges                           -                     -                   -                7,213
                                                   --------------       ---------------     ---------------     ----------------
TOTAL OPERATING EXPENSES                                   18,569                21,301              35,850               51,369
                                                   --------------       ---------------     ---------------     ----------------

OPERATING INCOME (LOSS)                                     2,047               (11,492)              2,883              (27,851)

OTHER INCOME (EXPENSE):
     Interest expense                                        (220)                   (5)               (465)                 (36)
     Other income (expense), net                             (248)                  453                (639)               1,389
                                                   --------------       ---------------     ---------------     ----------------

INCOME (LOSS) BEFORE PROVISION
    FOR INCOME TAXES                                        1,579               (11,044)              1,779              (26,498)

Provision for income taxes                                    316                    69                 356                   97
                                                   --------------       ---------------     ---------------     ----------------
NET INCOME (LOSS)                                  $        1,263       $       (11,113)    $         1,423     $        (26,595)
                                                   --------------       ---------------     ---------------     ----------------
                                                   --------------       ---------------     ---------------     ----------------

BASIC EARNINGS (LOSS) PER SHARE                    $         0.02       $         (0.18)    $          0.02     $          (0.43)
                                                   --------------       ---------------     ---------------     ----------------
                                                   --------------       ---------------     ---------------     ----------------
DILUTED EARNINGS (LOSS) PER SHARE                  $         0.02       $         (0.18)    $          0.02     $          (0.43)
                                                   --------------       ---------------     ---------------     ----------------
                                                   --------------       ---------------     ---------------     ----------------

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING
                                                           63,924                61,492              63,424               61,421
Impact of diluted stock options and warrants
                                                            4,650                     -               4,891                    -
                                                   --------------       ---------------     ---------------     ----------------
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING
                                                           68,574                61,492              68,315               61,421
                                                   --------------       ---------------     ---------------     ----------------
                                                   --------------       ---------------     ---------------     ----------------

   See accompanying Notes to Condensed Consolidated Financial Statements.

                         DIGITAL MICROWAVE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                         Six Months Ended
                                                                                           September 30,
                                                                                ---------------------------------------
                                                                                    1999                       1998
                                                                                -------------              ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $      1,423               $    (26,595)
Adjustments to reconcile net income (loss) to net cash provided by
(used for) operating activities:
      Adjustment to conform year-end of pooled company                                     -                      1,804
      Depreciation and amortization                                                    8,889                      8,997
      Provision for uncollectable accounts                                               433                      3,847
      Provision for inventory reserves                                                 1,128                      3,932
      Provision for warranty reserves                                                  3,585                      3,967
      Changes in assets and liabilities
         Decrease (increase) in accounts receivable                                   (9,798)                    24,109
         Decrease (increase) in inventories                                            4,020                    (14,536)
         Decrease in other assets                                                      4,841                      3,171
         Increase (decrease) in accounts payable                                       6,029                    (11,237)
         Decrease in income tax payable                                                 (148)                      (562)
         Decrease in other accrued liabilities                                       (13,878)                   (12,595)
                                                                                -------------              ------------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                                   6,524                    (15,698)
                                                                                -------------              ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of available-for-sale securities                                       (9,895)                    (8,658)
      Proceeds from available-for-sale securities                                      1,845                     36,397
      Proceeds from the sale of fixed assets and other assets                              -                      1,767
      Purchase of property and equipment                                              (7,043)                   (17,681)
                                                                                -------------              ------------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                                 (15,093)                    11,825
                                                                                -------------              ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payment of capital lease obligations                                             (415)                       (895)
      Proceeds from sales of Common Stock                                             5,239                       1,007
                                                                                -------------              ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                             4,824                         112
                                                                                -------------              ------------

Effect of exchange rate changes in cash                                                (561)                       (264)
                                                                                -------------              ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (4,306)                     (4,025)
Cash and cash equivalents at beginning of period                                     21,518                      27,585
                                                                                -------------              ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    17,212                $     23,560
                                                                                -------------              ------------
                                                                                -------------              ------------

SUPPLEMENTAL DATA
      Interest paid                                                             $       412                $        285
      Income taxes paid                                                         $       137                $        428

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

CASH AND CASH EQUIVALENTS

       For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

INVENTORIES

       Inventories are stated at the lower of cost (first-in, first-out) or market where cost includes material, labor and manufacturing overhead. Inventories consist of (in thousands):

                                                  September 30, 1999               March 31, 1999
                                               -------------------------        --------------------
                                                      (Unaudited)
         Raw materials                               $    22,563                    $   25,616
         Work in process                                  11,474                         9,537
         Finished goods                                   11,060                        15,457
                                               -------------------------        --------------------
                                                     $    45,097                    $   50,610
                                               -------------------------        --------------------
                                               -------------------------        --------------------

OTHER ASSETS

         Included in other assets are goodwill and other intangibles which are being amortized on a straight line basis over their useful lives ranging from 5 to 10 years, as well as minority investments accounted for using the cost method of accounting.

RESTRUCTURING COSTS

         Merger and restructuring charges of $29.9 million were recorded in Fiscal 1999, of which $7.2 million was recorded in the first quarter of Fiscal 1999 and consisted of $5.8 million related to the discontinuance of several internal information technology systems projects and $1.4 million for severance and related costs associated with a reduction in the Company's workforce. Total Fiscal 1999 charges consisted of $2.7 million for investment banker, legal, and accounting fees related to the Innova merger consummated in October 1998, $4.2 million for severance costs, $4.1 million for facility termination costs, a write-off of $5.8 million related to the discontinuance of several projects related to the implementation of software purchased for internal use, and a write-off of goodwill and certain assets related to the Company's subsidiary, Granger, Inc., totaling $13.1 million. The assets of Granger, Inc. were sold in March 1999. Approximately $12.2 million of the $29.9 million in merger and restructuring charges will be a cash outflow, of which $9.8 million has been paid as of September 30, 1999. The remaining amounts are expected to be paid before the end of Fiscal 2001, and consist of $0.5 million for severance costs, $1.5 million for facility termination costs, and $0.4 million for purchased commitments of software.

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

FINANCIAL INSTRUMENTS

         The Company enters into forward foreign exchange contracts to hedge some of its firm committed backlog and certain assets and liabilities denominated in foreign currencies. At September 30, 1999, the Company had forward foreign exchange contracts to exchange various foreign currencies for U.S. dollars in the gross amount of $35.5 million. Market value gains and losses on forward foreign exchange contracts are recognized as offsets to the exchange gains or losses on the hedged transactions.

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

         The following table shows the reconciliation of the historical results of the Company to the results presented in the accompanying Statements of Operations (in thousands) for:

                                      Three Months Ended   Six Months Ended
                                      September 30, 1998  September 30, 1998
                                      ------------------  ------------------
         Revenue:
              Digital Microwave            $ 49,611            $102,614
              Innova                          5,674              15,882
                                      ------------------  ------------------
              Total                        $ 55,285            $118,496
                                      ------------------  ------------------
                                      ------------------  ------------------

         Net loss:
              Digital Microwave            $ (7,085)            $(21,047)
              Innova                         (4,028)              (5,548)
                                      ------------------  ------------------
              Total                        $(11,113)            $(26,595)
                                      ------------------  ------------------
                                      ------------------  ------------------


LITIGATION AND CONTINGENCIES

         The Company is subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, these proceedings will not have a material adverse effect on the financial position and results of operations of the Company.

CONCENTRATION OF CREDIT RISK

         Trade receivables concentrated with certain customers primarily in the telecommunications industry and in certain geographic locations potentially subject the Company to concentration of credit risk. In addition to sales in Western Europe and North America, the Company actively markets and sells products in Asia, Eastern Europe, South America, the Middle East and Africa. The Company performs on-going credit evaluations of its customers' financial conditions and generally requires no collateral, although sales to Asia, Eastern Europe, South America, the Middle East and Africa are primarily paid through letters of credit. During Fiscal 1999, the Company wrote off two customer accounts which totaled $4.3 million. No significant customer accounts have been written off in Fiscal 2000.

COMPREHENSIVE INCOME

         In June 1997, the FASB issued Statement on Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The following table reconciles comprehensive income under the provisions of SFAS 130 (in thousands) for:

                                           Three Months Ended         Six Months Ended
                                               September 30,           September 30,
                                         ---------------------    ------------------------
                                           1999         1998         1999        1998
                                         -------     ---------    ---------    -----------
Net income (loss)                        $1,263      $(11,113)     $ 1,423      $(26,595)
     Other comprehensive
        income (loss) net of tax:
      Unrealized currency loss             (765)       (1,117)      (1,022)       (3,293)
      Unrealized holding gain (loss)
        on short-term investments          (263)           28         (272)           28
                                         -------     ---------    ---------    -----------
Comprehensive income (loss)              $  235      $(12,202)     $   129     $ (29,860)
                                         -------     ---------    ---------    -----------
                                         -------     ---------    ---------    -----------

NEW ACCOUNTING PRONOUNCEMENTS

         In February 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for fiscal years beginning after December 15, 1998. This SOP requires capitalization of certain costs incurred in the development of internal-use software, including external direct material and service costs, employee payroll and payroll-related costs, and interest. The Company has adopted SOP 98-1 for the fiscal year ending March 31, 2000. The adoption did not have a material effect on the Company's financial statements.

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

OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

         The Company is organized into two operating segments: Products and Services. The Chief Executive Officer has been identified as the Chief Operating Decision-Maker as defined by SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." Resources are allocated to each of these groups using information on their revenues and operating profits before interest and taxes.

         The products operating segment includes the SPECTRUM II, XP4, DXR, Altium and other digital microwave systems for digital transmission markets and designs, develops, and manufactures these products in Seattle, Washington; San Jose, California; and, Wellington, New Zealand. The Services operating segment includes, but is not limited to, installation, repair, network design, path surveys, integration, and other services.

         The following table sets forth revenues and operating profit (loss) by operating segments (in thousands) for:

                                   Three Months Ended      Six Months Ended
                                      September 30,          September 30,
                                 ---------------------  ---------------------
                                    1999        1998       1999       1998
                                    ----        ----       ----       ----
  Products:
       Revenues                  $ 65,524   $  48,609   $ 128,164   $ 105,803
       Operating income (loss)      2,684     (11,555)      3,480     (27,070)

  Services:
       Revenues                     3,003       6,676       6,316      12,693
       Operating income (loss)       (637)         63        (597)       (781)

  Total:
       Revenues                  $ 68,527   $  55,285   $ 134,480   $ 118,496
       Operating income (loss)      2,047     (11,492)      2,883     (27,851)

         The following table sets forth revenues from unaffiliated customers by product (in thousands) for:

                              Three Months Ended              Six Months Ended
                                 September 30,                  September 30,
                           -------------------------     -------------------------
                              1999            1998           1999           1998
                              ----            ----           ----           ----
  SPECTRUM II              $  30,783       $  25,563     $   60,302     $   56,352
  XP4                         12,074           5,673         25,148         15,881
  DXR                          7,408           9,430         18,416         14,935
  Altium                      11,019             440         16,261            960
  Other Products               4,240           7,503          8,037         17,675
                          -----------     -----------   ------------   ------------
        Total Products        65,524          48,609        128,164        105,803
        Total Services         3,003           6,676          6,316         12,693
                          -----------     -----------   ------------   ------------
  Total Revenue            $  68,527       $  55,285     $  134,480     $  118,496
                          -----------     -----------   ------------   ------------
                          -----------     -----------   ------------   ------------


         The following table sets forth revenues from unaffiliated customers by geographic region (in thousands) for:

                              Three Months Ended          Six Months Ended
                                 September 30,              September 30,
                         -------------------------    ------------------------
                            1999           1998          1999          1998
                            ----           ----          ----          ----
  United States          $  14,566       $  7,459     $  26,420     $  17,000
  Mexico                     7,176          4,119        10,470         5,613
  Other Americas             6,063         12,979        10,336        23,083
  Europe                    16,201         20,506        34,940        47,251
  Africa                     4,069          3,848        11,332         5,403
  China                     10,248          2,374        21,683         4,947
  Other Asia/Pacific        10,204          4,000        19,299        15,199
                        -----------     ----------   -----------   -----------
  Total Revenue          $  68,527       $ 55,285     $ 134,480     $ 118,496
                        -----------     ----------   -----------   -----------
                        -----------     ----------   -----------   -----------



         Long-lived assets by country and consisting of net property and equipment was as follows (in thousands):

                                      September 30, 1999      March 31, 1999
                                      ------------------      --------------
  United States                          $    27,717           $   28,043
  United Kingdom                               9,828               11,621
  Other foreign countries                      3,761                3,361
                                      ------------------      --------------
  Total property and equipment, net      $    41,306           $   43,025
                                      ------------------      --------------
                                      ------------------      --------------

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the percentage relationships of certain items from the Company's Condensed Consolidated Statements of Operations as percentages of net sales:

                                      Three Months Ended          Six Months Ended
                                          September 30,             September 30,
                                     ---------------------       ------------------
                                      1999         1998            1999      1998
                                     --------   ----------       -------   --------
Net sales                            100.0%       100.0%          100.0%    100.0%
Cost of sales                         69.9         82.3            71.2      80.2
                                     --------   ----------       -------   --------
Gross profit                          30.1         17.7            28.8      19.8

Research & development                 9.2         11.4             9.0      10.9
Selling, general &  administrative    17.9         27.1            17.7      26.3
Restructuring costs                      -            -               -       6.1
                                     --------   ----------       -------   --------

Operating income (loss)                3.0        (20.8)            2.1     (23.5)

Other income (expense), net           (0.7)         0.8            (0.8)      1.1
                                     --------   ----------       -------   --------

Income (loss) before provision
     for income taxes                  2.3        (20.0)            1.3     (22.4)

Provision for income taxes             0.5          0.1             0.2         -
                                     --------   ----------       -------   --------

     Net income (loss)                 1.8%       (20.1)%           1.1%    (22.4)%
                                     --------   ----------       -------   --------
                                     --------   ----------       -------   --------


NET SALES
Net sales for the second quarter of Fiscal 2000 were $68.5 million, compared to $55.3 million reported in the same quarter of Fiscal 1999. The increase in net sales was primarily due to increased sales of the Spectrum II, XP4 and the recently introduced Altium-TM- product lines. Sales in the Asia/Pacific region increased to $20.5 million in the second quarter of Fiscal 2000 compared to $6.4 million in the same quarter of Fiscal 1999. Sales to China, included in the Asia/Pacific region, were $10.2 million in the second quarter of Fiscal 2000 and $2.4 million in the comparable quarter of the prior year. Sales increased in the Americas to $27.8 million in the second quarter of Fiscal 2000 compared to $24.6 million in the second quarter of Fiscal 1999. Sales to U.S. customers, included in the Americas region, were $14.6 million in the second quarter of Fiscal 2000 compared to $7.5 million in the second quarter of Fiscal 1999. However, the Company experienced sales declines in Europe, as sales there were $16.2 million in the second quarter of Fiscal 2000 compared to $20.5 million in the second quarter of Fiscal 1999.

Net sales for the first half of Fiscal 2000 were $134.5 million, compared to $118.5 million reported in the first half of Fiscal 1999. The increase in net sales was primarily due to increased sales of the Spectrum II, XP4, DXR and the recently introduced Altium-TM- product lines. Sales in the Asia/Pacific region increased over 100% to $41.0 million in the first half of Fiscal 2000 compared to $20.1 million in the same period of Fiscal 1999. Sales to China, included in the

Asia/Pacific region, were $21.7 million in the first half of Fiscal 2000 and $4.9 million in the first half of the prior year. The Company also saw a substantial increase in sales in Africa to $11.3 million in the first half of Fiscal 2000 compared to $5.4 million in the first half of Fiscal 1999. Sales increased in the Americas to $47.2 million in the first half of Fiscal 2000 compared to $45.7 million in the first half of Fiscal 1999. Sales to U.S. customers, included in the Americas region, were $26.4 million in the first half of Fiscal 2000 compared to $17.0 million in the first half of Fiscal 1999. However, the Company experienced sales declines in Europe as sales there were $34.9 million in the first half of Fiscal 2000 compared to $47.3 million in the first half of Fiscal 1999 as a few large customer contracts were completed last year.

During the second quarter of Fiscal 2000, the Company received $71.2 million in new orders shippable over the next twelve months, compared to $57.7 million in the second quarter of Fiscal 1999, an increase of 23%. During the first half of Fiscal 2000, the Company received $139.0 million in new orders shippable over the next twelve months, compared to $112.0 million in the first half of Fiscal 1999, an increase of 24%. The backlog at September 30, 1999 was $68.4 million, compared to $63.9 million at March 31, 1999.

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

GROSS PROFIT
Gross profit as a percentage of net sales for the second quarter of Fiscal 2000 was 30.1% compared to 17.7% in the same quarter of Fiscal 1999. The increase in gross profit was primarily the result of improved manufacturing capacity utilization and cost reductions resulting from reductions in facilities and personnel in the second half of Fiscal 1999. See page 7, "Notes to Condensed Consolidated Financial Statements - Restructuring Costs."

Gross profit as a percentage of net sales for the first half of Fiscal 2000 was 28.8% compared to 19.8% in the first half of Fiscal 1999. The increase in gross profit was primarily the result of improved manufacturing capacity utilization and cost reductions resulting from reductions in facilities and personnel in the second half of Fiscal 1999. See page 7, "Notes to Condensed Consolidated Financial Statements - Restructuring Costs."

RESEARCH AND DEVELOPMENT
In both the second quarter of Fiscal 2000 and in the same period in Fiscal 1999, research and development expenses were $6.3 million. As a percentage of net sales, research and development expenses decreased to 9.2% in the second quarter of Fiscal 2000 compared to 11.4% in the second quarter of Fiscal 1999 due to an increase in net sales.

In the first half of Fiscal 2000, research and development expenses decreased by $0.8 million to $12.1 million from $12.9 million in the same period in Fiscal 1999. As a percentage of net sales, research and development expenses were 9.0% in the first half of Fiscal 2000 compared to 10.9% in the first half of Fiscal 1999. This decrease was due primarily to workforce reductions in the first and third quarters of Fiscal 1999. See page 7, "Notes to Condensed Consolidated Financial Statements - Restructuring Costs."

Research and development expenses in the first half of Fiscal 2000 were primarily for further development of the Altium product line. The Company intends to continue its new product rollouts in order to maintain and enhance its competitive position.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In the second quarter of Fiscal 2000, selling, general and administrative expenses decreased to $12.2 million from $15.0 million in the second quarter of Fiscal 1999. As a percentage of net sales, selling, general and administrative expenses were 17.9% in the second quarter of Fiscal 2000 compared to 27.1% in the comparable quarter of Fiscal 1999.

In the first half of Fiscal 2000, selling, general and administrative expenses decreased to $23.7 million from $31.3 million in the first half of Fiscal 1999. As a percentage of net sales, selling, general and administrative expenses were 17.7% in the first half of Fiscal 2000 compared to 26.3% in the comparable period of Fiscal 1999.

The decrease in selling, general and administrative expenses in absolute dollars was attributable to workforce reductions and other cost initiatives taken in the first and third quarters of Fiscal 1999. See page 7, " Notes to Condensed Consolidated Financial Statements - Restructuring Costs."

MERGER AND RESTRUCTURING EXPENSES
The restructuring costs of $7.2 million in the first half of Fiscal 1999 consisted of a write off of $5.8 million related to the discontinuance of several internal information technology ("IT") systems projects and $1.4 million for severance and related costs associated with a reduction in the Company's workforce. See page 7, " Notes to Condensed Consolidated Financial Statements - Restructuring Costs."

OTHER INCOME (EXPENSE)
The increase in interest expense in the second quarter of Fiscal 2000 of $0.2 million was primarily attributable to higher debt balances as compared to the same quarter of the prior year. Other income (expense), net changed to $0.2 million expense in the second quarter of Fiscal 2000 from $0.5 million income in the second quarter of Fiscal 1999 primarily due to the cost of foreign exchange contracts as well as foreign exchange gains and losses.

The increase in interest expense in the first half of Fiscal 2000 of $0.5 million was primarily attributable to higher debt balances as compared to the same period of the prior year. Other income (expense), net changed to $0.6 million expense in the first half of Fiscal 2000 from $1.4 million income in the first half of Fiscal 1999 primarily due to the cost of foreign exchange contracts as well as foreign exchange gains and losses.

PROVISION FOR INCOME TAXES
In the first half of Fiscal 2000, the Company recorded a provision for income taxes at less than the statutory rate primarily due to the anticipated utilization of net operating loss carry forwards in Fiscal 2000. The Company did not record a tax benefit in the first half of Fiscal 1999, as it could not be certain of profitability in Fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities in the first half of Fiscal 2000 was $6.5 million, compared to net cash used for operating activities of $15.7 million in the first half of Fiscal 1999. The improvement in cash provided by operations was primarily the result of a substantial net loss for the first half of Fiscal 1999 compared to net income for the first half of Fiscal 2000. In addition, inventories decreased $4.0 million in the first half of Fiscal 2000 compared to an increase of $14.5 million in the same period of Fiscal 1999 as a result of a decrease in purchases and improved sales volume.

Accounts receivable increased $9.8 million in the first half of Fiscal 2000 due to an increase in sales volume and the timing of shipments as 60% of the Company's Fiscal 2000 second quarter shipments occurred in the last month of the period compared to 42% last month shipments in Fiscal 1999 second quarter.

Purchases of property and equipment decreased to $7.0 million in the first half of Fiscal 2000 from $17.7 million in the first half of Fiscal 1999. The Fiscal 1999 activity was mostly attributable to test equipment purchases by the Company's Seattle manufacturing location and payments on the Company's new service and repair facility in the United Kingdom which occurred in the first half of Fiscal 1999. Additionally, the Company received $5.2 million from the exercise of employee stock options and warrants in the first half of Fiscal 2000 compared to $1.0 million in the first half of Fiscal 1999.

At September 30, 1999, the Company's principal sources of liquidity consisted of $31.0 million in cash and cash equivalents and short-term investments and a $40.0 million asset-based borrowing facility with a U.S. lender. As of September 30, 1999, the Company had borrowed $2.6 million under the agreement and had available $20.0 million for future borrowings. This credit facility does not require the maintenance of financial covenants. The credit facility is scheduled to expire on November 30, 1999. The Company has received an extension to December 31, 1999 in order to review the terms and conditions of the renewal.

On October 1, 1999 the Securities and Exchange Commission declared the Company's Registration Statement on Form S-3 effective. Under the Registration Statement, the Company may sell up to $100 million in debt securities, common stock, debt warrants and common stock warrants. However, there can be no assurance that the Company will be able to sell these securities on commercially reasonable terms or at all.

The Company believes that it has the financial resources needed to meet its business requirements for the foreseeable future.

YEAR 2000 READINESS

The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" problem is concerned with whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 problem is pervasive and complex, as virtually every company's computer operation will be affected in some way. Many of the Company's computer programs, which process its operational and financial transactions, were designed and developed without considering the impact of the upcoming change in century. If not corrected, the Company's computer programs and products could fail or create erroneous results by or at the year 2000.

The Company has taken steps to ensure that its products and computer programs will continue to operate on and after January 1, 2000. The Company formed a project team consisting of staff from Manufacturing, Customer Service, Finance, Human Resources, Sales, Marketing, Legal, Engineering, and Information Technology (IT) departments, led by a project manager. A five-phase solution process has been established consisting of (1) awareness, (2) assessment, (3) renovation, (4) validation, and (5) implementation. The Company has completed this five-phase process with respect to most of its Year 2000 issues. The Company's Year 2000 project team identified its manufacturing IT system as its highest priority and has implemented Year 2000 upgrades to its manufacturing systems. The Company's network operating systems also are Year 2000-ready. The Company's personal computers have been evaluated and upgrades were installed to correct noncompliance. Some older personal computers were replaced or taken out of service.

The Company has completed an assessment of all of its products. Most of its hardware products are not affected by the Year 2000 issue because no internal clock exists in these products. Year 2000 readiness testing has been completed for newer products, including the Altium product line and network software products. Some older network software products are not Year 2000-ready and the Company has developed an upgrade plan for customers who are using this software. There can be no assurance that customers will properly upgrade their software and we cannot predict the resulting impact on customers' networks if they are not upgraded.

The Company mailed letters to its primary suppliers and subcontractors to determine whether they are developing plans to address processing transactions in the Year 2000 and to monitor their progress toward Year 2000 capability. All critical vendors contacted have responded, and the Year 2000 team has visited the critical vendors to ensure that processes are actually in place as represented.

The Company has spent approximately $0.8 million investigating and remedying issues related to Year 2000 readiness involving internal operations, including purchases of software test tools, software upgrades, and upgrading a security system related to Year 2000 readiness. In addition, the Company estimates that $0.4 million of internal personnel costs have been incurred to date supporting the Company's Year 2000 readiness plan.


The Company has developed a contingency plan to operate in the event that any critical systems are noncompliant on January 1, 2000. This contingency plan includes, but is not limited to: 1) transitioning to alternate suppliers, 2) responding to customers faced with Year 2000 issues, 3) operating in a manual mode, i.e., without computer systems, 3) using generators to maintain communications, and 4) identifying alternative data processing service providers.

Based on the steps being taken to address this issue and the progress to date, the Company's management believes that the Year 2000 readiness expenses will not have a material adverse effect on the Company's earnings. However, there can be no assurance that Year 2000 problems will not occur with respect to the Company's computer or other systems. Furthermore, the Year 2000 problem may impact other entities with which the Company transacts business, and the Company cannot predict the effect of the Year 2000 problem on such entities or the resulting effect on the Company. As a result, if preventative and/or corrective actions by the Company or those the Company does business with are not made in a timely manner, the Year 2000 issue could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK
It is the Company's policy not to enter into derivative financial instruments except for hedging of foreign currency exposures. The Company hedges certain portions of its exposure to foreign currency fluctuations through the use of forward foreign exchange contracts. The Company enters into forward foreign exchange contracts for purposes other than trading; however, the Company does not engage in any foreign currency speculation. Forward foreign exchange contracts represent agreements to buy or sell a specified amount of foreign currency at a specified price in the future. These contracts generally have maturities that do not exceed one month. At September 30, 1999, the Company had forward foreign exchange contracts to exchange various foreign currencies for U.S. dollars in the aggregate amount of $35.5 million, primarily in New Zealand dollars, British pounds, and European Monetary Units. Gains and losses associated with currency rate changes on forward foreign exchange contracts are recorded currently in income as they offset corresponding gains and losses on the foreign currency-denominated assets and liabilities being hedged. Therefore, the carrying value of forward foreign exchange contracts approximates their fair value. The Company believes that the credit risk with respect to its forward foreign exchange contracts is minimal because the Company enters into contracts with major financial institutions. Market risk with respect to forward foreign exchange contracts is offset by the corresponding exposure related to the underlying assets and liabilities.

FOREIGN CURRENCY RATE RISK
Although nearly all of the Company's sales and expenses are denominated in U.S. dollars, the Company has experienced some foreign exchange gains and losses to date, and expects to incur additional gains and losses in Fiscal 2000. The Company did engage in foreign currency hedging activities during the quarter ended September 30, 1999, as explained above, and intends to continue doing so as needed.

FACTORS THAT MAY AFFECT FUTURE FINANCIAL RESULTS

The statements in this Form 10-Q concerning the Company's future products, expenses, revenues, gross margins, liquidity and cash needs, as well as the Company's plans and strategies, contain forward-looking statements concerning the Company's future operations and financial results within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information. Numerous factors, such as economic and competitive conditions, timing and volume of incoming orders, shipment volumes, product margins, and foreign exchange rates, could cause actual results to differ materially from those described in these statements, and prospective investors and stockholders should carefully consider the factors set forth in the Company's Registration Statement on Form S-3, effective October 1, 1999, and those set forth below in evaluating these forward-looking statements.

Sales of the Company's products are concentrated in a small number of customers. For the first half of Fiscal 2000 ended September 30, 1999, the top three customers accounted for 28% of the net sales. As of September 30, 1999, three of the Company's customers accounted for 27% of the backlog. The worldwide telecommunications industry is dominated by a small number of large corporations, and the Company expects that a significant portion of its future product sales will continue to be concentrated in a limited number of customers. The loss of any existing customer, a significant reduction in the level of sales to any existing customer, or the failure of the Company to gain additional customers could harm the Company's business, financial condition and results of operations. In addition, a substantial portion of shipments may occur near the end of each quarter. Accordingly, the Company's results are difficult to predict and delays in product delivery or closing of a sale can cause revenues and net income to fluctuate significantly from anticipated levels and from quarter to quarter.

Wireless infrastructure suppliers are experiencing, and will likely continue to experience, intense price pressure which has resulted, and is expected to continue to result, in downward pricing pressure on the Company's products. As a result, the Company has experienced, and expects to continue to experience, declining average sales prices for its products. The Company's ability to maintain its gross profit margins is dependent upon its ability to continue to introduce new products and product enhancements. Any inability of the Company to respond to increased price competition would harm the Company's business, financial condition and results of operations.

The markets for the Company's products are extremely competitive, and the Company expects that competition will increase. The Company considers its primary competitors to be L. M. Ericsson, Alcatel, Siemens AG, P-COM, Inc. and the Microwave Communications Division of Harris Corporation. In addition, other existing competitors presently include SIAE, Sagem, Lucent, NEC, Nokia, ATI, a subsidiary of World Access and Northern Telecom. Many of these companies have more extensive engineering, manufacturing, and marketing capabilities and significantly greater financial, technical, and personnel resources than the Company. The Company believes that its ability to compete successfully will depend on a number of factors, both within and outside its control, including price, quality, availability, customer service and support, breadth of product line, product performance and features, rapid time-to-market delivery capabilities, reliability, timing of new product introductions by the Company, its customers and its competitors, and the ability of its customers to obtain financing.

The Company expects that international sales will continue to account for the majority of its net product sales for the foreseeable future. As a result, the Company is subject to the risks of doing business internationally, including unexpected changes in regulatory requirements, fluctuations in foreign currency exchange rates, imposition of tariffs and other barriers and restrictions, the burdens of complying with a variety of foreign laws, and general economic and geopolitical conditions, including inflation and trade relationships. In addition, recent worldwide economic events, particularly in Latin America and Asia, including depreciation of currencies, failures of financial institutions, stock market declines, and reduction in planned capital investment at key enterprises, may cause the Company's international revenues to decrease. There can be no assurance that currency fluctuations, changes in the rate of inflation or any of the factors mentioned above will not harm the Company's business, financial condition and results of operations.

The Company's manufacturing operations are highly dependent upon the delivery of materials by outside suppliers in a timely manner. In addition, the Company depends in part upon subcontractors to assemble major components and subsystems used in its products in a timely and satisfactory manner. While the Company enters into long-term or volume purchase agreements with a few of its suppliers, no assurance can be given that materials, components, and subsystems will be available in the quantities required by the Company, if at all. The inability of the Company to develop alternative sources of supply quickly and on a cost-effective basis could materially impair the Company's ability to manufacture and deliver its products in a timely manner which could harm the Company's business, financial condition and results of operations. There can be no assurance that the Company will not experience material supply problems or component or subsystem delays in the future.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of the Company's market risks, see page 17, "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk."

PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held an Annual Meeting of Stockholders on August 10, 1999.

(b) At the Annual Meeting of Stockholders, the following directors were elected:

                                                         Votes
                                               --------------------------
                                                  For            Withheld
                                               ----------        --------
         Charles D. Kissner                    53,730,588         231,551
         Richard C. Alberding                  53,720,000         242,139
         Paul S. Bachow                        53,735,350         226,789
         John W. Combs                         53,738,594         223,545
         James D. Meindl                       53,720,994         241,145
         V. Frank Mendicino                    53,734,777         227,362
         Howard Oringer                        53,737,894         224,245


(c) At the Annual Meeting of Stockholders, the following additional matters were voted upon;

         1. A proposal to ratify and approve the company's 1999 stock incentive plan.

                  Affirmative votes:                47,017,819
                  Negative votes:                    6,776,770
                  Abstain:                             167,550
                  Non-votes:                                 0

         2. A proposal to ratify the selection of Arthur Andersen LLP as independent public accountants for the fiscal year ending March 31, 2000.

                  Affirmative votes:                53,754,560
                  Negative votes:                      105,662
                  Abstain:                             101,917
                  Non-votes:                                 0


ITEM 5 - OTHER INFORMATION

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

 (a)     Exhibits

         For a list of exhibits to this Form 10-Q, see the exhibit index located on page 20.

 (b)     Reports on Form 8-K

         None

                                  EXHIBIT INDEX

Exhibit
Number          Description
-----------------------------------------------------
  3.1           Amended and Restated Bylaws, dated as of August 10, 1999.

 27.1           Financial Data Schedule for the quarter ended September 30, 1999.

 27.2           Restated Financial Data Schedule for the quarter ended September 30, 1998.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




             DIGITAL MICROWAVE CORPORATION





Date: November 12, 1999        By    /s/   Carl A. Thomsen
      -----------------           --------------------------------
                                         Carl A. Thomsen
                                      Senior Vice President,
                               Chief Financial Officer and Secretary