Form 10-Q
period 1999-12-31
DIGITAL MICROWAVE CORP /DE/
filed 2000-02-14
CIK 812703

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                Commission file number: 0-15895
December 31, 1999
-----------------

                          DIGITAL MICROWAVE CORPORATION
               ---------------------------------------------------
               (Exact name of registrant specified in its charter)

            Delaware                                       77-0016028
---------------------------------                   ---------------------
  (State or other jurisdiction                           (IRS employer
of incorporation or organization)                   identification number)

         170 Rose Orchard Way
             San Jose, CA                                       95134
------------------------------------------              ---------------------
(Address of Principal Executive Offices)                      (Zip Code)

Registrant's telephone number, including area code:         (408) 943-0777
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

                           Yes    X                  No
                               --------                 ----------

The number of outstanding shares of the Registrant's common stock, par value $.01 per share, was 69,635,600 on February 10, 2000.

                                      INDEX

                                                                                    PAGE
COVER PAGE                                                                           1

INDEX                                                                                2

PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements

                    Condensed Consolidated Balance Sheets                            3

                    Condensed Consolidated Statements of Operations                  4

                    Condensed Consolidated Statements of Cash Flows                  5

                    Notes to Condensed Consolidated Financial Statements             6-11

         Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                     12-20

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk        21

PART II - OTHER INFORMATION

         Item 4 - Submission of Matters to a Vote of Security Holders               22
         Item 5 - Other Information                                                 22
         Item 6 - Exhibits and Reports on Form 8-K                                  23


SIGNATURE                                                                           24


                                       2 of 24

                         PART I - FINANCIAL INFORMATION
                          ITEM I - FINANCIAL STATEMENTS

                          DIGITAL MICROWAVE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                      December 31, 1999            March 31, 1999
                                                                  ---------------------------    ---------------------
                                                                           (Unaudited)
ASSETS

CURRENT ASSETS:

     Cash and cash equivalents                                              $       29,114          $       21,518
     Short-term investments                                                         35,342                   5,745
     Accounts receivable, net                                                       85,217                  60,253
     Inventories                                                                    48,038                  50,610
     Deferred tax asset                                                              2,554                   3,009
     Other current assets                                                            9,544                  12,827
                                                                            ---------------         ----------------
         TOTAL CURRENT ASSETS                                                      209,809                 153,962

PROPERTY AND EQUIPMENT, NET                                                         43,457                  43,025
OTHER ASSETS                                                                        12,755                   5,177
                                                                            ---------------         ----------------
         TOTAL ASSETS                                                       $      266,021          $      202,164
                                                                            ===============         ================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Current portion of long-term debt                                      $            -          $          725
     Current maturities of capital lease obligations                                   519                     862
     Accounts payable                                                               32,400                  25,116
     Income taxes payable                                                            1,541                   1,399
     Accrued liabilities                                                            30,141                  40,613
                                                                            ---------------         ----------------
         TOTAL CURRENT LIABILITIES                                                  64,601                  68,715

LONG-TERM LIABILITIES:

     Long-term debt, net of current portion                                              -                   1,896
     Capital lease obligations, net of current maturities                               20                     340
                                                                            ---------------         ----------------
         TOTAL LIABILITIES                                                          64,621                  70,951
                                                                            ---------------         ----------------

STOCKHOLDERS' EQUITY:

     Common stock and paid-in capital                                              317,489                 251,135
     Accumulated deficit                                                          (110,604)               (115,424)
     Accumulated other comprehensive loss                                           (5,485)                 (4,498)
                                                                            ---------------         ----------------
         TOTAL STOCKHOLDERS' EQUITY                                                201,400                 131,213
                                                                            ---------------         ----------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $      266,021          $      202,164
                                                                            ===============         ================

       See accompanying Notes to Condensed Consolidated Financial Statements.


                                       3 of 24

                          DIGITAL MICROWAVE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                            Three Months Ended                      Nine Months Ended
                                                               December 31,                           December 31,
                                                        -------------------------                -------------------------
                                                        1999                 1998                1999                 1998
                                                        ----                 ----                ----                 ----
NET SALES                                          $       77,435       $        58,278     $       211,915     $        176,774
Cost of sales                                              54,013                46,513             149,760              141,491
Inventory valuation charges                                     -                37,739                   -               37,739
                                                   ---------------      ---------------     ---------------     -----------------
GROSS PROFIT (LOSS)                                        23,422               (25,974)             62,155               (2,456)
                                                   ---------------      ---------------     ---------------     -----------------

OPERATING EXPENSES

     Research and development                               6,149                 5,231              18,253               18,118
     Selling, general and administrative                   13,382                12,611              37,128               43,881
     Merger and restructuring charges                           -                22,728                   -               29,941
                                                   ---------------      ---------------     ---------------     -----------------
TOTAL OPERATING EXPENSES                                   19,531                40,570              55,381               91,940
                                                   ---------------      ---------------     ---------------     -----------------

OPERATING INCOME (LOSS)                                     3,891               (66,544)              6,774              (94,396)

OTHER INCOME (EXPENSE):

     Interest expense                                        (256)                 (163)               (721)                (199)
     Other income (expense), net                              611                  (342)                (28)               1,047

                                                   ---------------      ---------------     ---------------     -----------------
INCOME (LOSS) BEFORE PROVISION
    FOR INCOME TAXES                                        4,246               (67,049)              6,025              (93,548)

Provision for income taxes                                    849                   425               1,205                  522
                                                   ---------------      ---------------     ---------------     -----------------
NET INCOME (LOSS)                                  $        3,397       $       (67,474)    $         4,820     $        (94,070)
                                                   ===============      ===============     ===============     =================

BASIC EARNINGS (LOSS) PER SHARE                    $         0.05       $         (1.09)    $          0.07     $          (1.53)
                                                   ===============      ===============     ===============     =================
DILUTED EARNINGS (LOSS) PER SHARE                  $         0.05       $         (1.09)    $          0.07     $          (1.53)
                                                   ===============      ================    ===============     =================


BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                  66,316                61,713              64,391               61,519

Impact of diluted stock options and warrants                5,197                     -               5,048                    -
                                                   ---------------      ---------------     ---------------     -----------------

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                71,513                61,713              69,439               61,519
                                                   ===============      ===============     ===============     ================

     See accompanying Notes to Condensed Consolidated Financial Statements.

                                       4 of 24

                          DIGITAL MICROWAVE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                                           December 31,
                                                                            ------------------------------------------------
                                                                                  1999                       1998
                                                                            ---------------------      ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                            $         4,820            $       (94,070)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
      Adjustment to conform year-end of pooled company                                     -                      1,804
      Depreciation and amortization                                                   14,356                     20,738
      Provision for uncollectable accounts                                               662                      4,282
      Provision for inventory reserves                                                 1,748                     17,853
      Provision for warranty reserves                                                  5,698                      6,257
      Changes in assets and liabilities
         Decrease (increase) in accounts receivable                                  (26,495)                    26,849
         Decrease (increase) in inventories                                              285                     (1,160)
         Decrease in other assets                                                      4,028                     10,723
         Increase (decrease) in accounts payable                                       7,620                    (16,262)
         Increase (decrease) in income tax payable                                       142                       (728)
         Increase (decrease) in other accrued liabilities                            (16,136)                     9,247
                                                                           ---------------------      ---------------------
NET CASH USED FOR OPERATING ACTIVITIES                                                (3,272)                   (14,467)
                                                                           ---------------------      ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of available-for-sale securities                                      (57,824)                   (13,457)
      Proceeds from available-for-sale securities                                     28,228                     18,084
      Proceeds from the sale of fixed assets and other assets                              -                      1,767
      Acquisition of  business, net of cash received                                       -                     (2,412)
      Investment in Ensemble Communications                                           (7,000)                         -
      Purchase of property and equipment                                             (15,747)                   (18,805)
                                                                           ---------------------      ---------------------
NET CASH USED FOR INVESTING ACTIVITIES                                               (52,343)                   (14,823)
                                                                           ---------------------      ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings from banks                                                                -                        410
      Repayment to banks                                                              (2,600)                         -
      Payment of capital lease obligations                                              (663)                    (1,144)
      Proceeds from sales of Common Stock                                             66,285                      1,077
                                                                           ---------------------      ---------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                             63,022                        343
                                                                           ---------------------      ---------------------

Effect of exchange rate changes in cash                                                  189                       (585)

                                                                           ---------------------      ---------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   7,596                    (29,532)
Cash and cash equivalents at beginning of period                                      21,518                     46,904
                                                                           ---------------------      ---------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $          29,114          $          17,372
                                                                           ======================     =====================

SUPPLEMENTAL DATA
      Interest paid                                                        $             663           $            388
      Income taxes paid                                                    $             278           $          1,233

     See accompanying Notes to Condensed Consolidated Financial Statements.


                                       5 of 24

                          DIGITAL MICROWAVE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

BASIS OF PRESENTATION

       The condensed consolidated financial statements include the accounts of Digital Microwave Corporation and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated. Certain prior years amounts have been reclassified to conform to current year presentation.

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

INVENTORIES

       Inventories are stated at the lower of cost (first-in, first-out) or market where cost includes material, labor and manufacturing overhead. Inventories consist of (in thousands):

                                                   December 31, 1999                March 31, 1999
                                                   -----------------                --------------
                                                      (Unaudited)
         Raw materials                         $                  22,633        $             25,616
         Work in process                                          12,377                       9,537
         Finished goods                                           13,028                      15,457
                                                     --------------------            ----------------
                                               $                  48,038        $             50,610
                                                     ====================            ================

OTHER ASSETS

         Included in other assets are goodwill and other intangibles which are being amortized on a straight line basis over their useful lives ranging from 5 to 10 years, as well as minority investments accounted for using the cost method of accounting.


                                       6 of 24

RESTRUCTURING COSTS

         Merger and restructuring charges of $29.9 million were recorded in Fiscal 1999, of which $7.2 million was recorded in the first quarter of Fiscal 1999 and consisted of $5.8 million related to the discontinuance of several internal information technology systems projects and $1.4 million for severance and related costs associated with a reduction in the Company's workforce. Total Fiscal 1999 charges consisted of $2.7 million for investment banker, legal, and accounting fees related to the Innova merger consummated in October 1998, $4.2 million for severance costs, $4.1 million for facility termination costs, a write-off of $5.8 million related to the discontinuance of several projects related to the implementation of software purchased for internal use, and a write-off of goodwill and certain assets related to the Company's subsidiary, Granger, Inc., totaling $13.1 million. The assets of Granger, Inc. were sold in March 1999. Approximately $12.2 million of the $29.9 million in merger and restructuring charges was expected to be a cash outflow, of which $10.3 million has been paid as of December 31, 1999. The remaining amounts are expected to be paid before the end of Fiscal 2001, and consist of $0.5 million for severance costs, $1.0 million for facility termination costs, and $0.4 million for purchased commitments of software.

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

FINANCIAL INSTRUMENTS

         The Company enters into forward foreign exchange contracts to hedge some of its firm committed backlog and certain assets and liabilities denominated in foreign currencies. At December 31, 1999, the Company had forward foreign exchange contracts to exchange various foreign currencies for U.S. dollars in the gross amount of $44.3 million. Market value gains and losses on forward foreign exchange contracts are recognized as offsets to the exchange gains or losses on the hedged transactions.


                                       7 of 24

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


                                       8 of 24

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

                                                          Three Months Ended                      Nine Months Ended
                                                              December 31,                           December 31,
                                                              ------------                           ------------
                                                       1999                 1998                 1999                 1998
                                                       ----                 ----                 ----                 ----
Net income (loss)                                $       3,397      $        (67,474)    $         4,820       $       (94,070)
     Other comprehensive
     income (loss)  net of tax:
      Unrealized currency gain (loss)                     (551)                1,294              (1,573)               (1,999)
      Unrealized holding gain (loss)
      on short-term investments                            858                    12                 586                   (46)
                                                 ---------------    -----------------    -----------------     ----------------
Comprehensive income (loss)                      $       3,704      $        (66,168)    $         3,833       $       (96,115)
                                                 ===============    =================    =================     ================

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


                                       9 of 24

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

         The following table sets forth revenues and operating profit (loss) by operating segments (in thousands) for:

                                                   Three Months Ended                    Nine Months Ended
                                                      December 31,                          December 31,
                                                      ------------                          ------------
                                                1999                1998               1999                 1998
                                                ----                ----               ----                 ----
  Products:
       Revenues                            $       73,019      $      53,372      $      201,183       $      159,175
       Operating income (loss)                      4,176            (65,005)              7,656              (92,076)

  Services:
       Revenues                                     4,416              4,906              10,732               17,599
       Operating income (loss)                       (285)            (1,539)               (882)              (2,320)

  Total:
       Revenues                            $       77,435      $      58,278      $      211,915       $      176,774
       Operating income (loss)                      3,891            (66,544)              6,774              (94,396)

         The following table sets forth revenues from unaffiliated customers by product (in thousands) for:

                                               Three Months Ended                     Nine Months Ended
                                                  December 31,                           December 31,
                                                  ------------                           ------------
                                           1999                  1998               1999                 1998
                                           ----                  ----               ----                 ----
  SPECTRUM II                         $        30,286       $       26,250     $        90,588     $         82,602
  XP4                                          16,039                7,954              41,187               23,835
  DXR                                          11,030               10,066              29,446               25,001
  Altium                                       12,499                  681              28,760                1,641
  Other Products                                3,165                8,421              11,202               26,096
                                      -----------------     ---------------    ----------------    -----------------
        Total Products                         73,019               53,372             201,183              159,175
        Total Services                          4,416                4,906              10,732               17,599
                                      -----------------     ---------------    ----------------    -----------------
  Total Revenue                       $        77,435       $       58,278     $       211,915     $        176,774
                                      =================     ===============    ================    =================


                                      10 of 24

         The following table sets forth revenues from unaffiliated customers by geographic region (in thousands) for:

                                               Three Months Ended                     Nine Months Ended
                                                  December 31,                           December 31,
                                                  ------------                           ------------
                                           1999                  1998               1999                 1998
                                           ----                  ----               ----                 ----
  United States                       $        16,463       $        8,869     $        42,883     $         25,869
  Mexico                                       10,775                2,379              21,245                7,992
  Other Americas                                3,945                7,786              14,281               30,869
  Europe                                       22,592               17,737              57,532               64,988
  Africa                                        4,912                4,845              16,244               10,248
  China                                        12,084                7,052              33,767               11,999
  Other Asia/Pacific                            6,664                9,610              25,963               24,809
                                      -----------------     ---------------    ----------------    -----------------
  Total Revenue                       $        77,435       $       58,278     $       211,915     $        176,774
                                      =================     ===============    ================    =================


         Long-lived assets by country and consisting of net property and equipment was as follows (in thousands):

                                                    December 31, 1999              March 31, 1999
                                                    -----------------              --------------
  United States                                     $            29,490           $         28,043
  United Kingdom                                                  9,547                     11,621
  Other foreign countries                                         4,420                      3,361
                                                    --------------------          -----------------
  Total property and equipment, net                 $            43,457           $         43,025
                                                    ====================          =================


                                       11 of 24

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the percentage relationships of certain items from the Company's Condensed Consolidated Statements of Operations as percentages of net sales:

                                                      Three Months Ended                  Nine Months Ended
                                                         December 31,                        December 31,
                                                         ------------                        ------------
                                                  1999                1998               1999               1998
                                                  ----                ----               ----               ----
Net sales                                        100.0   %           100.0   %          100.0   %           100.0   %
Cost of sales                                     69.8                79.8               70.7                80.0
Inventory valuation charges                          -                64.8                  -                21.4
                                              -------------      -------------      ---------------    ----------------
Gross profit (loss)                               30.2               (44.6)              29.3                (1.4)

Research & development                             7.9                 9.0                8.6                10.2
Selling, general &  administrative                17.3                21.6               17.5                24.8
Restructuring costs                                  -                39.0                  -                17.0
                                              -------------      -------------      ---------------    ----------------

Operating income (loss)                            5.0              (114.2)               3.2               (53.4)
Interest expense                                  (0.3)               (0.3)              (0.3)               (0.1)
Other income (expense), net                        0.8                (0.6)              (0.1)                0.6
                                              -------------      -------------      ---------------    ----------------

Income (loss) before provision for
  income taxes                                     5.5              (115.1)               2.8               (52.9)

Provision for income taxes                         1.1                 0.7                0.5                 0.3
                                              -------------      -------------      ---------------    ----------------

     Net income (loss)                             4.4   %          (115.8)  %            2.3   %           (53.2)  %
                                              =============      =============      ===============    ================

NET SALES Net sales for the third quarter of Fiscal 2000 were $77.4 million, compared to $58.3 million reported in the same quarter of Fiscal 1999. The increase in net sales occurred across all of the Company's major product families which includes Spectrum II, XP4, DXR and the recently introduced Altium(TM) product lines. Net sales of the Altium product lines, which began volume shipments in January 1999, increased to $12.5 million in the third quarter of Fiscal 2000 from $0.7 million in the comparable third quarter of Fiscal 1999. Net sales for other products, including older product lines that have been phased out, amounted to $3.2 million in the third quarter of Fiscal 2000 compared to $8.4 million in the third quarter of Fiscal 1999. Service revenue was $4.4 million in the third quarter of Fiscal 2000 compared to $4.9 million in the third quarter of Fiscal 1999.

The increase in net sale occurred also across all the Company's geographic regions. Net sales increased in the Americas to $31.2 million in the third quarter of Fiscal 2000 compared to $19.0 million in the third quarter of Fiscal 1999. Net sales to U.S. customers, included in the Americas region, amounted to $16.5 million in the third quarter of Fiscal 2000 compared to $8.9 million in the third quarter of Fiscal 1999. Net sales to customers in Mexico, which also is included in the Americas region, amounted to $10.8 million in the third quarter of Fiscal 2000 compared to $2.4


                                    12 of 24
million in the third quarter of Fiscal 1999. Net sales to European customers increased to $22.6 million in the third quarter of Fiscal 2000 compared to $17.7 million in the third quarter of Fiscal 1999. Net sales in the Asia/Pacific region increased to $18.7 million in the third quarter of Fiscal 2000 compared to $16.7 million in the same quarter of Fiscal 1999. Net sales to China, included in the Asia/Pacific region, were $12.1 million in the third quarter of Fiscal 2000 and $7.1 million in the comparable quarter of the prior year.

Net sales for the first nine months of Fiscal 2000 were $211.9 million, compared to $176.8 million reported in the same period of Fiscal 1999. The increase in net sales occurred across all of the Company's major product families. Net sales of the Altium product lines increased to $28.8 million in the first nine months of Fiscal 2000 from $1.6 million in the comparable first nine months of Fiscal 1999. Net sales for other products, including older product lines that have been phased out, amounted to $11.2 million in the first nine months of Fiscal 2000 compared to $26.0 million in first nine months of Fiscal 1999. Service revenue was $10.7 million for the first nine months of Fiscal 2000 compared to $17.6 million for the first nine months of Fiscal 1999.

The increase in net sales for the first nine months of Fiscal 2000 compared to the same period last year occurred across all of the Company's geographic regions, except for Europe. Sales to European customers decreased to $57.5 million in the first nine months of Fiscal 2000 compared to $65.0 million in the first nine months of Fiscal 1999. Net sales increased in the Americas to $78.4 million in the first nine months of Fiscal 2000 compared to $64.7 million in the first nine months of Fiscal 1999. Net sales to U.S. customers, included in the Americas region, amounted to $42.9 million in the first nine months of Fiscal 2000 compared to $25.9 million in the first nine months of Fiscal 1999. Net sales to customers in Mexico, which also is included in the Americas region, amounted to $21.2 million in the first nine months of Fiscal 2000 compared to $8.0 million in the first nine months of Fiscal 1999. Net sales in the Asia/Pacific region increased to $59.7 million in the first nine months of Fiscal 2000 compared to $36.8 million in the same period of Fiscal 1999. Net sales to China, included in the Asia/Pacific region, were $33.8 million in the first nine months of Fiscal 2000 and $12.0 million in the comparable period of the prior year.

During the third quarter of Fiscal 2000, the Company received $104.3 million in new orders shippable over the next twelve months, compared to $56.3 million in the third quarter of Fiscal 1999, for an increase of 85%. During the first nine months of Fiscal 2000, the Company received $243.3 million in new orders shippable over the next twelve months, compared to $168.3 million in the first nine months of Fiscal 1999, for an increase of 45%. The backlog at December 31, 1999 was $92.6 million, compared to $63.9 million at March 31, 1999.

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

GROSS PROFIT

Gross profit as a percentage of net sales for the third quarter of Fiscal 2000 was 30.2% compared to (44.6)% in the same quarter of Fiscal 1999. The Company's gross margin in the third quarter of Fiscal 1999 was adversely affected by the inventory valuation charges of $37.7 million as the following details. The merger with Innova and planned introduction of new product lines accelerated the obsolescence of the Company's Spectrum II(TM) product line, causing the


                                    13 of 24

Company to record a $30.3 million reserve for excess and obsolescence. Also, liabilities of $7.4 million were recognized to account for vendor cancellation charges on purchase order commitments resulting from the reduction in the Company's sales volume compared to the prior year. Cost of sales, excluding inventory valuation charges, decreased to 69.8% in Fiscal 2000 compared to 79.8% in the third quarter of Fiscal 1999. The decrease in cost of sales was primarily the result of improved manufacturing capacity utilization and cost reductions resulting from reductions in facilities and personnel in the second half of Fiscal 1999. See page 7, "Notes to Condensed Consolidated Financial Statements - Restructuring Costs."

Gross profit as a percentage of net sales for the first nine months of Fiscal 2000 was 29.3% compared to (1.4)% in the first nine months of Fiscal 1999. For the first nine months of Fiscal 2000, cost of sales, excluding the inventory valuation charges discussed above, decreased to 70.7% compared to 80.0% for the same period in Fiscal 1999. The decrease in cost of sales was primarily the result of improved manufacturing capacity utilization and cost reductions resulting from reductions in facilities and personnel in the second half of Fiscal 1999. See page 7, "Notes to Condensed Consolidated Financial Statements - Restructuring Costs" and the discussion of inventory valuation charges in the preceding paragraph.

RESEARCH AND DEVELOPMENT
In the third quarter of Fiscal 2000, research and development expenses increased to $6.1 million, from $5.2 million in the third quarter of Fiscal 1999 as a result of higher headcount to support new product rollouts. As a percentage of net sales, research and development expenses decreased to 7.9% in the third quarter of Fiscal 2000 compared to 9.0 % in the third quarter of Fiscal 1999 due to an increase in net sales.

In the first nine months of Fiscal 2000, research and development expenses increased slightly to $18.3 million from $18.1 million in the same period in Fiscal 1999. As a percentage of net sales, research and development expenses were 8.6% in the first nine months of Fiscal 2000 compared to 10.2% in the first nine months of Fiscal 1999 due to an increase in net sales.

Research and development expenses in the first nine months of Fiscal 2000 were primarily incurred for further development of the Altium product line. The Company intends to continue its new product rollouts in order to maintain and enhance its competitive position.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In the third quarter of Fiscal 2000, selling, general and administrative expenses increased to $13.4 million from $12.6 million in the third quarter of Fiscal 1999. The monetary increase in selling, general and administrative expenses in the third quarter of Fiscal 2000 compared to the third quarter of Fiscal 1999 was a result of higher trade show costs. As a percentage of net sales, selling, general and administrative expenses decreased to 17.3% in the third quarter of Fiscal 2000 compared to 21.6% in the comparable quarter of Fiscal 1999 due to an increase in net sales.

In the first nine months of Fiscal 2000, selling, general and administrative expenses decreased to $37.1 million from $43.9 million in the first nine months of Fiscal 1999. As a percentage of net sales, selling, general and administrative expenses decreased to 17.5% in the first nine months of Fiscal 2000 from 24.8% in the comparable period of Fiscal 1999 due to an increase in net sales.

The decrease in selling, general and administrative expenses in absolute dollars and as a percentage of net sales for the first nine months of Fiscal 2000 compared to the comparable


                                    14 of 24
period of Fiscal 1999 was attributable to workforce reductions and other cost initiatives taken in the first and third quarters of Fiscal 1999,which was offset to some extent by the increase in these expenses in the third quarter of Fiscal 2000 as discussed above. See page 7, " Notes to Condensed Consolidated Financial Statements - Restructuring Costs."

MERGER AND RESTRUCTURING EXPENSES
Merger and restructuring charges of $22.7 million were recorded in the third quarter of Fiscal 1999. These charges included $2.7 million for merger costs consisting primarily of fees for the investment banker, legal and accounting services related to the Innova merger, $2.8 million for severance costs, $4.1 million for facility termination costs, and an impairment loss of $13.1 million resulting from the reduction of the carrying value of goodwill and other assets related to Granger Inc., a subsidiary of the Company. See page 7, "Notes to Condensed Consolidated Financial Statements - Restructuring Cost."

Additionally, in the first quarter of Fiscal 1999, restructuring costs of $7.2 million were recorded. These charges consisted of a write off of $5.8 million related to the discontinuance of several internal information technology ("IT") systems projects and $1.4 million for severance and related costs associated with a reduction in the Company's workforce. See page 7, " Notes to Condensed Consolidated Financial Statements - Restructuring Costs."

OTHER INCOME (EXPENSE)
The increase in interest expense in the third quarter of Fiscal 2000 of $0.1 million was primarily attributable to higher debt balances as compared to the same quarter of the prior year. Other income (expense), net changed to $0.6 million income in the third quarter of Fiscal 2000 from a $0.3 million expense in the third quarter of Fiscal 1999 primarily due to the cost of foreign exchange contracts, foreign exchange gains and losses as well as $0.6 million of interest income in the third quarter of Fiscal 2000 compared to $0.3 million in the third quarter of Fiscal 1999.

The increase in interest expense in the first nine months of Fiscal 2000 of $0.5 million was primarily attributable to higher debt balances as compared to the same period of the prior year. Other income (expense), net changed to essentially a break even in the first nine months of Fiscal 2000 from $1.0 million income in the first nine months of Fiscal 1999 primarily due to the cost of foreign exchange contracts, foreign exchange gains and losses as well as $1.2 million of interest income in the first nine months of Fiscal 2000 compared to $1.1 million in the first nine months of Fiscal 1999.

PROVISION FOR INCOME TAXES
In the first nine months of Fiscal 2000, the Company recorded a provision for income taxes at less than the statutory rate primarily due to the anticipated utilization of net operating loss carry forwards in Fiscal 2000. The Company did not record a tax benefit in the first nine months of Fiscal 1999, as it could not be certain of profitability in future periods.



LIQUIDITY AND CAPITAL RESOURCES

Net cash used for operating activities in the first nine months of Fiscal 2000 was $3.3 million, compared to net cash used for operating activities of $14.5 million in the first nine months of


                                    15 of 24

Fiscal 1999. The improvement in cash used for operations was primarily the result of a substantial net loss for the first nine months of Fiscal 1999 compared to net income for the first nine months of Fiscal 2000. Accounts receivable increased $26.5 million in the first nine months of Fiscal 2000 due to an increase in sales volume and the timing of shipments as 52% of the Company's Fiscal 2000 third quarter shipments occurred in the last month of the period compared to 45% in the same period a year ago.

Purchases of property and equipment decreased to $15.7 million in the first nine months of Fiscal 2000 from $18.8 million in the first nine months of Fiscal 1999. The Fiscal 1999 activity was mostly attributable to test equipment purchases at the Company's Seattle manufacturing location and payments on the Company's new service and repair facility in the United Kingdom. During the third quarter of Fiscal 2000, the Company invested $7.0 million for a minority interest in Ensemble Communications, a supplier of broadband wireless access equipment. The Company also placed in escrow an additional $3.0 million for a possible subsequent investment in August 2000. This subsequent investment is at the option and sole discretion of Ensemble Communications.

On October 1, 1999 the Securities and Exchange Commission declared the Company's Registration Statement on Form S-3 effective. Under the Registration Statement, the Company may sell up to $100 million in debt securities, common stock, debt warrants and common stock warrants. During the third quarter Fiscal 2000, the Company used its shelf registration statement to sell 3,450,000 shares of its common stock and received proceeds of $55.1 million, net of costs of $0.1 million. The Company will use the net proceeds for general corporate purposes, including working capital and strategic investments and acquisitions. Additionally, the Company received $11.2 million from the exercise of employee stock options and warrants in the first nine months of Fiscal 2000 compared to $1.0 million in the first nine months of Fiscal 1999.

In December 1999, the Company elected not to renew its $40.0 million asset-based borrowing facility with a U.S. lender and repaid $2.6 million outstanding under the facility.

At December 31, 1999, the Company's principal sources of liquidity consisted of $64.5 million in cash and cash equivalents and short-term investments. The Company also retains the ability to sell up to an additional $44.8 million in debt securities, common stock, debt warrants and common stock warrants under its shelf registration discussed above. However, there can be no assurance that the Company will be able to sell these securities on commercially reasonable terms or at all.

The Company believes that it has the financial resources needed to meet its business requirements for the foreseeable future.


                                    16 of 24

YEAR 2000 READINESS

The Company was aware of the issues associated with the programming code in existing computer systems as the year 2000 approached. The "Year 2000" problem is concerned with whether computer systems will properly recognize date sensitive information when the year changed to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 problem is pervasive and complex, as virtually every company's computer operation could have been affected in some way. Many of the Company's computer programs, which process its operational and financial transactions, were designed and developed without considering the impact of the upcoming change in century. If not corrected, the Company's computer programs and products could have failed or have created erroneous results by or at the year 2000.

The Company had taken steps to ensure that its products and computer programs would continue to operate on and after January 1, 2000. The Company formed a project team consisting of staff from Manufacturing, Customer Service, Finance, Human Resources, Sales, Marketing, Legal, Engineering, and Information Technology (IT) departments, led by a project manager. A five-phase solution process had been established consisting of (1) awareness, (2) assessment, (3) renovation, (4) validation, and (5) implementation. The Company had completed this five-phase process with respect to its Year 2000 issues. The Company's Year 2000 project team identified its manufacturing IT system as its highest priority and had implemented Year 2000 upgrades to its manufacturing systems. The Company's network operating systems were also Year 2000-ready. The Company's personal computers had been evaluated and upgrades were installed to correct noncompliance. Some older personal computers were replaced or taken out of service. The Company has experienced no Year 2000 problems with any of its manufacturing or informational systems as a result of the Year 2000 changeover.

The Company had completed an assessment of all of its products. It was determined that most of its hardware products would not be affected by the Year 2000 issue because no internal clock exists in these products. Year 2000 readiness testing was conducted on its newer products, including the Altium product line and network software products. Some older network software products were not Year 2000-ready and the Company developed an upgrade plan for customers who are using this software. There could be no assurance that customers would properly upgrade their software and we cannot predict the resulting impact on customers' networks if they are not upgraded. There were no customer outages or equipment failures as a result of the Year 2000 changeover.

The Company mailed letters to its primary suppliers and subcontractors to determine whether they were developing plans to address processing transactions in the Year 2000 and to monitor their progress toward Year 2000 capability. All critical vendors contacted had responded, and the Year 2000 team had visited the critical vendors to ensure that processes were actually in place as represented. The Company has not experienced any supply problems because of Year 2000 noncompliance with any of its vendors.

The Company spent approximately $0.8 million investigating and remedying issues related to Year 2000 readiness involving internal operations, including purchases of software test tools, software upgrades, and upgrading a security system related to Year 2000 readiness. In addition, the Company estimates that $0.5 million of internal personnel costs were incurred to support the Company's Year 2000 readiness plan.


                                    17 of 24

The Company had developed a contingency plan to operate in the event that any critical systems were noncompliant on January 1, 2000. This contingency plan included, but was not limited to: 1) transitioning to alternate suppliers, 2) responding to customers faced with Year 2000 issues, 3) operating in a manual mode, i.e., without computer systems, 3) using generators to maintain communications, and 4) identifying alternative data processing service providers. None of the contingency plans were required with the Year 2000 changeover.

As a result of the Year 2000 changeover, the Company knows of no trend or event that could have a material adverse effect on the Company's business, financial condition and results of operation. The Company will continue to monitor its manufacturing processes and transactional based software for potential embedded Year 2000 problems and maintain its alternate suppliers list.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK
It is the Company's policy not to enter into derivative financial instruments except for hedging of foreign currency exposures. The Company hedges certain portions of its exposure to foreign currency fluctuations through the use of forward foreign exchange contracts. The Company enters into forward foreign exchange contracts for purposes other than trading; however, the Company does not engage in any foreign currency speculation. Forward foreign exchange contracts represent agreements to buy or sell a specified amount of foreign currency at a specified price in the future. These contracts generally have maturities that do not exceed one month. At December 31, 1999, the Company had forward foreign exchange contracts to exchange various foreign currencies for U.S. dollars in the aggregate amount of $44.3 million, primarily in New Zealand dollars, British pounds, and euros. Gains and losses associated with currency rate changes on forward foreign exchange contracts are recorded currently in income as they offset corresponding gains and losses on the foreign currency-denominated assets and liabilities being hedged. Therefore, the carrying value of forward foreign exchange contracts approximates their fair value. The Company believes that the credit risk with respect to its


                                    18 of 24
forward foreign exchange contracts is minimal because the Company enters into contracts with major financial institutions. Market risk with respect to forward foreign exchange contracts is offset by the corresponding exposure related to the underlying assets and liabilities.

FOREIGN CURRENCY RATE RISK
Although nearly all of the Company's sales and expenses are denominated in U.S. dollars, the Company has experienced some foreign exchange gains and losses to date, and expects to incur additional gains and losses in Fiscal 2000. The Company did engage in foreign currency hedging activities during the quarter ended December 31, 1999, as explained above, and intends to continue doing so as needed.

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

Sales of the Company's products are concentrated in a small number of customers. For the first nine months of Fiscal 2000 ended December 31, 1999, the top three customers accounted for 38% of the net sales. As of December 31, 1999, three of the Company's customers accounted for 39% of the backlog. The worldwide telecommunications industry is dominated by a small number of large corporations, and the Company expects that a significant portion of its future product sales will continue to be concentrated in a limited number of customers. The loss of any existing customer, a significant reduction in the level of sales to any existing customer, or the failure of the Company to gain additional customers could harm the Company's business, financial condition and results of operations. In addition, a substantial portion of shipments may occur near the end of each quarter. Accordingly, the Company's results are difficult to predict and delays in product delivery or closing of a sale can cause revenues and net income to fluctuate significantly from anticipated levels and from quarter to quarter.

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


                                    19 of 24

Ericsson, Alcatel, Siemens AG, P-COM, Inc. and the Microwave Communications Division of Harris Corporation. In addition, other existing competitors presently include SIAE, Sagem, Lucent, NEC, Nokia, ATI, a subsidiary of World Access, and Northern Telecom. Many of these companies have more extensive engineering, manufacturing, and marketing capabilities and significantly greater financial, technical, and personnel resources than the Company. The Company believes that its ability to compete successfully will depend on a number of factors, both within and outside its control, including price, quality, availability, customer service and support, breadth of product line, product performance and features, rapid time-to-market delivery capabilities, reliability, timing of new product introductions by the Company, its customers and its competitors, and the ability of its customers to obtain financing.

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


                                    20 of 24

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of the Company's market risks, see page 18, "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk."


                                    21 of 24

PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5 - OTHER INFORMATION

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

 (a)     Exhibits

         For a list of exhibits to this Form 10-Q, see the exhibit index located on page 23.

(b)      Reports on Form 8-K

         The Company filed the following Form 8-K's during the quarter ended December 31, 1999:

         1) On November 17, 1999, the Company filed a report on Form 8-K, pursuant to a Registration Statement on Form S-3 and in connection with the public offering of 3,450,000 shares of the Company's common stock, to report that it had entered into an underwriting agreement with CIBC World Markets Corp., dated November 16, 1999 and to file a copy of such agreement and a press release related to such offering; and

         2) On November 19, 1999, the Company filed a report on Form 8-K, pursuant to a Registration Statement on Form S-3 and in connection with the public offering of 3,450,000 shares of common stock, to report the Company's consummation of the sale and issuance of such shares on November 19, 1999 and to file a press release related thereto.


                                    22 of 24

                                  EXHIBIT INDEX

Exhibit
Number     Description
-------    -----------

27.1       Financial Data Schedule for the quarter ended December 31, 1999.


                                    23 of 24

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DIGITAL MICROWAVE CORPORATION

Date:    February 14, 2000            By    /s/   Carl A. Thomsen
      -------------------------       -----------------------------------------
                                                 Carl A. Thomsen
                                      Senior Vice President, Chief Financial
                                              Officer and Secretary

                                    24 of 24