Form 10-K
period 2000-03-31
DIGITAL MICROWAVE CORP /DE/
filed 2000-06-29
CIK 812703

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------
                                    FORM 10-K

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE FISCAL YEAR ENDED MARCH 31, 2000.
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _______ to ______.
                         Commission file number 0-15895

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

         Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. / /

         State the aggregate market value of the voting stock held by non-affiliates of Registrant (based on the last reported sale price of $36.3125 per share on the Nasdaq National Market) as of June 19, 2000: Approximately $2,635,966,000.

         As of June 19, 2000, there were 73,024,339 shares of Common Stock, par value $0.01 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended March 31, 2000 are incorporated by reference into Parts I and II of this Form 10-K Report. With the exception of those portions which are incorporated by reference, the Registrant's Fiscal 2000 Annual Report is not deemed filed as part of this Report.

2. Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on August 8, 2000 are incorporated by reference into Part III of this Form 10-K Report.

                                TABLE OF CONTENTS


                          DIGITAL MICROWAVE CORPORATION
                          2000 FORM 10-K ANNUAL REPORT

                                     PART I

Item 1        Business ..................................................................................................     3
Item 2        Properties ................................................................................................    13
Item 3        Legal Proceedings .........................................................................................    14
Item 4        Submission of Matters to a Vote of Security Holders .......................................................    14

                                     PART II

Item 5        Market for Registrant's Common Equity and Related Stockholder Matters .....................................    15
Item 6        Selected Financial Data ...................................................................................    15
Item 7        Management's Discussion and Analysis of Financial Condition and Results of Operations .....................    15
Item 7A       Quantitative and Qualitative Disclosures About Market Risk.................................................    15
Item 8        Financial Statements and Supplementary Data ...............................................................    16
Item 9        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ......................    16

                                    PART III

Item 10       Directors and Executive Officers of the Registrant ........................................................    17
Item 11       Executive Compensation ....................................................................................    18
Item 12       Security Ownership of Certain Beneficial Owners and Management ............................................    18
Item 13       Certain Relationships and Related Transactions ............................................................    18

                                     PART IV

Item 14       Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..........................................    19


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

INTRODUCTION

         Digital Microwave ("Digital Microwave" or the "Company") announced in May 2000 that it intends to change its name to DMC Stratex Networks, Inc. contingent on stockholder approval at the annual meeting to be held on August 8, 2000.

         Digital Microwave Corporation designs, manufactures and markets advanced wireless solutions for worldwide telephone network interconnection and broadband wireless access. The Company provides its customers with a broad product line, which contains products that operate using a variety of transmission frequencies, ranging from 0.3 GigaHertz (GHz) to 38 GHz, and a variety of transmission capacities, typically ranging from 64 Kilobits to OL-3 or 155 Megabits per second. The Company's broad product line allows it to market and sell its products to service providers in many locations worldwide with varying interconnection and access requirements. Digital Microwave designs its products to meet the requirements of mobile communications networks and fixed broadband access networks worldwide. The Company's products typically enable its customers to deploy and expand their wireless infrastructure and market their services rapidly to subscribers, so that service providers can realize a return on their investments in frequency allocation licenses and network equipment.

         The Company has sold over 163,000 radios, which have been installed in 95 countries. The Company markets its products to service providers directly, as well as indirectly through its relationships with original equipment manufacturer ("OEM") base station suppliers, including Lucent Technologies, Microelectronic Technology Inc., Nokia Telecommunications, Northern Telecom, Motorola Inc., and Siemens AG. Between April 1, 1999 and March 31, 2000, the Company sold its products to a number of service providers, including Beijing Telecommunication Equipment Factory in the Asia/Pacific region; Polska Telefonia Komorkowa, Jordan Mobile Telephone Services, MTN Networks (PVT) Limited, Panafon S.A., Sonangol S.A., Orange PCS Limited and Tele2 AB in Europe, the Middle East and Africa; and Winstar Wireless, Teligent Inc., Telcel, Radiomovil Dipsa S.A. and Movicom in the Americas.

         On October 1, 1999, the Securities and Exchange Commission declared the Company's registration statement on Form S-3 effective. Under the registration statement, the Company could sell up to $100 million in debt securities, common stock, debt warrants and common stock warrants. During Fiscal 2000 the Company used its shelf registration statement to sell 4,797,368 shares of its common stock and received approximately $99.8 million, net of costs of $0.2 million. The Company currently intends to use the net proceeds for general corporate purposes, including working capital and strategic investments and acquisitions.

INDUSTRY BACKGROUND

         Worldwide demand for high performance and high capacity broadband access, mobile voice telephony, high-speed data communications, fixed and mobile cellular communications, video broadcast services and paging services continues to grow. This demand continues to grow due to: (i ) requirement for internet broadband access, (ii) changes in the regulatory environment in many countries;
(iii) the rapid establishment of telecommunications infrastructures in many developing countries; (iv) technological advances, particularly in the wireless telecommunications market; and (v) the deployment of private communications networks. Given their relatively low cost and ease of deployment, wireless solutions are attractive to broadband access providers such as competitive local exchange carriers (CLECS), new service providers establishing competing telecommunications services in developed countries and to telecommunications service providers in developing countries seeking to rapidly increase the availability and quality of telecommunications and internet access services. The upgrade and expansion of existing networks and the deployment of new networks are expected to continue to offer growth opportunities for wireless infrastructure suppliers. Wireless infrastructure suppliers address the requirements of both mobile communications networks and fixed access networks.

         Cellular telephone and other wireless services have grown rapidly over the past five years due to deregulation, increased competition, technological advances, and increasing consumer demand for connectivity to telecommunications services. The demand for fixed broadband access networks is rapidly increasing due to data transmission requirements resulting from growing internet access demand.

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

         Whether expanding existing networks or deploying new networks, service providers must choose between constructing networks using wireline and fiber infrastructure or wireless infrastructure. Wireline and fiber connectivity solutions typically require significant installation periods and may be relatively expensive to install. For cellular telephony in developed countries where wireline infrastructure is in place, new service providers may have the option to lease networks from traditional service providers, but may choose not to do so because leasing arrangements must be entered into with their competitors, may be comparatively expensive and do not allow control over the network. In developing countries, many service providers are initially installing wireless networks because such networks are generally faster to install and may be less expensive than traditional wireline networks. As a result, many service providers are deploying wireless networks as an alternative to the construction or leasing of traditional wireline networks. For broadband access networks the service providers can use fiber or wireless connectivity. Similar to cellular telephone networks, wireless broadband access is typically less expensive to install and can be installed more rapidly than a fiber alternative.

         For several applications, digital microwave transmission systems offer numerous advantages over competing transmission technologies, including lower cost of implementation and rapid deployment. Digital microwave systems can be deployed in a matter of weeks and typically require lower infrastructure investments and installation lead times than alternative transmission technologies.

         The Company believes that as a broadband access and telecommunication requirements grow, digital microwave systems will continue to be used as transmission links to support a variety of existing and expanding communications networks and applications. In this regard, the Company believes that digital microwave systems will be used to address the connection requirements of several markets and applications, including the broadband access market, cellular applications, private networks and wireless analog replacement applications.

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

         As a result of the merger with MAS Technology and Innova Corporation, Digital Microwave as well as internal research and development efforts, has expanded its product line and has added additional engineering staff to allow it to focus its efforts on multiple new product development programs concurrently.

THE COMPANY'S STRATEGY

         The Company's strategy is to build on the strength of its current products, which offer point-to-point solutions, and its strong customer sales, service and support organization to improve its position as a leading provider of integrated wireless solutions for broadband wireless access, PCS/PCN and mobile and private networks. Key elements of Digital Microwave's strategy include:

         MAINTAIN A COMPREHENSIVE PRODUCT LINE. The Company anticipates that the requirements of its customers will continue to evolve as the broadband access telecommunications services markets change and expand. In this regard, since the Company's customers often do not know the exact frequency band and capacity needs of their networks at the time they are awarded franchises, Digital Microwave's broad product line provides them with the flexibility to respond to individual market needs, and to coordinate frequencies with existing infrastructure and other significant variables. The Company believes that the use of standard design platforms and flexible architectures for both hardware and software components in its products enables it to quickly introduce and commercially ship new products and product enhancements to address changing market demands. The Company intends to continue to expand its product line in response to the varying worldwide requirements of wireless networks.

         ADDRESS WORLDWIDE MARKET OPPORTUNITIES. The Company believes that it is well-positioned to address worldwide market opportunities for wireless infrastructure suppliers. For example, there are substantial telecommunications infrastructures being built for the first time in many African, Asian and Latin American countries; telecommunications infrastructures are being expanded in Europe; and broadband access networks are being constructed in the United States. The Company believes that maintaining close proximity to its customers provides it with a competitive advantage in securing orders for its products and in servicing its customers. Local offices enable the Company to better understand the local issues and requirements of its customers and to address its customers' individual geographic, regulatory, and infrastructure requirements. As a result, the Company has developed a global sales, service and support organization, with offices in Europe, Africa, Asia, New Zealand, Australia, the Middle East and the Americas. With its 28 sales or support offices in 23 countries, the Company can respond quickly to its customers' needs and provide prompt on-site technical support.

         LEVERAGE DISTRIBUTION CHANNELS. The Company markets its products to service providers directly, as well as indirectly through its relationships with OEM base station suppliers, such as Lucent Technologies, Northern Telecom, Motorola, Inc., Nokia Telecommunications, and Siemens AG, as well as through its relationships with system integrators and private labelers. The Company also markets its products through independent agents and distributors in certain countries. The Company intends to leverage upon such relationships and its direct worldwide presence with service providers to expand its customer base and enhance its global presence.

         FOCUS ON BUSINESS EXPANSION INTO EMERGING APPLICATIONS. The Company believes that it can leverage its core technical competencies and its global sales, service and support organization to enter into rapidly growing applications, including wireless local loop, data access, wireless data transport, and alternative local telephone facilities access.

EXISTING PRODUCTS

The Company's principal product families include the Altium-TM-, XP4-TM-, DART-TM-, SPECTRUM-TM- II, DXR-TM- 700, DXR-TM- 200, DXR-TM- 100, and ProVision.

         ALTIUM. Altium, which began volume shipments in January 1999, is a next generation radio platform aimed at providing higher capacity solutions in microwave and millimeter wave bands. From its initial shipments and through Fiscal 2000, Altium has had the fastest product rollout than any product in the Company's history. SONET/SDH capable, Altium can wirelessly extend or complete SONET and SDH transport networks to complement or be an alternative to fiber deployment. Key attributes of size, performance, flexibility and rapid deployment bring benefits to both interconnect and access applications. Altium operates at frequencies of 7, 8, 11, 13, 15, 18, 23, 26 and 38 GHZ and at OC-3/STM-1 capacity at 155 Mbps. The Company is developing a product family based on Altium with even higher capacities to meet growing customer requirements.

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

         Although the Company has a large customer base, during any given quarter, a small number of customers may account for a significant portion of the Company's net sales. In certain circumstances the Company sells its products to service providers through OEMs, which provide the service providers with access to financing and in some instances, protection from fluctuations in foreign currency exchange rates. During Fiscal 2000, one customer accounted for 16% (Beijing Telecommunications Factory) of net sales. No single customer accounted for 10% or more of the Company's net sales in Fiscal 1999 or Fiscal 1998. At March 31, 2000, three customers collectively accounted for approximately 59% of the Company's $111.9 million backlog. While management considers the Company's relationships with each of its major customers to be good, there can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue to be at levels of previous periods, or that the Company will be able to obtain orders from new customers. The Company's customers typically are not contractually obligated to purchase any quantity of products in a particular period and product sales to major customers have varied widely from period to period. The loss of any existing customer, a significant reduction in the level of sales to any existing customer, or the failure of the Company to gain additional customers could have a material adverse effect on the Company's business, financial condition and results of operations. See "Factors That May Affect Future Financial Results."

SALES, MARKETING AND SERVICE

         Digital Microwave believes that a direct and continuing relationship with service providers is a competitive advantage in attracting new customers and satisfying existing ones. As a result, the Company offers its products and services principally through its own sales, service and support organization, which allows the Company to closely monitor the needs of its customers. The Company has offices in the United States, New Zealand, Australia, Canada, the United Kingdom, Germany, United Arab Emirates, Mexico, Colombia, India, Sri Lanka, China, Singapore, Argentina, Brazil,

Greece, Malaysia, South Africa, Botswana, Thailand, and the Philippines. The Company's local offices provide it with a better understanding of its customers' needs and enable the Company to respond to local issues and unique local requirements.

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

         As of March 31, 2000, the Company employed approximately 307 people in its sales marketing, service and support organization, approximately 78% of whom primarily support sales outside the United States. Sales personnel are highly trained to provide the customer with assistance in selecting and configuring a digital microwave system suitable for the customer's particular needs. The Company's customer service and support personnel provide customers with training, installation, service and maintenance of the Company's systems under contract. The Company offers a twenty seven (27) month (which includes 3 months for installation either by Digital Microwave or buyer) limited warranty for all customers on all of the Company's products. The Company provides warranty and post-warranty services from its manufacturing locations in the United States and New Zealand and its service centers in the United Kingdom, the United States and the Philippines.

RESEARCH AND DEVELOPMENT

         Digital Microwave believes that its ability to enhance its current products, develop and introduce new products on a timely basis, maintain technological competitiveness and meet customer requirements is essential to the Company's continued success. Accordingly, the Company allocates, and intends to continue to allocate, a significant portion of its resources to research and development efforts. During Fiscal 2000, the Company invested $24.4 million or 8.1% of net sales on research and development, compared to $24.1 million or 10.2% of net sales in Fiscal 1999 and $24.5 million or 7.1% of net sales in Fiscal 1998. The Company expects its research and development spending to increase in Fiscal 2001. As of March 31, 2000, the Company employed approximately 193 people in its research and development organization in San Jose, California, Seattle, Washington and Wellington, New Zealand.

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

MANUFACTURING AND SUPPLIERS

         Digital Microwave's manufacturing operations consist primarily of final assembly, customer software configuration, test and quality control of materials and components. The manufacturing process consists primarily of materials management, extensive unit and environmental testing of components and subassemblies at each stage of the manufacturing process, final assembly of the terminals, and prior to shipment, quality assurance testing and inspection of all products. The Company has three manufacturing facilities, which presently are located in San Jose, California, Wellington, New Zealand and Seattle, Washington. The Company's manufacturing operations in San Jose, California, Seattle, Washington and Wellington, New Zealand are certified to International Standards Organization (ISO) 9001, a recognized international quality standard. The manufacturing facility in Wellington, New Zealand is also certified to ISO 14001, an internationally recognized environmental quality standard. As of March 31, 2000, the Company maintained a staff of 335 manufacturing personnel.

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

BACKLOG

         Digital Microwave's backlog at March 31, 2000 was $111.9 million, as compared with $63.9 million at March 31, 1999. The Company only includes orders scheduled for delivery within 12 months in its backlog. Product orders in the Company's current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period because of the timing of orders, delivery intervals, customer and product mix, and the possibility of changes in delivery schedules and additions or cancellations of orders.

COMPETITION

         The microwave interconnection and access business is a specialized segment of the wireless telecommunications industry and is extremely competitive. The Company expects such competition to increase in the future. Several established and emerging companies offer a variety of microwave, fiber optic, and other connectivity products for applications similar to those of the Company's products. Many of the Company's competitors have more extensive engineering, manufacturing and marketing capabilities and substantially greater financial, technical and personnel resources than the Company. In addition, many of the Company's competitors have greater name recognition, a larger installed base of products and longer-standing customer relationships. The Company considers its primary competitors to be L.M. Ericsson, Northern Telecom, Siemens AG, Nera, Alcatel and the Microwave Communications Division of Harris Corporation. In addition, other existing competitors include Nokia, SIAE, Sagem and NEC as well as several private companies currently in the startup stage. Both Northern Telecom and Siemens AG have product lines that compete with those of the Company, and are also OEMs through which the Company markets and sells its products. Some of the Company's largest customers could develop the capability to manufacture products similar to those manufactured by the Company. Existing and potential competition in the industry has resulted in, and will continue to result in, significant price competition. The Company believes that competition in its markets is based primarily on price, quality, availability, customer service and support, breadth of product line, product performance and features, rapid delivery, reliability, timing of new product introductions by the Company, its customers and its competitors, and the ability of its customers to obtain financing. The Company's future success will depend upon its ability to address the increasingly sophisticated needs of its customers by enhancing its current products, by developing and introducing new products in a timely manner that keep pace with technological developments and emerging wireless telecommunications services, and by providing such products at competitive prices. There can be no assurance that the Company will have the financial resources, technical expertise, or marketing, sales, distribution, and customer service and support capabilities to compete successfully. See "Factors That May Affect Future Financial Results."

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

INTELLECTUAL PROPERTY

         The Company's ability to compete will depend, in part, on its ability to obtain and enforce intellectual property protection for its technology in the United States and internationally. The Company relies upon a combination of trade secrets, trademarks, copyrights, patents and contractual rights to protect its intellectual property. For example, the Company presently has four patents and one pending patent covering its products. In addition, the Company enters into confidentiality and invention assignment agreements with its employees, and enters into non-disclosure agreements with its suppliers and appropriate customers so as to limit access to and disclosure of its proprietary information. There can be no assurance that any steps taken by the Company will be adequate to deter misappropriation or impede independent third party development of similar technologies. In the event that such intellectual property arrangements are insufficient, the Company's business, financial condition and results of operations could be harmed. Moreover, there can be no assurance that the protection provided to the Company's intellectual property by the laws and courts of foreign nations will be substantially similar to the remedies available under United States law or that third parties will not assert infringement claims against the Company.

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

EMPLOYEES

         As of March 31, 2000, the Company employed 974 full-time and temporary employees. None of the Company's employees is represented by a collective bargaining agreement. The Company's future performance will depend in large measure on its ability to attract and retain highly skilled employees. Competition for such personnel is intense and there can be no assurance that the Company will be successful in attracting and retaining highly skilled employees. The Company has never experienced a work stoppage and believes its relationship with its employees to be good.


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

         The markets for the Company's products are extremely competitive, and the Company expects that competition will increase. The Company's existing and potential competitors include established and emerging companies, such as L.M. Ericsson, Northern Telecom, Siemens AG, Microwave Communications Division of Harris Corporation, Alcatel, Nokia, Nera, NEC, Sagem and SIAE, many of which have more extensive engineering, manufacturing and marketing capabilities and significantly greater financial, technical, and personnel resources than the Company. The Company believes that its ability to compete successfully will depend on a number of factors both within and outside its control, including price, quality, availability, customer service and support, breadth of product line, product performance and features, rapid delivery, reliability, timing of new product introductions by the Company, its customers and its competitors, and the ability of its customers to obtain financing. The Company continues to experience customer demands for shorter delivery cycles. There can be no assurance that the Company will have the financial resources, technical expertise, or marketing, sales, distribution, and customer service and support capabilities to compete successfully.

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

         The Company has pursued, and will continue to pursue, growth opportunities through internal development, minority investments and acquisitions of complementary businesses and technologies. Acquisitions may involve difficulties in the retention of personnel, diversion of management's attention, unexpected legal liabilities, and tax and accounting issues. There can be no assurance that the Company will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into its operations, or expand into new markets. Once integrated, acquired businesses may not achieve comparable levels of revenues, profitability, or productivity as the existing business of the Company or otherwise perform as expected. The Company's failure to manage its growth effectively could harm the Company's business, financial condition and results of operations.

         Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As a result, software that records only the last two digits of the calendar year may not be able to distinguish whether "00" means 1900 or 2000. Residual Year 2000 problems may result in miscalculations, data corruption, system failures or disruption of operations. To date the Company has not experienced any significant Year 2000 problems in its internal technology systems or with vendors of systems the Company believes to be critical to its business. In addition, the Company believes that it is unlikely it will experience any significant Year 2000 problems in the future.

         However, the Company's applications operate in complex network environments and directly and indirectly interact with a number of other hardware and software systems. The Company cannot predict whether Year 2000 unknown errors or defects that affect the operation of software and systems that it uses in operating its businesses will arise in the future. If residual Year 2000 problems cause the failure of any of the technology, software or systems necessary to operate its business, the Company could lose customers, suffer significant disruptions in its business, lose revenues and incur substantial liabilities and expenses. The Company could also become involved in costly litigation resulting from Year 2000 problems. This could seriously harm the Company's business, financial condition and results of operations.

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

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is effective for companies with fiscal years beginning after June 15, 2000, and requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company believes that the adoption of this new pronouncement will not have a material effect on the Company's financial statements.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We will adopt SAB 101 as required in the first quarter of 2001 and are evaluating the effect that such adoption may have on our consolidated results of operations and financial position.


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


ITEM 2.  PROPERTIES

         The Company's corporate offices and principal research, development and manufacturing facilities are located in San Jose, California in three leased buildings aggregating approximately 132,000 square feet. The Company also leases two buildings in Milpitas, California totaling 55,000 square feet and is used for administration and warehousing. The Company's Seattle, Washington facilities consist of three leased buildings aggregating approximately 79,000 square feet of office and manufacturing space.

         The Company also owns a 44,000 square foot service and repair facility in Hamilton, Scotland and leases 10,000 square feet in Coventry, England. The Company owns 7,000 square feet of office space and leases an additional 28,000 square feet of office and manufacturing space in Wellington, New Zealand. Additionally, the Company also leases an aggregate of approximately 50,000 square feet world wide for sales, customer service and support offices. The Company believes these facilities are adequate to meet its anticipated needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         See "Business -- Litigation" under Item 1 of this Form 10-K and Note 4 of "Notes to Consolidated Financial Statements" incorporated herein by reference from the Company's 2000 Annual Report to Stockholders.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The section labeled "Stock Information" appearing on page 39 of the Company's 2000 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The section labeled "Selected Consolidated Financial Data" appearing on page 21 of the Company's 2000 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 15 through 21 of the Company's 2000 Annual Report to Stockholders is incorporated herein by reference.

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

         The table below presents principal amounts and related weighted average interest rates by year of maturity for the Company's investment portfolio.


                                                                             Years Ended March 31
                                                  ---------------------------------------------------------------------
(In thousands)                                      2001             2002            2003        2004          2005
                                                    ----             ----            ----        ----          ----
Cash equivalents and short-term investments       $111,711            -               -           -              -
Weighted average interest rate                       6.06%            -               -           -              -


Foreign Currency Exchange Risk:

         The Company transacts business in various foreign countries. During fiscal 1999 and 2000, the Company employed a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge certain balance sheet and backlog transactions in non-functional currency transactions. Under this program, increases or decreases in the Company's foreign currency transactions when translated to the functional currency are partially offset by realized gains and losses on the hedging instruments. The goal of this program is to minimize net fluctuations in the value of these currencies which may cause short-term earnings volatility. As of March 31, 2000, the Company's foreign currency forward exchange contracts were comprised primarily of New Zealand dollars, British Pounds and European Monetary Units and totaled the US dollar equivalent of $ 45.8 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and supplementary data, and related notes and Report of Independent Public Accountants appearing on pages 22 through 38 of the Company's 2000 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The current executive officers of Digital Microwave are as follows:


             NAME                 AGE                                POSITION
            ------               -----                              ----------
Sam Smookler                      60     Chief Executive Officer and President
Frank Carretta, Jr.               55     Senior Vice President, Worldwide Sales
Carl A. Thomsen                   55     Senior Vice President, Chief Financial Officer and Secretary
John C. Brandt                    43     Vice President and Corporate Controller
Carol A. Goudey                   52     Corporate Treasurer and Assistant Secretary
Paul A. Kennard                   49     Chief Technical Officer
John P. O'Neil                    62     Vice President, Personnel


         Mr. Sam Smookler was appointed Chief Executive Officer and as director in May 2000. Mr. Smookler joined the Company as President and Chief Operating Officer in January 1998. In October 1998, at the time of the merger with Innova Corporation, he became President, Broadband, Long Haul and Services. Prior to joining the Company, he served as President and Chief Operating Officer of Signal Technology Corporation, a manufacturer of electronic components and subsystems, from September 1997 to January 1998 and as President of East Coast Operations from February 1997 to September 1997. Prior to such time he served as Vice President and General Manager of the Interconnection Products Division of Augat Corporation, a manufacturer of telecommunications connection products, from November 1994 to February 1997. From February 1992 to October 1994, he served as General Manager of a division of M/A-COM.

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

         Mr. John C. Brandt joined the Company as Controller in June 1997 and was appointed Vice President in April 1999. Prior to joining the Company, Mr. Brandt was employed with Honeywell-Measurex, a manufacturer of control systems, from 1981 to June 1997, where he served in a variety of financial positions including Operations Controller from 1988 to June 1997.

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

         Information concerning directors and executive officers under the caption "Election of Directors," "Board Meetings and Committees," "Security Ownership of Certain Beneficial Owners and Management" and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on August 8, 2000 (the "Proxy Statement"), is incorporated herein by reference.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See "Business -- Manufacturing and Suppliers" under Item 1 of this Form 10-K and Note 3 of "Notes to Consolidated Financial Statements" of the Company's 2000 Annual Report to Stockholders incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      1.       FINANCIAL STATEMENTS

                  The following consolidated financial statements are contained in the Company's 2000 Annual Report to Stockholders and are incorporated herein by reference pursuant to Item 8:

                           1. Consolidated Balance Sheets as of March 31, 2000 and 1999.

                           2. Consolidated Statements of Operations for each of the three years in the period ended March 31, 2000.

                           3. Consolidated Statements of Stockholders' Equity for each of the three years in the period ended March 31, 2000.

                           4. Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2000.

                           5.       Notes to Consolidated Financial Statements.

                           6.       Report of Independent Public Accountants.

                  2.       FINANCIAL STATEMENT SCHEDULES

                  The following consolidated financial statement schedule for each of the three years in the period ended March 31, 2000 is submitted herewith:

                           II       Valuation and Qualifying Accounts and
                                    Reserves.

                  Schedules not listed above have been omitted because they are not applicable or required, or information required to be set forth therein is included in the Consolidated Financial Statements, including the Notes thereto, incorporated herein by reference.

                  3.       EXHIBITS

                           The Exhibit Index begins on Page 24 hereof.

         (b)

              (1) On March 8, 2000 the Company filed a Current Report on Form
                  8-K dated March 8, 2000 disclosing that the Company had entered into an underwriting agreement with Dain Rauscher Wessels, a division of Dain Rauscher Incorporated, in connection with a public offering of 1,347,368 shares of common stock.

              (2) On March 14, 2000 the Company filed a Current Report on Form
                  8-K dated March 14, 2000 disclosing that the Company had consummated the sale and issuance of 1,347,368 of common stock in a public offering.

         (c)      See Item 14 (a) 3 above.

         (d)      See Item 14 (a) 2 above.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    June 28, 2000.

DIGITAL MICROWAVE CORPORATION

BY: /s/   Sam Smookler
       -------------------------
          Sam Smookler
          CHIEF EXECUTIVE OFFICER

                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS:

         That the undersigned officers and directors of Digital Microwave Corporation do hereby constitute and appoint Sam Smookler and Carl A. Thomsen, and each of them, the lawful attorney and agent or attorneys and agents with power and authority to do any and all acts and things and to execute any and all instruments which said attorneys and agents, or either of them, determine may be necessary or advisable or required to enable Digital Microwave Corporation to comply with the Securities and Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Form 10-K Report. Without limiting the generality of the foregoing power and authority, the powers include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Form 10-K report or amendment or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorneys and agents or either of them, shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

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


SIGNATURES                                              SIGNING CAPACITY                                      DATE
----------                                              ----------------                                      ----


/s/             Sam Smookler                            Chief Executive Officer                               June 28, 2000
     -----------------------------------
                Sam Smookler

/s/            Carl A. Thomsen                          Senior Vice President, Chief Financial Officer        June 28, 2000
     -----------------------------------                & Secretary
               Carl A. Thomsen                          (Principal Financial and Accounting Officer)

/s/          Charles D. Kissner                         Chairman of the Board                                 June 28, 2000
     -----------------------------------
             Charles D. Kissner

/s/         Richard C. Alberding                        Director                                              June 28, 2000
     -----------------------------------
            Richard C. Alberding

/s/            Paul S. Bachow                           Director                                              June 28, 2000
     -----------------------------------
               Paul S. Bachow

/s/             John W. Combs                           Director                                              June 28, 2000
     -----------------------------------
                John W. Combs

/s/            James D. Meindl                          Director                                              June 28, 2000
     -----------------------------------
               James D. Meindl

/s/          V. Frank Mendicino                         Director                                              June 28, 2000
     -----------------------------------
             V. Frank Mendicino

                                                        Director                                              June    , 2000
     -----------------------------------
               Howard Oringer


              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To Digital Microwave Corporation:

         We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Digital Microwave Corporation's Annual Report incorporated by reference in this Form 10-K, and have issued our report thereon dated April 21, 2000. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in item 14a(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                         /s/ ARTHUR ANDERSEN LLP


San Jose, California
April 21, 2000

                                   SCHEDULE II

DIGITAL MICROWAVE CORPORATION
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


(IN THOUSANDS)
-----------------------------------------------------------------------------------------------------------------------------------
                                              BALANCE AT               CHARGED TO                                 BALANCE
                                             BEGINNING OF              COSTS AND                                  AT END
DESCRIPTION                                     YEAR                   EXPENSES          UTILIZED                OF  YEAR
-----------------------------------------------------------------------------------------------------------------------------------
Year Ended March 31, 2000

Merger and
   Restructuring accrual:
         Severance costs                     $   900                      -           $   400                     $ 500
         Facility termination costs            2,300                      -             2,300                         -
         Asset write-down                        800                      -               400                       400
                                            -----------------------------------------------------------------------------
                                             $ 4,000                 $    -           $ 3,100(A)                   $900
(A) Approximately $3,100 consists of cash
    outflow.

Year Ended March 31, 1999

Merger and
   Restructuring accrual:
         Innova merger costs                       -                 $2,700            $ 2,700                   $    -
         Severance costs                           -                  4,200              3,300                      900
         Facility termination costs                -                  4,100              1,800                    2,300
         Asset write-down                          -                  5,800              5,000                      800
         Goodwill                                  -                 13,100             13,100                        -
                                            -----------------------------------------------------------------------------
                                                   -                $29,900(B)         $25,900(C)                $4,000

(B) Approximately $12,200 consists of cash outflow.
(C) Approximately $8,200 consists of cash outflow.


(IN THOUSANDS)
-----------------------------------------------------------------------------------------------------------------------------------
                                              BALANCE AT                 CHARGED TO                               BALANCE
                                             BEGINNING OF                COSTS AND           DEDUCTIONS/          AT END
DESCRIPTION                                      YEAR                     EXPENSES            WRITE-OFF          OF YEAR
-----------------------------------------------------------------------------------------------------------------------------------
Year Ended March 31, 2000
               Allowance for
                   doubtful accounts           $   3,261                $ 853                  $    538(A)                 $  4,652
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

3.1 Restated Certificate of Incorporation, dated April 10, 1987, as amended on November 6, 1997 and March 24, 1998, with Certificate of Designations of Series A Junior Participating Preferred Stock dated November 1, 1991 (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended March 31,
           1998).

3.2        Amended and Restated Bylaws, dated as of May 9, 2000.

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

10.6 Form of Indemnification Agreement between the Company and its directors and certain officers (incorporated by reference to Exhibit
           10.16 to the Company's Registration Statement on Form S-1 (File No.
           33-13431)).

10.7 Digital Microwave Corporation 1994 Stock Incentive Plan, as amended and restated (incorporated by reference to the Company's Proxy
           Statement for the Annual Meeting of Stockholders to be held on August
           4, 1998).

10.8       Lease, dated April 5, 1995, by and between Metropolitan Life
           Insurance Company and Digital Microwave Corporation, relating to 180
           Rose Orchard Way, San Jose, California (incorporated by reference to
           Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)



10.9       Purchase Agreement by and between the Company and Microelectronics
           Technology, Inc., dated as of January 15, 1998 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form
           10-Q for the quarter ended December 31, 1998).

10.10 Purchase Agreement by and between the Company and REMEC Inc., dated as of January 15, 1998 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended
           December 31, 1998).

10.11 Business Agreement by and between the Company and MTI, dated as of January 26, 1998 (incorporated by reference to Exhibit 10.3 to the
           Company's Quarterly Report on Form 10-Q for the quarter ended
           December 31, 1998).

10.12      Digital Microwave Corporation 1998 Non-Officer Employee Stock Option
           Plan (incorporated by reference to Exhibit 99.1 to the Company's
           Registration Statement on Form S-8 (File No. 333-48535)).

10.13      Product Purchase Agreement dated as of June 1, 1998, by and between
           Digital Microwave Corporation and Solectron Corporation (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report of Form 10-Q for the quarter ended June 30, 1998.

10.14      Product Purchase Agreement, dated as of July 30, 1998, by and between
           Digital Microwave Corporation and REMEC Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form
           10-Q for the quarter ended September 30, 1998).

10.15 Restated Employment Agreement, dated as of August 3, 1998, by and between Digital Microwave Corporation and Charles D. Kissner
           (incorporated by reference to Exhibit 10.2 to the Company's Quarterly
           Report on Form 10-Q for the quarter ended September 30, 1998).

10.16 Employment Agreement dated as of October 8, 1998 between the Company and Jean-Francois Grenon (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended
           December 31, 1998).

10.17      Digital Microwave Corporation 1999 Non-Officer Employee Restricted
           Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the
           Company's Registration Statement on Form S-8 (File No. 333-76233)).

10.18      Digital Microwave Corporation 1999 Employee Stock Purchase Plan
           (incorporated by reference to Exhibit 99.1 to the Company's
           Registration Statement on Form S-8 (File No. 333-80281)).

10.19      Form of Employment Agreement between the Company and Frank Carretta,
           Jr., Paul A. Kennard, Sam Smookler and Carl A. Thomsen
           (Incorporated by reference to Exhibit 10.33 to the Company's Annual
           Report on Form 10-K for the year ended March 31, 1999).

10.20 Form of Employment Agreement between John C. Brandt, Carol A. Goudey and John P. O'Neil (Incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended March 31,
           1999.

10.21      Amendment of lease of premises located at 130 Rose Orchard Way, San
           Jose California dated February 16, 2000.

10.22      Amendment of lease of premises located at 170 Rose Orchard Way, San
           Jose California dated February 16, 2000.

10.23      Amendment of lease of premises located at 180 Rose Orchard Way, San
           Jose California dated February 16, 2000.

10.24      Lease, dated February 16, 2000, by and between Corporate Technology
           Centre Associates II LLC and Digital Microwave Corporation, relating to 130 Rose Orchard Way, San Jose, California.



10.25      Lease, dated February 16, 2000, by and between Corporate Technology
           Centre Associates II LLC and Digital Microwave Corporation, relating to 170 Rose Orchard Way, San Jose, California.

10.26      Lease, dated February 16, 2000, by and between Corporate Technology
           Centre Associates II LLC and Digital Microwave Corporation, relating to 180 Rose Orchard Way, San Jose, California.

13.1 Portions of 2000 Annual Report to Stockholders incorporated herein by reference.

21.1       List of subsidiaries.

23.1       Consent of Independent Public Accountants

24.1       Power of Attorney (included on page 20 of this Annual Report on Form
           10-K).

27.1       Financial Data Schedule for the fiscal year ended March 31, 2000.
