Form 10-Q
period 2000-06-30
DMC STRATEX NETWORKS INC
filed 2000-08-11
CIK 812703

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                Commission file number: 0-15895
JUNE 30, 2000
-------------

                           DMC STRATEX NETWORKS, INC.
                          ---------------------------
               (Exact name of registrant specified in its charter)

               DELAWARE                          77-0016028
------------------------------------   -----------------------------
   (State or other jurisdiction                (IRS employer
  of incorporation or organization)        identification number)

         170 Rose Orchard Way
            SAN JOSE, CA                                 95134
-----------------------------------------       ---------------------
(Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code: (408) 943-0777
                                                    ---------------

Registrant's former name: Digital Microwave Corporation

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

The number of outstanding shares of the Registrant's common stock, par value $.01 per share, was 73,389,597 on August 04, 2000.

                                      INDEX
                                      -----



                                                                                                       PAGE
                                                                                                       ----
COVER PAGE                                                                                               1

INDEX                                                                                                    2

PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements

                    Condensed Consolidated Balance Sheets                                                3

                    Condensed Consolidated Statements of Operations                                      4

                    Condensed Consolidated Statements of Cash Flows                                      5

                    Notes to Condensed Consolidated Financial Statements                                 6-11

         Item 2 - Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                                       12-17

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk                            18

PART II - OTHER INFORMATION

         Item 4 - Submission of Matters to a Vote of Security Holders                                   19
         Item 5 - Other Information                                                                     19
         Item 6 - Exhibits and Reports on Form 8-K                                                      19


SIGNATURE                                                                                               21


                                    2 of 21

                         PART I - FINANCIAL INFORMATION
                          ITEM I - FINANCIAL STATEMENTS

                           DMC STRATEX NETWORKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                                          June 30, 2000            March 31, 2000
                                                                        -------------------     --------------------
                                                                           (Unaudited)
ASSETS
------

CURRENT ASSETS:
     Cash and cash equivalents                                              $      30,970           $       58,339
     Short-term investments                                                        67,066                   65,603
     Accounts receivable, net                                                     117,330                   98,520
     Inventories                                                                   69,993                   48,547
     Deferred tax asset                                                             1,245                    1,285
     Other current assets                                                          11,658                    9,916
                                                                            ---------------         ----------------
         TOTAL CURRENT ASSETS                                                     298,262                  282,210

PROPERTY AND EQUIPMENT, NET                                                        44,818                   43,801
OTHER ASSETS                                                                       10,300                   11,430
                                                                            ---------------         ----------------
         TOTAL ASSETS                                                       $     353,380           $      337,441
                                                                            ===============         ================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
     Current maturities of capital lease obligations                                   85                      167
     Accounts payable                                                              45,497                   39,582
     Income taxes payable                                                           3,537                    2,330
     Accrued liabilities                                                           28,524                   30,970
                                                                            ---------------         ----------------
         TOTAL CURRENT LIABILITIES                                                 77,643                   73,049

STOCKHOLDERS' EQUITY:
     Common stock and paid-in capital                                             378,041                  373,477
     Accumulated deficit                                                          (94,241)                (103,288)
     Accumulated other comprehensive loss                                          (8,063)                  (5,797)
                                                                            ---------------         ----------------
         TOTAL STOCKHOLDERS' EQUITY                                               275,737                  264,392
                                                                            ---------------         ----------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $     353,380           $      337,441
                                                                            ===============         ================



    See accompanying Notes to Condensed Consolidated Financial Statements.

                                    3 of 21

                           DMC STRATEX NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                                                  Three Months Ended
                                                                                       JUNE 30,
                                                                                       -------
                                                                              2000                 1999
                                                                              ----                 ----
NET SALES                                                                  $     86,734         $     65,954
Cost of sales                                                                    56,223               47,837
                                                                           ------------         ------------
GROSS PROFIT                                                                     30,511               18,117
                                                                           ------------         ------------
OPERATING EXPENSES:
     Research and development                                                     6,282                5,768
     Selling, general and administrative                                         14,598               11,513
                                                                           ------------         ------------
TOTAL OPERATING EXPENSES                                                         20,880               17,281
                                                                           ------------         ------------
OPERATING INCOME                                                                  9,631                  836

OTHER INCOME (EXPENSE):

     Interest income                                                              1,820                  247
     Interest expense                                                               (16)                (245)
     Other expense                                                                 (790)                (638)
                                                                           ------------         ------------
OTHER INCOME (EXPENSE), NET                                                       1,014                 (636)
                                                                           ------------         ------------

INCOME BEFORE PROVISION                                                          10,645                  200
    FOR INCOME TAXES
Provision for income taxes                                                        1,597                   40
                                                                           ------------         ------------
NET INCOME                                                                 $      9,048         $        160
                                                                           ============         ============

BASIC EARNINGS PER SHARE                                                   $       0.12         $       0.00
                                                                           ============         ============
DILUTED EARNINGS PER SHARE                                                 $       0.12         $       0.00
                                                                           ============         ============

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                                        72,867               62,886
Impact of diluted stock options and warrants                                      4,282                5,174
                                                                           ------------         ------------
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                                      77,149               68,060
                                                                           ============         ============



    See accompanying Notes to Condensed Consolidated Financial Statements.


                                    4 of 21

                           DMC STRATEX NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                        Three Months Ended
                                                                                             June 30,
                                                                            ------------------------------------------------
                                                                                    2000                       1999
                                                                            ---------------------      ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $      9,048              $         160
Adjustments to reconcile net income to net cash used for operating activities:
      Depreciation and amortization                                                    4,231                      4,874
      Provision for uncollectable accounts                                               100                        201
      Provision for inventory reserves                                                   345                        270
      Provision for warranty reserves                                                  1,617                      1,968
      Changes in assets and liabilities
         Increase in accounts receivable                                             (19,919)                   (15,570)
         Decrease (increase) in inventories                                          (22,331)                     3,325
         Decrease (increase) in other assets                                            (483)                     5,844
         Increase in accounts payable                                                  6,195                      4,574
         Increase (decrease) in income tax payable                                     1,217                        (11)
         Decrease in other accrued liabilities                                        (4,027)                    (6,576)
                                                                                 ----------------          -----------------
NET CASH USED FOR OPERATING ACTIVITIES                                               (24,007)                      (941)
                                                                                 ----------------          -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of available-for-sale securities                                      (52,974)                    (1,142)
      Proceeds from available-for-sale securities                                     51,511                        964
      Purchase of property and equipment                                              (5,527)                    (4,694)
                                                                                 ----------------          -----------------
NET CASH USED FOR INVESTING ACTIVITIES                                                (6,990)                    (4,872)
                                                                                 ----------------          -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payment of capital lease obligations                                               (82)                      (210)
      Proceeds from sales of Common Stock                                              4,558                      2,126
                                                                                 ----------------          -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                              4,476                      1,916
                                                                                 ----------------          -----------------
Effect of exchange rate changes in cash                                                 (848)                      (160)

                                                                                 -------------------------------------------
NET  DECREASE IN CASH AND CASH EQUIVALENTS                                           (27,369)                    (4,057)
Cash and cash equivalents at beginning of period                                      58,339                     21,518
                                                                                 ================          =================
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $    30,970               $     17,461
                                                                                 ================          =================

SUPPLEMENTAL DATA

      Interest paid                                                              $        17               $        220
      Income taxes paid                                                          $         2               $          -


    See accompanying Notes to Condensed Consolidated Financial Statements.

                                    5 of 21

                           DMC STRATEX NETWORKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

BASIS OF PRESENTATION

       The condensed consolidated financial statements include the accounts of DMC Stratex Networks, Inc. and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated. Certain prior years amounts have been reclassified to conform to current year presentation.

       While the financial information furnished is unaudited, the financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in connection with the DMC Stratex Networks, Inc. financial statements included in the Company's annual report and Form 10-K for the fiscal year ended March 31, 2000.

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

INVENTORIES

       Inventories are stated at the lower of cost (first-in, first-out) or market where cost includes material, labor and manufacturing overhead. Inventories consist of (in thousands):



                                                        JUNE 30,2000                  MARCH 31, 2000
                                                     --------------------            ----------------
                                                         (Unaudited)
         Raw materials                         $                  34,943        $             22,558
         Work in process                                          18,265                      13,833
         Finished goods                                           16,785                      12,156
                                                     ====================            ================
                                               $                  69,993        $             48,547
                                                     ====================            ================



OTHER ASSETS

         Included in other assets are goodwill and other intangibles which are being amortized on a straight line basis over their useful lives ranging from 5 to 10 years, as well as minority investments accounted for using the cost method of accounting.

                                    6 of 21

ACCRUED LIABILITIES

         Accrued liabilities included the following:



                                                             JUNE 30,         MARCH 31,
                                                               2000              2000
                                                           (Unaudited)
                                                      ------------------------------------
                                                                (in thousands)
       Customer deposits                               $          578   $             770
       Accrued payroll and benefits                             4,784               4,703
       Accrued commissions                                        841               1,929
       Accrued warranty                                         5,443               5,533
       Accrued restructuring                                      154                 892
       Accrued inventory purchase order
           cancellation and other costs                         4,508               5,296
       Other                                                   12,216              11,847
                                                      ------------------------------------
                                                       $       28,524   $          30,970
                                                      ------------------------------------


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

FINANCIAL INSTRUMENTS

         The Company enters into forward foreign exchange contracts to hedge some of its firm committed backlog, open purchase orders and certain assets and liabilities denominated in foreign currencies. At June 30, 2000, the Company had forward foreign exchange contracts to exchange various foreign currencies for U.S. dollars in the gross amount of $45.3 million. Market value gains and losses on forward foreign exchange contracts are recognized as offsets to the exchange gains or losses on the hedged transactions.


                                    7 of 21

NET INCOME PER SHARE

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

CONCENTRATION OF CREDIT RISK

         Trade receivables concentrated with certain customers primarily in the telecommunications industry and in certain geographic locations potentially subject the Company to concentration of credit risk. There was one customer in Mexico that accounted for approximately 15% of the total Accounts Receivable balance at the end of the first quarter of Fiscal 2001. The Company expects to collect most of this amount during the second fiscal quarter of Fiscal 2001. In addition to sales in Western Europe and North America, the Company actively markets and sells products in Asia, Eastern Europe, South America, the Middle East and Africa. The Company performs on-going credit evaluations of its customers' financial conditions and generally requires no collateral, although sales to Asia, Eastern Europe, and the Middle East are primarily paid through letters of credit.

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


                                                                                                Three Months Ended
                                                                                                     JUNE 30,
                                                                                                     --------
                                                                                        2000                      1999
                                                                                        ----                      ----
            Net income                                                             $        9,048         $               160
            Other comprehensive income (loss) net of tax:
                  Unrealized currency loss                                                 (1,033)                       (257)
                  Unrealized holding loss on investments                                   (1,233)                         (9)
                                                                                   ----------------       ----------------------
            Comprehensive income (loss)                                            $        6,782         $              (106)
                                                                                   ================       ======================


                                    8 of 21

NEW ACCOUNTING PRONOUNCEMENTS

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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company expects to adopt the accounting change in the fourth quarter of Fiscal 2001 and has not yet determined the effect SAB 101 will have on its consolidated financial position, results of operations or cash flows.

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

         The products operating segment includes the SPECTRUM II, XP4, DART, Altium and DXR digital microwave systems for digital transmission markets. The Company designs, develops, and manufactures these products in Seattle, Washington; San Jose, California; and Wellington, New Zealand. The Services operating segment includes, but is not limited to, installation, repair, network design, path surveys, integration, and other services. The Company maintains regional service centers in San Jose, California; Lanarkshire, Scotland; and Clark Field, Pampanga, Philippines.


                                    9 of 21

The following table sets forth revenues and operating income by operating segments (in thousands) for:


                                                      Three Months Ended
                                                           June 30,
                                                           --------
                                                      2000          1999
                                                      ----          ----
         Products:
           Revenues                                $ 80,310      $ 62,641
           Operating income                           9,059           796

         Services:
           Revenues                                   6,424         3,313
           Operating income                             572            40

         Total:
           Revenues                                $ 86,734      $ 65,954
           Operating income                           9,631           836


The following table sets forth revenues from unaffiliated customers by product (in thousands) for:


                                              Three Months Ended
                                                   June 30,
                                                   -------
                                           2000                  1999
                                           ----                  ----
        SPECTRUM II                  $      24,631         $     29,520
        XP4                                 16,712               13,074
        DXR                                 10,198               11,008
        Altium                              23,750                5,242
        Other Products                       5,019                3,797
                                      ------------          -----------
                 Total Products             80,310               62,641
                 Total Services              6,424                3,313
                                      ------------          -----------
        Total Revenue                $      86,734         $     65,954
                                      ============          ===========


                                    10 of 21

The following table sets forth revenues from unaffiliated customers by geographic region (in thousands) for:


                                        Three Months Ended
                                              June 30,
                                              --------
                                      2000                  1999
                                      ----                  ----
        United States            $     14,126          $     11,855
        Mexico                         25,818                 3,294
        Other Americas                  6,587                 4,273
        Europe                         26,520                18,739
        Africa                          3,875                 7,263
        China                           3,261                11,435
        Other Asia/Pacific              6,547                 9,095
                                  -----------           -----------
        Total Revenue            $     86,734           $    65,954
                                  ===========           ===========



Long-lived assets by country and consisting of net property and equipment was as follows (in thousands):


                                          JUNE 30, 2000       MARCH 31, 2000
                                          -------------       --------------
        United States                     $      30,522       $       29,423
        United Kingdom                            9,677                9,719
        Other foreign countries                   4,619                4,659
                                          -------------       --------------
        Total property and equipment, net $      44,818       $       43,801
                                          =============       ==============


SUBSEQUENT EVENTS

     Following stockholder approval, on August 8, 2000 the Company formally changed its name to: DMC Stratex Networks, Inc.

     Also following stockholder approval on August 8, 2000 the Company increased the authorized number of shares of common stock from 95 million to 150 million.

                                    11 of 21

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In May 2000 Sam Smookler replaced Charles Kissner as Chief Executive Officer of the Company and was named to the Board of Directors, which was increased to eight members. Mr. Kissner continues to serve as the Chairman of the Board. Mr. Smookler, who formerly held the title of President and Chief Operating Officer, is now the President and Chief Executive Officer.

The following table sets forth the percentage relationships of certain items from the Company's Condensed Consolidated Statements of Operations as percentages of net sales:



                                                                       Three Months Ended

                                                                             JUNE 30
                                                                             -------
                                                                    2000                1999
                                                                    ----                ----
             Net sales                                             100.0   %          100.0    %
             Cost of sales                                          64.8               72.5
             Inventory valuation charges                               -                  -
                                                                --------------     ---------------
             Gross profit                                           35.2               27.5

             Research & development                                  7.3                8.7
             Selling, general &  administrative                     16.8               17.5
             Restructuring costs                                       -                  -
                                                                --------------     ---------------

             Operating income                                       11.1                1.3

             Other income (expense), net                             1.2               (1.0)
                                                                --------------     ---------------

             Income before provision for income taxes               12.3                0.3

             Provision for income taxes                              1.9                0.1
                                                                --------------     ---------------

                  Net income                                        10.4   %            0.2    %
                                                                ==============     ===============



NET SALES
Net sales for the first quarter of Fiscal 2001 increased to $86.7 million, compared to $66.0 million reported in the same quarter of Fiscal 2000 due to increased customer demand. Altium product line net sales increased significantly to $23.8 million in the first quarter of Fiscal 2001, from $5.2 million in the comparable first quarter of Fiscal 2000, and the XP4 product line net sales increased to $16.7 million from $13.1 million. These increases were partially offset by a $4.9 million decrease in Spectrum II net sales and a $0.8 million decrease in the DXR product line net sales. Net sales for other products amounted to $5.0 million in the first quarter of Fiscal 2001 compared to $3.8 million in the first quarter of Fiscal 2000. Increases in the DART product line were partially offset by decreases in older product lines. Service revenue was $6.4 million in the first quarter of Fiscal 2001 compared to $3.3 million in the first quarter of Fiscal 2000.


                                    12 of 21

Net sales increased significantly in the Americas to $46.5 million in the first quarter of Fiscal 2001 compared to $19.4 million in the first quarter of Fiscal 2000. Net sales to U.S. customers, included in the Americas region, amounted to $14.1 million in the first quarter of Fiscal 2001 compared to $11.9 million in the first quarter of Fiscal 2000. Net sales to customers in Mexico, which also is included in the Americas region, amounted to $25.8 million in the first quarter of Fiscal 2001 compared to $3.3 million in the first quarter of Fiscal 2000. In addition, net sales to European customers increased to $26.5 million in the first quarter of Fiscal 2001 compared to $18.7 million in the first quarter of Fiscal 2000. Offsetting these increases was a decrease in net sales in the Asia/Pacific region to $9.8 million in the first quarter of Fiscal 2001 compared to $20.5 million in the same quarter of Fiscal 2000. Net sales to China, included in the Asia/Pacific region, decreased to $3.3 million in the first quarter of Fiscal 2001 compared to $11.4 million in the comparable quarter of the prior year.

During the first quarter of Fiscal 2001, the Company received $126.0 million in new orders shippable over the next twelve months, compared to $67.8 million in the first quarter of Fiscal 2000, an increase of 86%. The backlog at June 30, 2000 was $151.2 million, compared to $111.8 million at March 31, 2000.

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

GROSS PROFIT
Gross profit as a percentage of net sales for the first quarter of Fiscal 2001 was 35.2% compared to 27.5% in the same quarter of Fiscal 2000. The Company's gross margin in the first quarter of Fiscal 2001 increased due to the Company's shift in revenue to the Altium product lines, as well as a focused effort to reduce manufacturing product cost.

RESEARCH AND DEVELOPMENT
In the first quarter of Fiscal 2001, research and development expenses increased to $6.3 million from $5.8 million in the first quarter of Fiscal 2000, as a result of higher headcount to support new product rollouts. As a percentage of net sales, research and development expenses decreased to 7.3% in the first quarter of Fiscal 2001 compared to 8.7 % in the first quarter of Fiscal 2000 due to an increase in net sales.

The Company expects to increase its R&D expenses during Fiscal 2001 as it rolls out new high capacity products, as well as reduces the cost of current products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In the first quarter of Fiscal 2001, selling, general and administrative expenses increased to $14.6 million from $11.5 million in the first quarter of Fiscal 2000. This increase was a result of higher depreciation and other costs attributable to purchases of enterprise-wide business and manufacturing systems and higher travel expenses related to increased sales volume. As a percentage of net sales, selling, general and administrative expenses decreased to 16.8% in the first quarter of Fiscal 2001 compared to 17.5% in the comparable quarter of Fiscal 2000 due to an increase in net sales.


                                    13 of 21

OTHER INCOME (EXPENSE)
The increase in interest income in the first quarter of Fiscal 2001 of $1.6 million was primarily due to higher average cash balances compared to the same quarter of the prior year. Interest expense decreased in the first quarter of Fiscal 2001 compared in the first quarter of Fiscal 2000 primarily due to lower average lease obligations. Other expense increased slightly to $0.8 million in the first quarter of Fiscal 2001 from $0.6 million expense in the first quarter of Fiscal 2000 primarily due to the increased cost of foreign exchange contracts and foreign exchange gains and losses.

PROVISION FOR INCOME TAXES
In the first quarter of Fiscal 2001, the Company recorded a provision for income taxes at less than the statutory rate primarily due to the anticipated utilization of net operating loss carry forwards in Fiscal 2001. The Company did not record a tax benefit in the first quarter of Fiscal 2001, as it could not be certain of profitability in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used for operating activities in the first quarter of Fiscal 2001 was $24.0 million, compared to net cash used for operating activities of $0.9 million in the first quarter of Fiscal 2000. The increase in cash used for operations was primarily the result of increased receivables related to higher sales, and increased inventory due to component shortages for certain product lines. Accounts receivable increased $19.9 million in the first quarter of Fiscal 2001 due to some extended payment terms and the timing of shipments as 48% of the Company's Fiscal 2001 first quarter shipments occurred in the last month of the period. Most of the decrease in other assets in the first quarter of the prior fiscal year related to the receipt of an income tax refund.

Purchases of property and equipment increased to $5.5 million in the first quarter of Fiscal 2001 from $4.7 million in the first quarter of Fiscal 2000. The first quarter Fiscal 2001 activity was primarily attributable to purchases of enterprise-wide business and manufacturing systems.

Proceeds from the sale of common stock are primarily derived from the exercise of employee stock options and the employee stock purchase plan.

At June 30, 2000, the Company's principal sources of liquidity consisted of $98.0 million in cash and cash equivalents and short-term investments. However, depending on the growth of the Company's business, the Company may require additional financing; there can be no assurance that the Company will be able to obtain such additional financing in the required time frame on commercially reasonable terms, or at all. The Company believes that it has the financial resources needed to meet its business requirements for the foreseeable future.

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As a result, software that records only the last two digits of the calendar year may not be able to distinguish whether "00" means 1900 or 2000. Residual Year 2000 problems may result in miscalculations, data corruption, system failures or disruption of operations. To date the Company has not experienced any significant Year 2000 problems in its internal technology systems or with vendors of systems the Company believes to be critical to its business. In addition, the Company believes that it is unlikely it will experience any significant Year 2000 problems in the future. However, the Company's applications operate in complex network environments and directly and indirectly interact with a number of other

                                    14 of 21
hardware and software systems. The Company cannot predict whether Year 2000 unknown errors or defects that affect the operation of software and systems that it uses in operating its businesses will arise in the future. If residual Year 2000 problems cause the failure of any of the technology, software, or systems necessary to operate its business, the Company could lose customers, suffer significant disruptions in its business, lose revenues, and incur substantial liabilities and expenses. The Company could also become involved in costly litigation resulting from Year 2000 problems. This could seriously harm the Company's business, financial condition and results of operations.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

It is the Company's policy not to enter into derivative financial instruments except for hedging of foreign currency exposures. The Company hedges certain portions of its exposure to foreign currency fluctuations through the use of forward foreign exchange contracts. The Company enters into forward foreign exchange contracts for purposes other than trading; however, the Company does not engage in any foreign currency speculation. Forward foreign exchange contracts represent agreements to buy or sell a specified amount of foreign currency at a specified price in the future. These contracts generally have maturities that do not exceed one month. At June 30, 2000, the Company had forward foreign exchange contracts to exchange various foreign currencies for U.S. dollars in the aggregate amount of $45.3 million, primarily in New Zealand dollars, British pounds, and euros. Gains and losses associated with currency rate changes on forward foreign exchange contracts are recorded currently in income as they offset corresponding gains and losses on the foreign currency-denominated assets and liabilities being hedged. Therefore, the carrying value of forward foreign exchange contracts approximates their fair value. The Company believes that the credit risk with respect to its forward foreign exchange contracts is minimal because the Company enters into contracts with major financial institutions. Market risk with respect to forward foreign exchange contracts is offset by the corresponding exposure related to the underlying assets and liabilities.

                                    15 of 21

FOREIGN CURRENCY RATE RISK

Although nearly all of the Company's sales and expenses are denominated in U.S. dollars, the Company has experienced some foreign exchange gains and losses to date, and expects to incur additional gains and losses in Fiscal 2000. The Company did engage in foreign currency hedging activities during the quarter ended June 30, 2000, as explained above, and intends to continue doing so as needed.

FACTORS THAT MAY AFFECT FUTURE FINANCIAL RESULTS

The statements in this Form 10-Q concerning the Company's future products, expenses, revenues, gross margins, liquidity and cash needs, as well as the Company's plans and strategies, contain forward-looking statements concerning the Company's future operations and financial results within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information. Numerous factors, such as economic and competitive conditions, timing and volume of incoming orders, shipment volumes, product margins, and foreign exchange rates, could cause actual results to differ materially from those described in these statements, and prospective investors and stockholders should carefully consider the factors set forth in the Company's Registration Statement on Form 10-K, filed on June 29, 2000, and those set forth below in evaluating these forward-looking statements.

Sales of the Company's products are concentrated in a small number of customers. For the first quarter of Fiscal 2001 ended June 30, 2000, the top three customers accounted for 33% of the net sales. As of June 30, 2000, three of the Company's customers accounted for 49% of the backlog. The worldwide telecommunications industry is dominated by a small number of large corporations, and the Company expects that a significant portion of its future product sales will continue to be concentrated in a limited number of customers. The loss of any existing customer, a significant reduction in the level of sales to any existing customer, or the failure of the Company to gain additional customers could harm the Company's business, financial condition and results of operations. In addition, a substantial portion of shipments may occur near the end of each quarter. Accordingly, the Company's results are difficult to predict and delays in product delivery or closing of a sale can cause revenues and net income to fluctuate significantly from anticipated levels and from quarter to quarter.

Wireless infrastructure suppliers are experiencing, and will likely continue to experience, price pressure which has resulted, and is expected to continue to result, in downward pricing pressure on the Company's products. As a result, the Company in the past has experienced, and expects to continue to experience, declining average sales prices for its products. The Company's ability to maintain its gross profit margins is dependent upon its ability to continue to introduce new products and product enhancements. Any inability of the Company to respond to increased price competition would harm the Company's business, financial condition and results of operations.

The markets for the Company's products are extremely competitive, and the Company expects that competition will increase. The Company's existing and potential competitors include established and emerging companies, such as L. M. Ericsson, Siemens AG, Sagem, Microwave Communications Division of Harris Corporation, Alcatel, Nokia, Nera, NEC, and SIAE, many of which have more extensive engineering, manufacturing, and marketing capabilities and significantly greater financial, technical, and personnel resources than the Company. The

                                    16 of 21

Company believes that its ability to compete successfully will depend on a number of factors, both within and outside its control, including price, quality, availability, customer service and support, breadth of product line, product performance and features, rapid time-to-market delivery capabilities, reliability, timing of new product introductions by the Company, its customers and its competitors, and the ability of its customers to obtain financing.

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

SUBSEQUENT EVENTS

Following stockholder approval, on August 8, 2000 the Company formally changed its name to: DMC Stratex Networks, Inc.

Also following stockholder approval on August 8, 2000 the Company increased the authorized number of shares of common stock from 95 million to 150 million.

                                    17 of 21

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of the Company's market risks, see page 15, "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk."


                                    18 of 21

PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5 - OTHER INFORMATION

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

 (a)     Exhibits

         For a list of exhibits to this Form 10-Q, see the exhibit index located on page 20.

(b)      Reports on Form 8-K
              None


                                    19 of 21

                                  EXHIBIT INDEX



EXHIBIT
NUMBER     DESCRIPTION
---------------------------------------
2.1  Certificate of Ownership and Merger Merging Stratex Networks, Inc. into
     Digital Microwave Corporation, filed August 9, 2000.

3.1  Certificate of Amendment of Certificate of Incorporation of DMC Stratex
     Networks, Inc., filed August 9, 2000.

3.2  Amended and Restated Bylaws (Amended and Restated as of May 9, 2000).

27.1 Financial Data Schedule for the quarter ended June 30, 2000.


                                    20 of 21

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DMC STRATEX NETWORKS, INC.



Date:    AUGUST 11, 2000             By    /s/   CARL A. THOMSEN
      -----------------------           -----------------------------------
                                                 Carl A. Thomsen
                                       Senior Vice President, Chief Financial
                                            Officer and Secretary


                                    21 of 21