Form 10-Q
period 2000-09-30
DMC STRATEX NETWORKS INC
filed 2000-11-13
CIK 812703

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   Commission file number: 0-15895
September 30, 2000
------------------

                           DMC STRATEX NETWORKS, INC.
                           --------------------------
               (Exact name of registrant specified in its charter)

             DELAWARE                             77-0016028
   (State or other jurisdiction                 (IRS employer
of incorporation or organization)           identification number)

         170 Rose Orchard Way
         San Jose, CA                               95134
---------------------------------------      ---------------------
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

                           Yes    X                  No
                               --------                 --------

The number of outstanding shares of the Registrant's common stock, par value $.01 per share, was 73,617,118 on November 07, 2000.

                                      INDEX


                                                                                                       PAGE



COVER PAGE                                                                                               1

INDEX                                                                                                    2

PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements

                    Condensed Consolidated Balance Sheets                                                3

                    Condensed Consolidated Statements of Operations                                      4

                    Condensed Consolidated Statements of Cash Flows                                      5

                    Notes to Condensed Consolidated Financial Statements                                 6-11

         Item 2 - Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                                       12-18

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk                            19

PART II - OTHER INFORMATION

         Item 4 - Submission of Matters to a Vote of Security Holders                                   20
         Item 5 - Other Information                                                                     21
         Item 6 - Exhibits and Reports on Form 8-K                                                      21


SIGNATURE                                                                                               23



                                    2 of 23

                         PART I - FINANCIAL INFORMATION
                          ITEM I - FINANCIAL STATEMENTS

                           DMC STRATEX NETWORKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                                          September 30, 2000           March 31, 2000
                                                                        ------------------------     --------------------
                                                                              (Unaudited)

ASSETS
------

CURRENT ASSETS:
     Cash and cash equivalents                                              $           34,612            $      58,339
     Short-term investments                                                             48,110                   65,603
     Accounts receivable, net                                                          126,505                   98,520
     Inventories                                                                        87,202                   48,547
     Deferred tax asset                                                                  1,443                    1,285
     Other current assets                                                               10,983                    9,916
                                                                            --------------------         ---------------
         TOTAL CURRENT ASSETS                                                          308,855                  282,210

PROPERTY AND EQUIPMENT, NET                                                             47,396                   43,801
OTHER ASSETS                                                                            15,133                   11,430
                                                                            --------------------          ---------------

         TOTAL ASSETS                                                       $          371,384            $     337,441
                                                                            ====================          ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of capital lease obligations                        $               54            $         167
     Accounts payable                                                                   55,867                   39,582
     Income taxes payable                                                                5,037                    2,330
     Accrued liabilities                                                                26,202                   30,970
                                                                            --------------------         ---------------
         TOTAL CURRENT LIABILITIES                                                      87,160                   73,049


STOCKHOLDERS' EQUITY:
     Common stock and paid-in capital                                                  380,693                  373,477
     Accumulated deficit                                                               (83,074)                (103,288)
     Accumulated other comprehensive loss                                              (13,395)                  (5,797)
                                                                            --------------------          --------------
         TOTAL STOCKHOLDERS' EQUITY                                                    284,224                  264,392
                                                                            --------------------          --------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $          371,384            $     337,441
                                                                            ====================          ==============


       See accompanying Notes to Condensed Consolidated Financial Statements.

                                     3 of 23

                           DMC STRATEX NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                            Three Months Ended                      Six Months Ended
                                                              September 30,                           September 30,
                                                              -------------                           -------------
                                                        2000                 1999                2000                 1999
                                                        ----                 ----                ----                 ----


NET SALES                                            $    105,433         $      68,527        $    192,167       $      134,480
Cost of sales                                              72,110                47,911             128,333               95,747
                                                     ------------          ------------        ------------       --------------
GROSS PROFIT                                               33,323                20,616              63,834               38,733
                                                     ------------          ------------        ------------       --------------

OPERATING EXPENSES

     Research and development                               5,722                 6,336              12,004               12,104
     Selling, general and administrative                   16,035                12,233              30,633               23,746
                                                     ------------          ------------        ------------       --------------
TOTAL OPERATING EXPENSES                                   21,757                18,569              42,637               35,850
                                                     ------------          ------------        ------------       --------------

OPERATING INCOME                                           11,566                 2,047              21,197                2,883

OTHER INCOME (EXPENSE):

     Interest income                                        1,665                   352               3,485                  599
     Interest expense                                         (13)                 (220)                (29)                (465)
     Other expense, net                                       (80)                 (600)               (870)              (1,238)

                                                     ------------          ------------        ------------       --------------
INCOME BEFORE PROVISION
    FOR INCOME TAXES                                       13,138                 1,579              23,783                1,779

Provision for income taxes                                  1,971                   316               3,568                  356
                                                     ------------          ------------        ------------       --------------
NET INCOME                                           $     11,167          $      1,263        $     20,215       $        1,423
                                                     ============          ============         ============       ==============

BASIC EARNINGS PER SHARE                             $       0.15          $       0.02         $      0.28       $         0.02
                                                     ============          ============        ============       ==============
DILUTED EARNINGS PER SHARE                           $       0.15          $       0.02         $      0.26       $         0.02
                                                     ============          ============        ============       ==============

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                  73,441                63,924              73,128               63,424
Impact of dilutive stock options and warrants               3,311                 4,650               3,723                4,891
                                                     ------------          ------------        ------------       --------------
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                76,752                68,574              76,851               68,315
                                                     ============          ============        ============       ==============


     See accompanying Notes to Condensed Consolidated Financial Statements.

                                    4 of 23

                     DMC STRATEX NETWORKS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands)
                             (Unaudited)


                                                                                         Six Months Ended
                                                                                           September 30,
                                                                            ------------------------------------------------
                                                                                  2000                       1999
                                                                            ---------------------      ---------------------


CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                        $   20,215                 $    1,423
Adjustments to reconcile net income to net cash used for operating activities:
      Depreciation and amortization                                                    8,406                      8,889
      Provision for uncollectable accounts                                               327                        433
      Provision for inventory reserves                                                   902                      1,128
      Provision for warranty reserves                                                  3,135                      3,585
      Changes in assets and liabilities
         Increase in accounts receivable                                             (31,591)                    (9,798)
         Decrease (increase) in inventories                                          (41,674)                     4,020
         Decrease (increase) in other assets                                          (2,454)                     4,841
         Increase in accounts payable                                                 17,139                      6,029
         Increase (decrease) in income tax payable                                     2,722                       (148)
         Decrease in other accrued liabilities                                        (8,026)                   (13,878)
                                                                            ---------------------      ---------------------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                                 (30,899)                     6,524
                                                                            ---------------------      ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Purchase of available-for-sale securities                                      (48,224)                    (9,895)
      Proceeds from available-for-sale securities                                     65,717                      1,845
      Purchase of property and equipment                                             (11,007)                    (7,043)
      Minority investments                                                            (5,545)                        --
                                                                            ---------------------      ---------------------
NET CASH USED FOR INVESTING ACTIVITIES                                                   941                    (15,093)
                                                                            ---------------------      ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payment of capital lease obligations                                              (113)                      (415)
      Proceeds from sales of common stock                                              7,206                      5,239
                                                                            ---------------------      ---------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                              7,093                      4,824
                                                                            ---------------------      ---------------------

Effect of exchange rate changes in cash                                                 (862)                      (561)
                                                                            ---------------------      ---------------------
NET  DECREASE IN CASH AND CASH EQUIVALENTS                                           (23,727)                    (4,306)
Cash and cash equivalents at beginning of period                                      58,339                     21,518
                                                                            ---------------------      ---------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $   34,612                     17,212
                                                                            =====================      =====================
SUPPLEMENTAL DATA
      Interest paid                                                               $       52                $       412
      Income taxes paid                                                           $      813                $       137



     See accompanying Notes to Condensed Consolidated Financial Statements.

                                    5 of 23

                           DMC STRATEX NETWORKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

BASIS OF PRESENTATION

       The condensed consolidated financial statements include the accounts of DMC Stratex Networks, Inc. and its wholly owned subsidiaries (The Company). Intercompany accounts and transactions have been eliminated. Certain prior years amounts have been reclassified to conform to current year presentation.

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

INVENTORIES

       Inventories are stated at the lower of cost (first-in, first-out) or market where cost includes material, labor and manufacturing overhead, net of applicable reserves. Inventories consist of (in thousands):


                                                  SEPTEMBER 30, 2000               MARCH 31, 2000
                                                  ------------------               --------------
                                                      (Unaudited)


         Raw materials                         $                  55,461        $             22,558
         Work in process                                          14,627                      13,833
         Finished goods                                           17,114                      12,156
                                                     --------------------            ----------------
                                               $                  87,202        $             48,547
                                                     ====================            ================



OTHER ASSETS

         Included in other assets are goodwill and other intangibles which are being amortized on a straight line basis over their useful lives ranging from 5 to 10 years, as well as minority investments accounted for using the cost method of accounting.


                                    6 of 23

ACCRUED LIABILITIES

         Accrued liabilities included the following:


                                                          September 30,         March 31,
                                                       ------------------- -------------------
                                                              2000                2000
                                                              ----                ----
                                                          (Unaudited)
                                                       ------------------- -------------------
                                                                   (in thousands)


       Customer deposits                                 $         350     $              770
       Accrued payroll and benefits                              5,590                  4,703
       Accrued commissions                                         955                  1,929
       Accrued warranty                                          4,646                  5,533
       Accrued restructuring, purchase order
           cancellation and other costs                          2,929                  6,188
       Other                                                    11,732                 11,847
                                                       ------------------- -------------------
                                                         $      26,202     $           30,970
                                                       ------------------- -------------------


CURRENCY TRANSLATION

         The functional currency of the Company's subsidiaries located in the United Kingdom and Latin America is the U.S. dollar. Accordingly, all of the monetary assets and liabilities of these subsidiaries are remeasured into U.S. dollars at the current exchange rate as of the applicable balance sheet date, and all non-monetary assets and liabilities are remeasured at historical rates. Sales and expenses are remeasured at the average exchange rate prevailing during the period. Gains and losses resulting from the remeasurement of the subsidiaries' financial statements are included in the Consolidated Statements of Operations. The Company's other international subsidiaries use their local currency as their functional currency. Assets and liabilities of these subsidiaries are translated at the current exchange rates in effect at the balance sheet date, and income and expense accounts are translated at the average exchange rates during the year. The resulting translation adjustments are included in accumulated other comprehensive loss in the accompanying financial statements.

FINANCIAL INSTRUMENTS

         The Company enters into forward foreign exchange contracts to hedge some of its firm committed backlog, open purchase orders and certain assets and liabilities denominated in foreign currencies. At September 30, 2000, the Company had forward foreign exchange contracts to exchange various foreign currencies for U.S. dollars in the gross amount of $46.7 million. Market value gains and losses on forward foreign exchange contracts are recognized as offsets to the exchange gains or losses on the hedged transactions. The amount of unrealized loss on these contracts at September 30, 2000 is $0.2 million.


                                    7 of 23

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

CONCENTRATION OF CREDIT RISK

         Trade receivables concentrated with certain customers primarily in the telecommunications industry and in certain geographic locations potentially subject the Company to concentration of credit risk. There were two customers in the United States and one in China that each accounted for approximately 12% of the total Accounts Receivable balance at the end of the second quarter of Fiscal 2001. The Company expects to collect most of these amounts during the third quarter of Fiscal 2001. In addition to sales in Western Europe and North America, the Company actively markets and sells products in Asia, Eastern Europe, South America, the Middle East and Africa. The Company performs on-going credit evaluations of its customers' financial conditions and generally requires no collateral, although sales to Asia, Eastern Europe, and the Middle East are primarily paid through letters of credit.

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



                                                          Three Months Ended                      Six Months Ended
                                                            September 30,                           September 30,
                                                            -------------                           -------------
                                                      2000                 1999                 2000                 1999
                                                      ----                 ----                 ----                 ----


Net income                                       $       11,167      $         1,263      $        20,215       $        1,423
     Other comprehensive
      income (loss)  net of tax:
     Unrealized currency loss                            (5,026)                (765)              (6,059)              (1,022)
     Unrealized holding loss
      on short-term investments                            (306)                (263)              (1,539)                (272)
                                                 ----------------    -----------------    -----------------     ----------------
Comprehensive income                             $        5,835      $           235      $        12,617       $          129
                                                 ================    =================    =================     ================


                                    8 of 23

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for the reporting and display of comprehensive income and its components in general purpose financial statements. SFAS 133 is effective for companies in the fiscal year beginning after June 15, 2000, which for the Company would be fiscal 2002. SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company believes that the adoption of this new pronouncement will not have a material effect on the Company's financial statements.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company expects to adopt the accounting change in the fourth quarter of Fiscal 2001 and does not anticipate SAB 101 will have a material impact on its consolidated financial position, results of operations or cash flows.

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



                                    9 of 23

         The following table sets forth revenues and operating income by operating segments (in thousands) for:


                                                   Three Months Ended                     Six Months Ended
                                                     September 30,                         September 30,
                                                     -------------                         -------------
                                                2000                1999               2000                 1999
                                                ----                ----               ----                 ----


  Products:
       Revenues                            $       97,463      $      65,524      $      177,773       $      128,164
       Operating income                            11,786              2,684              20,845                3,480

  Services:
       Revenues                                     7,970              3,003              14,394                6,316
       Operating income (loss)                       (220)              (637)                352                 (597)

  Total:
       Revenues                            $      105,433      $      68,527      $      192,167       $      134,480
       Operating income                            11,566              2,047              21,197                2,883



         The following table sets forth revenues from unaffiliated customers by product (in thousands) for:



                                               Three Months Ended                      Six Months Ended
                                                 September 30,                          September 30,
                                                 -------------                          -------------
                                           2000                  1999               2000                 1999
                                           ----                  ----               ----                 ----


  SPECTRUM II                         $        29,543       $       30,783     $        54,174     $         60,302
  XP4                                          31,436               12,074              48,148               25,148
  DXR                                           8,843                7,408              19,041               18,416
  Altium                                       23,068               11,019              46,818               16,261
  Other Products                                4,573                4,240               9,592                8,037
                                      -----------------     ---------------    ----------------    -----------------
        Total Products                         97,463               65,524             177,773              128,164
        Total Services                          7,970                3,003              14,394                6,316
                                      -----------------     ---------------    ----------------    -----------------
  Total Revenue                       $       105,433       $       68,527     $       192,167     $        134,480
                                      =================     ===============    ================    =================



                                    10 of 23

         The following table sets forth revenues from unaffiliated customers by geographic region (in thousands) for:



                                               Three Months Ended                      Six Months Ended
                                                 September 30,                          September 30,
                                                 -------------                          -------------
                                           2000                  1999               2000                 1999
                                           ----                  ----               ----                 ----


  United States                       $        34,967       $       14,566     $        49,093     $         26,420
  Mexico                                       12,176                7,176              37,994               10,470
  Other Americas                               10,212                6,063              16,799               10,336
  Europe                                       23,506               16,201              50,026               34,940
  Africa                                        6,159                4,069              10,034               11,332
  China                                         8,308               10,248              11,569               21,683
  Other Asia/Pacific                           10,105               10,204              16,652               19,299
                                      -----------------     ---------------    ----------------    -----------------
  Total Revenue                       $       105,433       $       68,527     $       192,167     $        134,480
                                      =================     ===============    ================    =================



         Long-lived assets by country and consisting of net property and equipment was as follows (in thousands):



                                                                    September 30, 2000        March 31, 2000
                                                                    ------------------      -----------------


        United States                                              $            31,694     $           29,423
        United Kingdom                                                          10,791                  9,719
        Other foreign countries                                                  4,911                  4,659
                                                                   --------------------    -------------------
        Total property and equipment, net                          $            47,396     $           43,801
                                                                   ====================    ===================



SUBSEQUENT EVENTS

         On October 2, 2000, the Company invested $6.0 million for a minority interest (i.e. less than 10%) in Endwave Corporation, a supplier of broadband wireless access equipment, based in Sunnyvale, California. Endwave completed an initial public offering of common stock on October 17, 2000. The Company agreed to place purchase orders totaling $5.0 million over the next two years with Endwave, if their product meets Company specifications and quality requirements.


                                    11 of 23

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains trend analyses and other forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and
Section 21e of the Securities Exchange Act of 1934. All statements, trend analyses and other information contained herein relative to markets for our services and products and trends in revenue, as well as other statements including such words as "anticipate," "believe," "plan," "estimate," "expect," "goal" and "intend" and other similar expressions constitute forward-looking statements. These forward-looking statements are subject to business and economic risks, and our actual results could differ materially from those set forth in the forward-looking statements as a result of factors set forth elsewhere herein, including "factors that may affect future financial results," page 16, as well as factors set forth in our Annual Report filed on Form 10-K for the year ended March 31, 2000.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationships of certain items from our Condensed Consolidated Statements of Operations as percentages of net sales:



                                                         Three Months Ended                       Six Months Ended
                                                           September 30,                            September 30,
                                                           -------------                            -------------
                                                     2000                  1999                 2000                 1999
                                                     ----                  ----                 ----                 ----


Net sales                                             100.0   %            100.0   %           100.0   %            100.0   %
Cost of sales                                          68.4                 69.9                66.8                 71.2
                                               ------------------    -----------------    -----------------    ----------------
Gross profit                                           31.6                 30.1                33.2                 28.8

Research & development                                  5.4                  9.2                 6.3                  9.0
Selling, general &  administrative                     15.2                 17.9                15.9                 17.7
                                               ------------------    -----------------    -----------------    ----------------

Operating income                                       11.0                  3.0                11.0                  2.1

Other income (expense), net                             1.5                 (0.7)                1.4                 (0.8)
                                               ------------------    -----------------    -----------------    ----------------

Income before provision for income
taxes                                                  12.5                  2.3                12.4                  1.3

Provision for income taxes                              1.9                  0.5                 1.9                  0.2
                                               ------------------    -----------------    -----------------    ----------------

     Net income                                        10.6   %              1.8   %            10.5   %              1.1   %
                                               ==================    =================    =================    ================



NET SALES

Net sales for the second quarter of Fiscal 2001 increased to $105.4 million, compared to $68.5 million reported in the second quarter of Fiscal 2000 due to increased customer demand and improved manufacturing capacity. Our XP4 product line net sales increased significantly to


                                    12 of 23

$31.4 million in the second quarter of Fiscal 2001, from $12.1 million in the comparable second quarter of Fiscal 2000, and our Altium product line net sales increased to $23.1 million from $11.0 million. Net sales to U.S. customers were $35.0 million in the second quarter of Fiscal 2001 compared to $14.6 million in the second quarter of Fiscal 2000. Net sales to European customers increased to $23.5 million in the second quarter of Fiscal 2001 compared to $16.2 million in the second quarter of Fiscal 2000. Service revenue increased to $8.0 million in the second quarter of Fiscal 2001 compared to $3.0 million in the second quarter of Fiscal 2000 due to additional installation work as a result of increased sales.

Net sales for the first half of Fiscal 2001 were $192.2 million, compared to $134.5 million reported in the first half of Fiscal 2000 due to increased customer demand and improved manufacturing capacity. The increase in net sales was due primarily to increased sales of our XP4, Altium and DXR product lines. Sales to Mexico increased to $38.0 million in the first half of Fiscal 2001 compared to $10.5 million in the first half of Fiscal 2000. Sales to U.S. customers were $49.1 million in the first half of Fiscal 2001 compared to $26.4 million in the first half of Fiscal 2000. We also saw an increase in sales in Europe to $50.0 million in the first half of Fiscal 2001 compared to $34.9 in the first half of Fiscal 2000. However, we experienced sales declines in the Asia Pacific region, which includes China, as sales there were $28.2 million in the first half of Fiscal 2001 compared to $41.0 million in the first half of Fiscal 2000. These declines were largely due to capacity constraints in the XP4 product line. Service revenue increased to $14.4 million in the first half of Fiscal 2001 compared to $6.3 million in the first half of Fiscal 2000 due to additional installation work as a result of increased sales.

During the second quarter of Fiscal 2001, we received $132.5 million in new orders shippable over the next 12 months, compared to $71.2 million in the second quarter of Fiscal 2000, an increase of 86%. During the first half of Fiscal 2001, we received $258.5 million in new orders shippable over the next 12 months, compared to $139.0 million in the first half of Fiscal 2000, an increase of 86%. The backlog at September 30, 2000 was $178.3 million, compared to $111.8 million at March 31, 2000.

We include in our backlog purchase orders with respect to which a delivery schedule has been specified for product shipment within one year. Orders in our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period.

GROSS PROFIT

Gross profit as a percentage of net sales for the second quarter of Fiscal 2001 was 31.6% compared to 30.1% in the second quarter of Fiscal 2000. Our gross margin in the second quarter of Fiscal 2001 increased due to our increased capacity utilization.

Gross profit as a percentage of net sales for the first half of Fiscal 2001 was 33.2% compared to 28.8% in the first half of Fiscal 2000. The increase in gross profit was primarily the result of our shift in revenue to the Altium and XP4 product lines as well as increased capacity utilization.

RESEARCH AND DEVELOPMENT

In the second quarter of Fiscal 2001, research and development expenses decreased to $5.7 million from $6.3 million in the second quarter of Fiscal 2000. The decrease is due to a decline from the prior year in design costs for the Altium product and the completion of the


                                    13 of 23
initial design of the Velocity chip. As a percentage of net sales, research and development expenses decreased to 5.4% in the second quarter of Fiscal 2001 compared to 9.2 % in the second quarter of Fiscal 2000 due to the decrease in expenses and an increase in net sales.

In the first half of Fiscal 2001, research and development expenses decreased by $0.1 million to $12.0 million from $12.1 million in the same period in Fiscal 2000. As a percentage of net sales, research and development expenses were 6.3% in the first half of Fiscal 2001 compared to 9.0% in the first half of Fiscal 2000 due to an increase in net sales.

We expect to increase research and development expenses during the second half of Fiscal 2001 as we develop new high capacity products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

In the second quarter of Fiscal 2001, selling, general and administrative expenses increased to $16.0 million from $12.2 million in the second quarter of Fiscal 2000. This increase was a result of higher depreciation and other costs attributable to purchases of enterprise-wide business and manufacturing systems and higher travel expenses related to increased sales volume. As a percentage of net sales, selling, general and administrative expenses decreased to 15.2% in the second quarter of Fiscal 2001 compared to 17.9% in the comparable quarter of Fiscal 2000 due to an increase in net sales.

In the first half of Fiscal 2001, selling, general and administrative expenses increased to $30.6 million from $23.7 million in the first half of Fiscal 2000. This increase was a result of higher depreciation and other costs attributable to purchases of enterprise-wide business and manufacturing systems and higher travel expenses related to increased sales volume. As a percentage of net sales, selling, general and administrative expenses were 15.9% in the first half of Fiscal 2001 compared to 17.7% in the comparable period of Fiscal 2000 due to an increase in net sales.

OTHER INCOME (EXPENSE)

The increase in interest income in the second quarter of Fiscal 2001 of $1.3 million was primarily due to higher average cash balances compared to the second quarter of Fiscal 2000. Interest expense decreased in the second quarter of Fiscal 2001 compared to the second quarter of Fiscal 2000 primarily due to lower average lease obligations. Other expense decreased to $0.1 million in the second quarter of Fiscal 2001 from $0.6 million expense in the second quarter of Fiscal 2000 primarily due to lower foreign exchange cover costs and foreign exchange losses.

PROVISION FOR INCOME TAXES

In the second quarter of Fiscal 2001, we recorded a provision for income taxes at less than the statutory rate primarily due to the anticipated utilization of net operating loss carry forwards in Fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used for operating activities in the first half of Fiscal 2001 was $30.9 million, compared to net cash provided by operating activities of $6.5 million in the first half of Fiscal 2000. The increase in cash used for operations was primarily the result of increased receivables and increased inventory. Inventory increased $41.7 million in the first half of Fiscal 2001 due to increased product backlog. Backlog at September 30, 2000 was $178.3 million compared to


                                    14 of 23

$111.8 million at March 31, 2000. Accounts receivable increased $31.6 million in the first half of Fiscal 2001 due to increased sales and the timing of shipments as 48% of our Fiscal 2001 second quarter shipments occurred in the last month of the period. Accounts payable increased $17.1 million in support of the increase in purchase volume of inventory in the first half of Fiscal 2001. Other accrued liabilities decreased by $8.0 million in the first half of Fiscal 2001 as compared to a decrease of $13.9 million in the same period of Fiscal 2000; the decrease in the prior year was largely due to the payment of restructuring charges during Fiscal 2000.

Purchases of property and equipment increased by $11.0 million in the first half of Fiscal 2001 compared to an increase of $7.0 million in the first half of Fiscal 2000. The first half Fiscal 2001 activity was attributable to purchases in manufacturing to meet increased production volumes and purchases of enterprise-wide business and manufacturing systems. The volume of purchases and proceeds relating to available-for-sale securities increased in the first half of Fiscal 2001 due to higher cash balances compared to the same period of the prior year. Cash balances have increased as a result of our sale of common stock under a shelf registration statement in the third quarter of Fiscal 2000. We made $5.5 million in minority investments during the first half of Fiscal 2001; these investments were all within the telecommunications industry and represented a less than 10% ownership. We expect to continue to make such minority investments in other companies in the future.

Proceeds from the sale of common stock are primarily derived from the exercise of employee stock options and the employee stock purchase plan.

At September 30, 2000, our principal sources of liquidity consisted of $82.7 million in cash and cash equivalents and short-term investments. However, depending on the growth of our business, we may require additional financing; we may not be able to obtain such additional financing in the required time frame on commercially reasonable terms, or at all. We believe that we have the financial resources needed to meet our business requirements for the next 12 months.

EUROPEAN MONETARY UNION

In January 1999, a new currency called the "euro" was introduced in certain Economic and Monetary Union ("EMU") countries. During 2002, all EMU countries are expected to be operating with the euro as their single currency. Uncertainty exists as to the effect the euro currency will have on the marketplace. Additionally, all of the rules and regulations have not yet been defined and finalized by the European Commission with regard to the euro currency. We have assessed the effect the euro formation will have on our internal systems and the sale of our products. Our European sales and operating transactions are based primarily in U.S. dollars or U.K. pounds sterling, neither of which are subject to the euro conversion. While we do have some sales denominated in the European Currency Unit, this currency is successfully being converted in the market to the new European Monetary Unit at parity. In addition, we upgraded our internal computer systems to convert the European currencies to the euro. The cost of upgrading our systems in connection with the euro conversion was not material and we expect no harm to our business, financial condition, or results of operations due to the upgrade.



                                    15 of 23

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields, without significantly increasing risk. Our short-term investments are for fixed interest rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have been immaterial. Investments are generally not held for more than one year. The average length of investments held at the end of the second quarter of Fiscal 2001 was 60 days and had an average yield of 6.7% per annum.

It is our policy not to enter into derivative financial instruments except for hedging of foreign currency exposures. We hedge certain portions of our exposure to foreign currency fluctuations through the use of forward foreign exchange contracts. We enter into forward foreign exchange contracts for purposes other than trading; however, we do not engage in any foreign currency speculation. Forward foreign exchange contracts represent agreements to buy or sell a specified amount of foreign currency at a specified price in the future. These contracts generally have maturities that do not exceed one month. At September 30, 2000, we had forward foreign exchange contracts to exchange various foreign currencies for U.S. dollars in the aggregate amount of $46.7 million, primarily in New Zealand dollars and British pounds. Gains and losses associated with currency rate changes on forward foreign exchange contracts are recorded currently in income as they offset corresponding gains and losses on the foreign currency-denominated assets and liabilities being hedged. Therefore, the carrying value of forward foreign exchange contracts approximates their fair value. We believe that the credit risk with respect to our forward foreign exchange contracts is minimal because we execute contracts with major financial institutions. Market risk with respect to forward foreign exchange contracts is offset by the corresponding exposure related to the underlying assets and liabilities.

FOREIGN CURRENCY RATE RISK

Although nearly all of our sales and expenses are denominated in U.S. dollars, we have experienced some foreign exchange gains and losses to date, and expect to incur additional gains and losses in Fiscal 2001. We did engage in foreign currency hedging activities during the quarter ended September 30, 2000, as explained above, and intend to continue doing so as needed.

FACTORS THAT MAY AFFECT FUTURE FINANCIAL RESULTS

The statements in this Form 10-Q concerning our future products, expenses, revenues, gross margins, liquidity and cash needs, as well as our plans and strategies, contain forward-looking statements concerning our future operations and financial results within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, trend analyses and other information contained herein relative to markets for our services and products and trends in revenue, as well as other statements including such words as "anticipate," "believe," "plan," "estimate," "expect," "goal" and "intend" and other similar expressions constitute forward-looking statements. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Numerous factors, such as economic and competitive conditions, timing and volume of incoming orders, shipment volumes, product


                                    16 of 23
margins, and foreign exchange rates, could cause actual results to differ materially from those described in these statements, and prospective investors and stockholders should carefully consider the factors set forth in our Report on Form 10-K, filed on June 29, 2000, and those set forth below in evaluating these forward-looking statements.

Sales of our products are concentrated in a small number of customers. For the first half of Fiscal 2001, the top three customers accounted for 35% of the net sales. As of September 30, 2000, three of our customers accounted for 39% of the backlog. The worldwide telecommunications industry is dominated by a small number of large corporations, and we expect that a significant portion of its future product sales will continue to be concentrated in a limited number of customers. The loss of any existing customer, a significant reduction in the level of sales to any existing customer, or our inability to gain additional customers could harm our business, financial condition and results of operations. In addition, a substantial portion of shipments may occur near the end of each quarter. Accordingly, our results are difficult to predict and delays in product delivery or closing of a sale can cause revenues and net income to fluctuate significantly from anticipated levels and from quarter to quarter.

Wireless infrastructure suppliers are experiencing, and will likely continue to experience, price pressure that has resulted, and is expected to continue to result, in downward pricing pressure on our products. As a result, we have in the past experienced, and expect to continue to experience, declining average sales prices for our products. Our ability to maintain our gross profit margins is dependent upon our ability to continue to introduce new products and product enhancements. Our inability to respond to increased price competition would harm our business, financial condition and results of operations.

The markets for our products are extremely competitive, and we expect that competition will increase. Our existing and potential competitors include established and emerging companies, such as Alcatel, L. M. Ericsson, Microwave Communications Division of Harris Corporation, NEC, Nera, Nokia, P-COM, Inc., Sagem, SIAE, and Siemens AG, many of which have more extensive engineering, manufacturing, and marketing capabilities and significantly greater financial, technical, and personnel resources than us. We believe that our ability to compete successfully will depend on a number of factors, both within and outside our control, including price, quality, availability, customer service and support, breadth of product line, product performance and features, rapid time-to-market delivery capabilities, reliability, timing of new product introductions by us, our customers and our competitors, and the ability of our customers to obtain financing.

We expect that international sales will continue to account for the majority of its net product sales for the foreseeable future. As a result, we are subject to the risks of doing business internationally, including unexpected changes in regulatory requirements, fluctuations in foreign currency exchange rates, imposition of tariffs and other barriers and restrictions, the burdens of complying with a variety of foreign laws, and general economic and geopolitical conditions, including inflation and trade relationships. There can be no assurance that currency fluctuations, changes in the rate of inflation or any of the factors mentioned above will not harm our business, financial condition and results of operations.

Our manufacturing operations are highly dependent upon the delivery of materials by outside suppliers in a timely manner. In addition, we depend in part upon subcontractors to assemble major components and subsystems used in its products in a timely and satisfactory manner.


                                    17 of 23

While we enter into long-term or volume purchase agreements with a few of our suppliers, no assurance can be given that materials, components, and subsystems will be available in the quantities we require, if at all. Our inability to develop alternative sources of supply quickly and on a cost-effective basis could materially impair our ability to manufacture and deliver our products in a timely manner, which could harm our business, financial condition and results of operations. We may experience material supply problems or component or subsystem delays in the future.

We have pursued, and will continue to pursue, growth opportunities through internal development and acquisitions of complementary businesses and technologies. Acquisitions may involve difficulties in the retention of personnel, diversion of management's attention, unexpected legal liabilities, and tax and accounting issues. We may not be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into our operations, or expand into new markets. Once integrated, acquired businesses may not achieve comparable levels of revenues, profitability, or productivity as our existing business or otherwise perform as expected. Our inability to manage our growth effectively could harm our business, financial condition and results of operations.

SUBSEQUENT EVENTS

On October 2, 2000, we invested $6.0 million for a minority interest (i.e. less than 10%) in Endwave Corporation, a supplier of broadband wireless access equipment, based in Sunnyvale, California. Endwave completed an initial public offering of common stock on October 17, 2000. We agreed to place purchase orders totaling $5.0 million over the next two years with Endwave, if their product meets our specifications and quality requirements.


                                    18 of 23

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of our market risks, see page 16, "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk."


                                    19 of 23

PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) We held our annual meeting of stockholders on August 8, 2000.

(b) The following directors were elected at the meeting, by the following votes:


Name                         Votes in Favor            Votes Withheld
----                         --------------            --------------


Charles D. Kissner               55,780,161                   98,251
Richard C. Alberding             55,778,804                   99,608
John W. Combs                    55,763,233                  115,179
V. Frank Mendicino               55,778,261                  100,151
Sam Smookler                     55,779,508                   98,904
Paul S. Bachow                   55,749,556                  128,856
James D. Meindl                  55,774,543                  103,869
Howard Oringer                   55,773,965                  104,447



(c) At the annual meeting, the following other matters were voted upon:

         1. A proposal to change our name from "Digital Microwave Corporation" to "DMC Stratex Networks, Inc.":



                                                                                Broker
                                                                                ------
                   For                      Against           Abstain           Non-Vote
                   ---                      -------           -------           --------


                  55,468,626                341,762           68,024                 -0-



         2. A proposal to increase the number of authorized shares of common stock from 95,000,000 to 150,000,000:


                                                                                Broker
                                                                                ------
                   For                      Against           Abstain           Non-Vote
                   ---                      -------           -------           --------


                  53,596,968                2,213,488                  67,956        -0-



         3. Proposal to ratify the appointment of Arthur Andersen LLP as the independent public accountants of Digital Microwave Corporation for Fiscal 2001:


                                                                                Broker
                                                                                ------
                   For                      Against           Abstain           Non-Vote
                   ---                      -------           -------           --------


                  55,273,812                562,797           41,803                 -0-





                                    20 of 23

ITEM 5 - OTHER INFORMATION

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

 (a)     Exhibits

         For a list of exhibits to this Form 10-Q, see the exhibit index located on page 22.

(b)      Reports on Form 8-K

         None


                                    21 of 23

                                  EXHIBIT INDEX



Exhibit
Number      Description
----------------------------------


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

2.3      Certificate of Ownership and Merger merging DMC Stratex Networks, Inc.
         into Digital Microwave Corporation, dated August 9, 2000 (incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form
         10-Q for the quarter ended June 30, 2000).

3.1      Certificate of Amendment of Certificate of Incorporation of DMC Stratex
         Networks, Inc., dated August 9, 2000 (incorporated by reference to
         Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

3.2      Amended and Restated Bylaws (Amended and Restated as of August 8, 2000).

4.1      Form of Common Stock  Certificate  (incorporated  by reference to
         Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 1988).

4.2 Amended and Restated Rights Agreement dated as of November 3, 1998, between the Company and Chase Mellon Shareholder Services, L.L.C., including the form of the Certificate of Designation for the Series A
         Junior Participating Stock (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
         September 30, 1998).

27.1     Financial Data Schedule for the quarter ended September 30, 2000.



                                    22 of 23

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    DMC STRATEX NETWORKS, INC.

Date:   November 13, 2000           By    /s/   Carl A. Thomsen
      --------------------            ------------------------------------
                                                Carl A. Thomsen
                                 Senior Vice President, Chief Financial Officer
                                                 and Secretary



                                    23 of 23