Form 10-Q
period 2000-12-31
DMC STRATEX NETWORKS INC
filed 2001-02-13
CIK 812703

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                 Commission file number: 0-15895
DECEMBER 31, 2000
------------------


                           DMC STRATEX NETWORKS, INC.
                           --------------------------
               (Exact name of registrant specified in its charter)

               Delaware                          77-0016028
     -----------------------------          ---------------------
   (State or other jurisdiction                  (IRS employer
of incorporation or organization)            identification number)

                 170 Rose Orchard Way
                   San Jose, CA                                    95134
----------------------------------------------------------- --------------------
              (Address of Principal Executive Offices)           (Zip Code)

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

The number of outstanding shares of the Registrant's common stock, par value $.01 per share, was 73,748,526 on February 06, 2001.

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

                         PART I - FINANCIAL INFORMATION
                          ITEM I - FINANCIAL STATEMENTS

                           DMC STRATEX NETWORKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                           December 31, 2000           March 31, 2000
                                                                        ------------------------     --------------------
                                                                              (Unaudited)


ASSETS
------

CURRENT ASSETS:
     Cash and cash equivalents                                                $       18,853     $        58,339
     Short-term investments                                                           30,672              65,603
     Accounts receivable, net                                                        138,209              98,520
     Inventories                                                                     110,877              48,547
     Deferred tax asset                                                                1,298               1,285
     Other current assets                                                             12,473               9,916
                                                                        --------------------     ---------------
         TOTAL CURRENT ASSETS                                                        312,382             282,210

PROPERTY AND EQUIPMENT, NET                                                           49,342              43,801
OTHER ASSETS                                                                          17,563              11,430
                                                                        --------------------     ---------------
         TOTAL ASSETS                                                         $      379,287             337,441
                                                                        ====================     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of capital lease obligations                          $           22                 167
     Accounts payable                                                                 57,079              39,582
     Income taxes payable                                                              7,132               2,330
     Accrued liabilities                                                              19,985              30,970
                                                                        --------------------     ---------------
         TOTAL CURRENT LIABILITIES                                                    84,218              73,049


STOCKHOLDERS' EQUITY:
     Common stock and paid-in capital                                                382,066             373,477
     Accumulated deficit                                                             (71,098)           (103,288)
     Accumulated other comprehensive loss                                            (15,899)             (5,797)
                                                                        --------------------     ---------------
         TOTAL STOCKHOLDERS' EQUITY                                                  295,069             264,392
                                                                        --------------------     ---------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $      379,287             337,441
                                                                        ====================     ===============


     See accompanying Notes to Condensed Consolidated Financial Statements.

                                    3 of 23

                           DMC STRATEX NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                            Three Months Ended                      Nine Months Ended
                                                               December 31,                           December 31,
                                                               ------------                           ------------
                                                        2000                 1999                2000                 1999
                                                        ----                 ----                ----                 ----

NET SALES                                          $      115,194       $        77,435     $       307,361     $        211,915
Cost of sales                                              79,448                54,013             207,781              149,760
                                                   ----------------     ----------------    ----------------    ------------------
GROSS PROFIT                                               35,746                23,422              99,580               62,155
                                                   ----------------     ----------------    ----------------    ------------------

OPERATING EXPENSES:
     Research and development                               5,673                 6,149              17,677               18,253
     Selling, general and administrative                   16,654                13,382              47,287               37,128
                                                   ----------------     ----------------    ----------------    ------------------
TOTAL OPERATING EXPENSES                                   22,327                19,531              64,964               55,381
                                                   ----------------     ----------------    ----------------    ------------------

OPERATING INCOME                                           13,419                 3,891              34,616                6,774

OTHER INCOME (EXPENSE):
     Interest income                                          967                   584               4,451                1,183
     Interest expense                                         (17)                 (256)                (46)                (721)
     Other income (expense), net                             (281)                   27              (1,151)              (1,211)
                                                   ----------------     ----------------    ----------------    ------------------
INCOME BEFORE PROVISION
    FOR INCOME TAXES                                       14,088                 4,246              37,870                6,025

Provision for income taxes                                  2,113                   849               5,680                1,205
                                                   ----------------     ----------------    ----------------    ------------------
NET INCOME                                         $       11,975       $         3,397     $        32,190     $          4,820
                                                   ================     ================    ================    ==================

BASIC EARNINGS PER SHARE                           $         0.16       $          0.05     $          0.44     $           0.07
                                                   ================     ================    ================    ==================
DILUTED EARNINGS PER SHARE                         $         0.16       $          0.05     $          0.42     $           0.07
                                                   ================     ================    ================    ==================

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                  73,591                66,316              73,283               64,391
Impact of dilutive stock options and warrants               2,490                 5,197               3,491                5,048
                                                   ----------------     ----------------    ----------------    ------------------
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                76,081                71,513              76,774               69,439
                                                   ================     ================    ================    ==================



     See accompanying Notes to Condensed Consolidated Financial Statements.

                                    4 of 23

                     DMC STRATEX NETWORKS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands)
                             (Unaudited)


                                                                                             Nine Months Ended
                                                                                                December 31,
                                                                               --------------------------------------------
                                                                                      2000                        1999
                                                                               ----------------            ----------------


CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $     32,190               $      4,820
Adjustments to reconcile net income to net cash used for operating activities:
      Depreciation and amortization                                                   12,959                     14,356
      Provision for uncollectable accounts                                               659                        662
      Provision for inventory reserves                                                 1,456                      1,748
      Provision for warranty reserves                                                  5,444                      5,698
      Changes in assets and liabilities:
         Increase in accounts receivable                                             (43,222)                   (26,495)
         Decrease (increase) in inventories                                          (65,072)                       285
         Decrease (increase) in other assets                                          (3,880)                     4,028
         Increase in accounts payable                                                 18,262                      7,620
         Increase in income tax payable                                                4,820                        142
         Decrease in other accrued liabilities                                       (16,334)                   (16,136)
                                                                               ----------------            ----------------
NET CASH USED FOR OPERATING ACTIVITIES                                               (52,718)                    (3,272)
                                                                               ----------------            ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of available-for-sale securities                                      (48,224)                   (57,824)
      Proceeds from available-for-sale securities                                     83,155                     28,228
      Purchase of property and equipment                                             (15,534)                   (15,747)
      Minority investments                                                           (13,045)                    (7,000)
                                                                               ----------------            ----------------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                                   6,352                    (52,343)
                                                                               ----------------            ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment to banks                                                                   0                     (2,600)
      Payment of capital lease obligations                                              (145)                      (663)
      Proceeds from sales of common stock                                              8,578                     66,285
                                                                               ----------------            ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                              8,433                     63,022
                                                                               ----------------            ----------------

Effect of exchange rate changes in cash                                               (1,553)                       189
                                                                               ----------------            ----------------
NET  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (39,486)                     7,596
Cash and cash equivalents at beginning of period                                      58,339                     21,518
                                                                               ----------------            ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $     18,853               $     29,114
                                                                               =================           ================

SUPPLEMENTAL DATA:
      Interest paid                                                             $         53               $        663
      Income taxes paid                                                         $      1,132               $        278


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

       While the financial information furnished is unaudited, the financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in connection with the Company's financial statements included in its annual report and Form 10-K for the fiscal year ended March 31, 2000.

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

INVENTORIES

       Inventories are stated at the lower of cost (first-in, first-out) or market where cost includes material, labor and manufacturing overhead, net of applicable reserves. Inventories consist of (in thousands):



                                                   DECEMBER 31, 2000               MARCH 31, 2000
                                                   -----------------               --------------
                                                      (Unaudited)

         Raw materials                               $            59,878             $        22,558
         Work in process                                          19,525                      13,833
         Finished goods                                           31,474                      12,156
                                                     --------------------            ----------------
                                                     $           110,877             $        48,547
                                                     ====================            ================



OTHER ASSETS

         Included in other assets is goodwill of $0.9 million that is being amortized on a straight line basis over the useful life ranging from five to ten years, as well as minority investments. The minority investments were purchased for the promotion of business and strategic objectives. Investments in marketable securities are reported at fair value with unrealized gains and losses recorded in stockholders' equity. Investments in non-marketable securities are recorded at the lower of cost or market.


                                    6 of 23

         During the third quarter of Fiscal 2001, the Company recorded $5.0 million in unrealized losses, which consisted primarily of a $4.7 million unrealized loss on our investment in Endwave Corporation. The Company considers this loss to be temporary in nature, and accordingly, this unrealized loss has been recorded in stockholders' equity.

ACCRUED LIABILITIES

         Accrued liabilities included the following (in thousands):


                                                       December 31, 2000     March 31, 2000
                                                       -----------------     --------------
                                                          (Unaudited)
                                                       ---------------------------------------


       Customer deposits                                 $       1,850     $              770
       Accrued payroll and benefits                              7,232                  4,703
       Accrued commissions                                         575                  1,929
       Accrued warranty                                          4,533                  5,533
       Accrued restructuring, purchase order
           cancellation and other costs                          1,477                  6,188
       Other                                                     4,318                 11,847
                                                       ---------------------------------------
                                                         $      19,985     $           30,970
                                                       ---------------------------------------



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

DERIVATIVE FINANCIAL INSTRUMENTS

         The Company enters into forward foreign exchange contracts to hedge some of its firm committed backlog, open purchase orders and certain assets and liabilities denominated in foreign currencies. At December 31, 2000, the Company had forward foreign exchange contracts to exchange various foreign currencies for U.S. dollars in the gross amount of $45.2 million. Market value gains and losses on forward foreign exchange contracts are recognized as offsets to the exchange gains or losses on the hedged transactions. The amount of unrealized loss on these contracts as of December 31, 2000 was $0.3 million.


                                    7 of 23

NET INCOME PER SHARE

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

CONCENTRATION OF CREDIT RISK

         Accounts receivable concentrated with certain customers primarily in the telecommunications industry and in certain geographic locations potentially subject the Company to concentration of credit risk. Two customers, one in the United States and one in China, accounted for approximately 20% and 12% respectively of the total accounts receivable balance at the end of the third quarter of Fiscal 2001. The Company expects to collect most of these amounts during the fourth quarter of Fiscal 2001. In addition to sales in North America and Western Europe, the Company actively markets and sells products in Africa, Asia, Eastern Europe, the Middle East and South America. The Company performs on-going credit evaluations of its customers' financial conditions and generally requires no collateral, although sales to Asia, Eastern Europe and the Middle East are primarily paid through letters of credit.

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


                                                           Three Months Ended                      Nine Months Ended
                                                              December 31,                           December 31,
                                                              ------------                           ------------
                                                       2000                 1999                 2000                 1999
                                                       ----                 ----                 ----                 ----


Net income                                        $       11,975       $        3,397      $        32,190       $        4,820
     Other comprehensive
     income (loss) net of tax:
     Unrealized currency gain (loss)                       2,521                 (551)              (3,538)              (1,573)
     Unrealized holding gain (loss)
     on investments                                       (5,025)                 858               (6,564)                 586
                                                  ----------------     ----------------    -----------------     ----------------
Comprehensive income                              $        9,471       $        3,704      $        22,088       $        3,833
                                                  ================     ================    =================     ================


                                    8 of 23

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for the reporting and display of comprehensive income and its components in general purpose financial statements. SFAS 133 is effective for companies in the fiscal year beginning after June 15, 2000, which for the Company would be Fiscal 2002. SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company is currently assessing the impact of this standard and believes that the adoption of this new pronouncement will not have a material effect on the Company's financial statements.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company is currently assessing the impact of this guidance and will adopt SAB 101 in the fourth quarter of Fiscal 2001 and does not anticipate that adoption will have a material impact on its consolidated financial position, results of operations or cash flows.

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

         The products operating segment includes the Altium, DART, DXR, SPECTRUM II and XP4 digital microwave systems for digital transmission markets. The Company designs, develops, and manufactures these products in Seattle, Washington; San Jose, California; and Wellington, New Zealand. The Services operating segment includes, but is not limited to, installation, repair, network design, path surveys, integration and other services. The Company maintains regional service centers in San Jose, California; Lanarkshire, Scotland; and Clark Field, Pampanga, Philippines.

                                    9 of 23

         The following table sets forth revenues and operating income by operating segments (in thousands) for:


                                                   Three Months Ended                    Nine Months Ended
                                                      December 31,                          December 31,
                                                      ------------                          ------------
                                                2000                1999               2000                 1999
                                                ----                ----               ----                 ----



  Products:
       Revenues                            $      106,480      $      73,019      $      284,253       $      201,183
       Operating income                            13,708              4,176              34,553                7,656

  Services:
       Revenues                                     8,714              4,416              23,108               10,732
       Operating income (loss)                       (289)              (285)                 63                 (882)

  Total:
       Revenues                            $      115,194      $      77,435      $      307,361       $      211,915
       Operating income                            13,419              3,891              34,616                6,774



         The following table sets forth revenues from unaffiliated customers by product (in thousands) for:


                                               Three Months Ended                     Nine Months Ended
                                                  December 31,                           December 31,
                                                  ------------                           ------------
                                           2000                  1999               2000                 1999
                                           ----                  ----               ----                 ----


  SPECTRUM II                         $        23,536       $       30,286     $        77,710     $         90,588
  XP4                                          34,834               16,039              82,982               41,187
  DXR                                           9,261               11,030              28,302               29,446
  Altium                                       34,536               12,499              81,354               28,760
  Other products                                4,313                3,165              13,905               11,202
                                      -----------------     ---------------    ----------------    -----------------
        Total products                        106,480               73,019             284,253              201,183
        Total services                          8,714                4,416              23,108               10,732
                                      -----------------     ---------------    ----------------    -----------------
  Total revenue                       $       115,194       $       77,435     $       307,361     $        211,915
                                      =================     ===============    ================    =================



                                    10 of 23

         The following table sets forth revenues from unaffiliated customers by geographic region (in thousands) for:


                                               Three Months Ended                     Nine Months Ended
                                                  December 31,                           December 31,
                                                  ------------                           ------------
                                           2000                  1999               2000                 1999
                                           ----                  ----               ----                 ----


  Africa                              $         6,550       $        4,912     $        16,584     $         16,244
  China                                        11,675               12,084              23,244               33,767
  Europe                                       23,137               22,592              73,163               57,532
  Mexico                                        2,813               10,775              40,807               21,245
  Other Americas                                9,302                3,945              26,101               14,281
  Other Asia/Pacific                           11,578                6,664              28,230               25,963
  United States                                50,139               16,463              99,232               42,883
                                      -----------------     ---------------    ----------------    -----------------
  Total Revenue                       $       115,194       $       77,435     $       307,361     $        211,915
                                      =================     ===============    ================    =================



         Long-lived assets by country and consisting of net property and equipment was as follows (in thousands):



                                                                    December 31, 2000               March 31, 2000
                                                                    -----------------               --------------


        United States                                              $            30,945     $                29,423
        United Kingdom                                                          12,769                       9,719
        Other foreign countries                                                  5,628                       4,659
                                                                   --------------------    ------------------------
        Total property and equipment, net                          $            49,342     $                43,801
                                                                   ====================    ========================



SUBSEQUENT EVENTS

At December 31, 2000, the Company had an investment of $4.0 million in Southern California Edison bonds. Subsequent to December 31, 2000, these bonds have suffered approximately a 20% loss in fair market value as of February 8, 2001, due to the California energy crisis. These bonds mature on June 1, 2001. The Company intends to hold these bonds for now, pending further developments. However, this unrealized loss could become a realized loss in the future if the decrease in fair value is other than temporary. (See other assets footnote for accounting policy).

                                    11 of 23

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains trend analyses and other forward-looking statements within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21e of the Securities Exchange Act of 1934, as amended. All statements, trend analyses and other information contained herein relative to markets for our services and products and trends in revenue, as well as other statements including such words as "anticipate," "believe," "plan," "estimate," "expect," "goal" and "intend" and other similar expressions constitute forward-looking statements. These forward-looking statements are subject to business and economic risks, and our actual results could differ materially from those set forth in the forward-looking statements as a result of factors set forth elsewhere herein, including "factors that may affect future financial results," page 16, as well as factors set forth in our Annual Report filed on Form 10-K for the year ended March 31, 2000.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationships of certain items from our Condensed Consolidated Statements of Operations as percentages of net sales:


                                                         Three Months Ended                       Nine Months Ended
                                                            December 31,                            December 31,
                                                            ------------                            ------------
                                                     2000                  1999                 2000                 1999
                                                     ----                  ----                 ----                 ----


Net sales                                             100.0   %            100.0   %           100.0   %            100.0   %
Cost of sales                                          69.0                 69.8                67.6                 70.7
                                               ------------------    -----------------    -----------------    -----------------
Gross profit                                           31.0                 30.2                32.4                 29.3

Research & development                                  4.9                  7.9                 5.8                  8.6
Selling, general &  administrative                     14.5                 17.3                15.4                 17.5
                                               ------------------    -----------------    -----------------    -----------------

Operating income                                       11.6                  5.0                11.2                  3.2

Other income (expense), net                             0.6                  0.5                 1.1                 (0.4)
                                               ------------------    -----------------    -----------------    -----------------

Income before provision for income
taxes                                                  12.2                  5.5                12.3                  2.8

Provision for income taxes                              1.8                  1.1                 1.8                  0.5
                                               ------------------    -----------------    -----------------    -----------------

     Net income                                        10.4   %              4.4   %            10.5   %              2.3   %
                                               ==================    =================    =================    =================



NET SALES
Net sales for the third quarter of Fiscal 2001 increased to $115.2 million, compared to $77.4 million reported in the third quarter of Fiscal 2000 due to increased customer demand and improved manufacturing capacity. Our Altium product line net sales increased significantly to $34.5 million in the third quarter of Fiscal 2001, from $12.5 million in the comparable quarter of


                                    12 of 23

Fiscal 2000, and our XP4 product line net sales increased to $34.8 million from $16.0 million. Net sales of our Spectrum II product line decreased to $23.5 million from $30.3 million in the comparable quarter of Fiscal 2000. Net sales to U.S. customers were $50.1 million in the third quarter of Fiscal 2001 compared to $16.5 million in the third quarter of Fiscal 2000 due to increased sales to competitive local exchange carriers and rapid growth in system build outs. Net sales to Mexico decreased to $2.8 million in the third quarter of Fiscal 2001 compared to $10.8 million in the third quarter of Fiscal 2000; however, for the first nine months of Fiscal 2001 Mexico sales are almost double in comparison to the first nine months of Fiscal 2000. Service revenue increased to $8.7 million in the third quarter of Fiscal 2001 compared to $4.4 million in the third quarter of Fiscal 2000 due to additional installation work as a result of increased sales.

Net sales for the first nine months of Fiscal 2001 were $307.4 million, compared to $211.9 million reported in the first nine months of Fiscal 2000 due to increased customer demand and improved manufacturing capacity. The increase in net sales was due primarily to increased sales of our XP4 and Altium product lines. Sales to U.S. customers increased to $99.2 million in the first nine months of Fiscal 2001 compared to $42.9 million in the first nine months of Fiscal 2000. Sales to Mexico were $40.8 million in the first nine months of Fiscal 2001 compared to $21.2 million in the first nine months of Fiscal 2000. Sales in Europe increased to $73.2 million in the first nine months of Fiscal 2001 compared to $57.5 in the first nine months of Fiscal 2000. However, we experienced sales declines in China as sales there were $23.2 million in the first nine months of Fiscal 2001 compared to $33.8 million in the first nine months of Fiscal 2000. These declines were due largely to capacity constraints in the XP4 product line. Service revenue increased to $23.1 million in the first nine months of Fiscal 2001 compared to $10.7 million in the first nine months of Fiscal 2000 due to additional installation work as a result of increased sales.

During the third quarter of Fiscal 2001, we received $133.6 million in new orders shippable over the next 12 months, compared to $104.3 million in the third quarter of Fiscal 2000, an increase of 28%. During the first nine months of Fiscal 2001, we received $392.1 million in new orders shippable over the next 12 months, compared to $243.3 million in the first nine months of Fiscal 2000, an increase of 61%. The backlog at December 31, 2000 was $189.0 million, compared to $92.6 million at December 31, 1999 and $111.8 million at March 31, 2000.

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

GROSS PROFIT
Gross profit as a percentage of net sales for the third quarter of Fiscal 2001 was 31.0% compared to 30.2% in the third quarter of Fiscal 2000. Our gross margin in the third quarter of Fiscal 2001 increased due to our increased capacity utilization.

Gross profit as a percentage of net sales for the first nine months of Fiscal 2001 was 32.4% compared to 29.3% in the first nine months of Fiscal 2000. The increase in gross profit was primarily the result of our shift in revenue to the newer Altium and XP4 product lines, from older product lines with lower margins, as well as increased capacity utilization.


                                    13 of 23

RESEARCH AND DEVELOPMENT
In the third quarter of Fiscal 2001, research and development expenses decreased to $5.7 million from $6.1 million in the third quarter of Fiscal 2000. The decrease was due to a decline from the prior year in design costs for the Altium product and the completion of the initial design of a modem chip set. As a percentage of net sales, research and development expenses decreased to 4.9% in the third quarter of Fiscal 2001 compared to 7.9% in the third quarter of Fiscal 2000 due to the decrease in expenses and an increase in net sales.

In the first nine months of Fiscal 2001, research and development expenses decreased by $0.6 million to $17.7 million from $18.3 million in the same period in Fiscal 2000. As a percentage of net sales, research and development expenses were 5.8% in the first nine months of Fiscal 2001 compared to 8.6% in the first nine months of Fiscal 2000 due to an increase in net sales.

We expect to increase research and development expenses during the fourth quarter of Fiscal 2001 as we develop new high capacity products.

SELLING, GENERAL AND ADMINISTRATIVE
In the third quarter of Fiscal 2001, selling, general and administrative expenses increased to $16.7 million from $13.4 million in the third quarter of Fiscal 2000. This increase was a result of higher depreciation and other costs attributable to purchases of enterprise-wide business and manufacturing systems and higher sales expenses incurred to address growing market opportunities. As a percentage of net sales, selling, general and administrative expenses decreased to 14.5% in the third quarter of Fiscal 2001 compared to 17.3% in the comparable quarter of Fiscal 2000 due to an increase in net sales.

In the first nine months of Fiscal 2001, selling, general and administrative expenses increased to $47.3 million from $37.1 million in the first nine months of Fiscal 2000. This increase was a result of higher depreciation and other costs attributable to purchases of enterprise-wide business systems and higher sales expenses incurred to address growing market opportunities. As a percentage of net sales, selling, general and administrative expenses were 15.4% in the first nine months of Fiscal 2001 compared to 17.5% in the comparable period of Fiscal 2000 due to an increase in net sales.

OTHER INCOME (EXPENSE)
The increase in interest income in the third quarter of Fiscal 2001 of $0.4 million compared to the third quarter of Fiscal 2000 was primarily due to higher average cash balances. Interest expense decreased in the third quarter of Fiscal 2001 compared to the third quarter of Fiscal 2000 primarily due to lower average lease obligations. Other expense increased by $0.3 million in the third quarter of Fiscal 2001 compared to the third quarter of Fiscal 2000 primarily due to higher foreign exchange cover costs and foreign exchange losses.

PROVISION FOR INCOME TAXES
In the third quarter of Fiscal 2001, we recorded a provision for income taxes at less than the statutory rate primarily due to the anticipated utilization of net operating loss carry forwards in Fiscal 2001.


                                    14 of 23

LIQUIDITY AND CAPITAL RESOURCES

Net cash used for operating activities in the first nine months of Fiscal 2001 was $52.7 million, compared to net cash used of $3.3 million in the first nine months of Fiscal 2000. The increase in cash used for operations was primarily the result of increased receivables and increased inventory. Inventory increased $65.1 million, excluding a foreign exchange impact, in the first nine months of Fiscal 2001 due to increased product backlog. Backlog at December 31, 2000 was $189.0 million, compared to $92.6 million at December 31, 1999 and $111.8 million at March 31, 2000. Accounts receivable increased $43.2 million during the first nine months of Fiscal 2001, excluding a foreign exchange impact, due to increased sales and the timing of shipments as 59% of our Fiscal 2001 third quarter shipments occurred in the last month of the period. Accounts payable increased $18.3 million, excluding a foreign exchange impact, in support of the increase in purchase volume of inventory in the first nine months of Fiscal 2001.

Purchases of property and equipment were $15.5 million in the first nine months of Fiscal 2001 compared to $15.7 million in the first nine months of Fiscal 2000. The first nine months Fiscal 2001 activity was attributable to purchases in manufacturing to meet increased production volumes and purchases of enterprise-wide business and manufacturing systems. The proceeds relating to available-for-sale securities in the first nine months of Fiscal 2001 relate to working capital requirements and higher average cash balances compared to the same period of the prior year. We made $13.0 million in minority investments during the first nine months of Fiscal 2001; these investments were all within the telecommunications industry and represented a less than 10% ownership in each of the companies. We expect to continue to make similar minority investments in the future.

Proceeds from the sale of common stock are primarily derived from the exercise of employee stock options and the employee stock purchase plan. However, in the third quarter of Fiscal 2000 we received proceeds of $55.1 million from the issuance of 3.45 million shares of our common stock under our shelf registration statement. In addition, our filing of a new registration statement on Form S-3 became effective in the third quarter of Fiscal 2001. Under this new registration statement, we may sell up to $300 million in debt securities, common stock and debt and common stock warrants.

At December 31, 2000, our principal sources of liquidity consisted of $49.5 million in cash and cash equivalents and short-term investments. However, depending on the growth of our business, we may require additional financing; we may not be able to obtain such additional financing in the required time frame on commercially reasonable terms, or at all. We believe that we have the financial resources needed to meet our business requirements for at least the next 12 months.


                                    15 of 23

EUROPEAN MONETARY UNION

In January 1999, a new currency called the "euro" was introduced in certain Economic and Monetary Union ("EMU") countries. During 2002, all EMU countries are expected to be operating with the euro as their single currency. Uncertainty exists as to the effect the euro currency will have on the marketplace. Additionally, all of the rules and regulations have not yet been defined and finalized by the European Commission with regard to the euro currency. We have assessed the effect the euro formation will have on our internal systems and the sale of our products. Our European sales and operating transactions are based primarily in U.S. dollars or U.K. pounds sterling, neither of which are subject to the euro conversion. While we do have some sales denominated in the European Currency Unit, this currency is successfully being converted in the market to the new European Monetary Unit at parity. In addition, we upgraded our internal computer systems to convert the European currencies to the euro. The cost of upgrading our systems in connection with the euro conversion was not material, and we expect no harm to our business, financial condition or results of operations due to the upgrade.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our short-term investment activities is to preserve principal while at the same time maximizing yields, without significantly increasing risk. Our short-term investments are for fixed interest rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have been immaterial. Investments are generally not held for more than one year. The average length of investments held at the end of the third quarter of Fiscal 2001 was 60 days and had an average yield of 6.5% per annum.

We are exposed to equity price risks on the marketable portion of equity securities included in our portfolio of investments entered into for the promotion of business and strategic objectives. These investments are generally in companies in the telecommunications industry sector, many of which are small capitalization stocks. We typically do not attempt to reduce or eliminate our market exposure on these securities. A 20% adverse change in equity prices would result in an approximate $0.3 million decrease in the fair value of our available-for-sale securities as of the end of the third quarter of Fiscal 2001.

During the third quarter of Fiscal 2001 we recorded $5.0 million in unrealized losses, which consisted primarily of a $4.7 million unrealized loss on our investment in Endwave Corporation. We consider this loss to be temporary in nature and accordingly this unrealized loss has been recorded in stockholders' equity and the investment has been recorded at fair value on the balance sheet.

In addition, at December 31, 2000, we had an investment of $4.0 million in Southern California Edison bonds. Subsequent to December 31, 2000, these bonds have suffered approximately a 20% loss in fair market value as of February 8, 2001, due to the California energy crisis. These bonds mature on June 1, 2001. The Company intends to hold these bonds for now, pending further developments. However, this unrealized loss could become a realized loss in the future if the decrease in fair value is other than temporary.

It is our policy not to enter into derivative financial instruments except for hedging of foreign currency exposures. We hedge certain portions of our exposure to foreign currency fluctuations through the use of forward foreign exchange contracts. We enter into forward foreign exchange


                                    16 of 23
contracts for purposes other than trading; however, we do not engage in any foreign currency speculation. Forward foreign exchange contracts represent agreements to buy or sell a specified amount of foreign currency at a specified price in the future. These contracts generally have maturities that do not exceed one month. At December 31, 2000, we had forward foreign exchange contracts to exchange various foreign currencies for U.S. dollars in the aggregate amount of $45.2 million, primarily in New Zealand dollars, British pounds and the euro. Gains and losses associated with currency rate changes on forward foreign exchange contracts are recorded currently in income as they offset corresponding gains and losses on the foreign currency-denominated assets and liabilities being hedged. Therefore, the carrying value of forward foreign exchange contracts approximates their fair value. We believe that the credit risk with respect to our forward foreign exchange contracts is minimal because we execute contracts with major financial institutions. Market risk with respect to forward foreign exchange contracts is offset by the corresponding exposure related to the underlying assets and liabilities.

Although nearly all our sales and expenses are denominated in U.S. dollars, we have experienced some foreign exchange gains and losses to date, and expect to incur additional gains and losses in Fiscal 2001. We did engage in foreign currency hedging activities during the quarter ended December 31, 2000, as explained above, and intend to continue doing so as needed.

FACTORS THAT MAY AFFECT FUTURE FINANCIAL RESULTS

The statements in this Form 10-Q concerning our future products, expenses, revenues, gross margins, liquidity and cash needs, as well as our plans and strategies, contain forward-looking statements concerning our future operations and financial results within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, trend analyses and other information contained herein relative to markets for our services and products and trends in revenue, as well as other statements including such words as "anticipate," "believe," "plan," "estimate," "expect," "goal" and "intend" and other similar expressions constitute forward-looking statements. These forward-looking statements are based on current expectations, and we assume no obligation to update this information. Numerous factors, such as economic and competitive conditions, timing and volume of incoming orders, shipment volumes, product margins and foreign exchange rates, could cause actual results to differ materially from those described in these statements, and prospective investors and stockholders should carefully consider the factors set forth in our Report on Form 10-K, filed on June 29, 2000, and those set forth below in evaluating these forward-looking statements.

Sales of our products are concentrated in a small number of customers. For the first nine months of Fiscal 2001, the top three customers accounted for 36% of the net sales. As of December 31, 2000, three of our customers accounted for 34% of the backlog. The worldwide telecommunications industry is dominated by a small number of large corporations, and we expect that a significant portion of its future product sales will continue to be concentrated in a limited number of customers. The loss of any existing customer, a significant reduction in the level of sales to any existing customer, or our inability to gain additional customers could harm our business, financial condition and results of operations. In addition, a substantial portion of shipments may occur near the end of each quarter. Accordingly, our results are difficult to predict and delays in product delivery or closing of a sale can cause revenues and net income to fluctuate significantly from anticipated levels and from quarter to quarter.


                                    17 of 23

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

The markets for our products are extremely competitive, and we expect that competition will increase. Our existing and potential competitors include established and emerging companies, such as Alcatel, Ceragon, L. M. Ericsson, Microwave Communications Division of Harris Corporation, NEC, Nera, Nokia, P-COM, Inc., Sagem, SIAE, Siemens AG and Triton Network Systems, many of which have more extensive engineering, manufacturing, and marketing capabilities and significantly greater financial, technical, and personnel resources than us. We believe that our ability to compete successfully will depend on a number of factors, both within and outside our control, including price, quality, availability, customer service and support, breadth of product line, product performance and features, rapid time-to-market delivery capabilities, reliability, timing of new product introductions by us, our customers and our competitors, and the ability of our customers to obtain financing.

We expect that international sales will continue to account for a large portion of our net product sales for the foreseeable future. As a result, we are subject to the risks of doing business internationally, including unexpected changes in regulatory requirements, fluctuations in foreign currency exchange rates, imposition of tariffs and other barriers and restrictions, the burdens of complying with a variety of foreign laws, and general economic and geopolitical conditions, including inflation and trade relationships. There can be no assurance that currency fluctuations, changes in the rate of inflation or any of the factors mentioned above will not harm our business, financial condition and results of operations.

Due to the energy crisis in California, our operations may be adversely affected by periodic rolling blackouts, which could result in product delivery delays, lower than expected revenues and higher costs.

Our manufacturing operations are highly dependent upon the delivery of materials by outside suppliers in a timely manner. In addition, we depend in part upon subcontractors to assemble major components and subsystems used in its products in a timely and satisfactory manner. While we enter into long-term or volume purchase agreements with a few of our suppliers, no assurance can be given that materials, components and subsystems will be available in the quantities we require, if at all. Our inability to develop alternative sources of supply quickly and on a cost-effective basis could materially impair our ability to manufacture and deliver our products in a timely manner, which could harm our business, financial condition and results of operations. We may experience material supply problems or component or subsystem delays in the future.

We have pursued, and will continue to pursue, growth opportunities through internal development and acquisitions of complementary businesses and technologies. Acquisitions may involve difficulties in the retention of personnel, diversion of management's attention, unexpected legal liabilities, and tax and accounting issues. We may not be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into


                                    18 of 23
our operations, or expand into new markets. Once integrated, acquired businesses may not achieve comparable levels of revenues, profitability or productivity as our existing business or otherwise perform as expected. Our inability to manage our growth effectively could harm our business, financial condition and results of operations.


                                    19 of 23

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of our market risks, see page 16, "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk."


                                    20 of 23

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

 (a)     Exhibits

         For a list of exhibits to this Form 10-Q, see the exhibit index located on page 22.

(b)      Reports on Form 8-K

         None


                                    21 of 23

                                  EXHIBIT INDEX



Exhibit
Number     Description
-------------------------------------------------------------


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

3.2      Amended and Restated Bylaws, Amended and Restated as of August 8, 2000
         (incorporated by reference to Exhibit 3.2 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended September 31, 2000).

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

27.1     Financial Data Schedule for the quarter ended December 31, 2000.





                                    22 of 23

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                    DMC STRATEX NETWORKS, INC.


Date:   February 13, 2001           By /s/ Carl A. Thomsen
      --------------------             -------------------------------
                                       Carl A. Thomsen
                                       Senior Vice President, Chief Financial
                                       Officer and Secretary



                                    23 of 23