Form 10-K
period 2001-03-31
DMC STRATEX NETWORKS INC
filed 2001-06-29
CIK 812703

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended March 31, 2001 or

/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                to               .

Commission file number 0-15895

DMC STRATEX NETWORKS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0016028
(State of Incorporation)	(I.R.S. Employer Identification No.)
170 Rose Orchard Way San Jose, California (Address of Principal Executive Offices)	95134 (Zip Code)

408-943-0377
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.01 Per Share
(Title of Class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. / /

    State the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price of $7.64 per share on the Nasdaq National Market as of June 22, 2001): Approximately $560,214,872

    As of June 22, 2001, there were 73,897,247 shares of Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.
Portions of the registrant's Annual Report to Stockholders for the fiscal year ended March 31, 2001 are incorporated by reference into Parts I and II of this Annual Report on Form 10-K. With the exception of those portions which are incorporated by reference, the registrant's Annual Report to Stockholders for the fiscal year ended March 31, 2001 is not deemed filed as part of this Annual Report on Form 10-K.

2.
Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on August 14, 2001 are incorporated by reference into Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS

DMC STRATEX NETWORKS, INC.
2001 FORM 10-K ANNUAL REPORT

Item 1.  Business

    The following Business Section contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Factors That May Affect Future Financial Results" and elsewhere in, or incorporated by reference into, this Form 10-K.

Introduction

    DMC Stratex Networks, Inc., formerly known as Digital Microwave Corporation, was organized as a corporation in 1987 under the laws of the State of Delaware. In August, 2000, the company changed its name from Digital Microwave Corporation to DMC Stratex Networks, Inc. We design, manufacture and market advanced wireless solutions for worldwide telephone network interconnection and broadband wireless access. We provide our customers with a broad product line, which contains products that operate using a variety of transmission frequencies, ranging from 0.3 GigaHertz (GHz) to 38 GHz, and a variety of transmission capacities, typically ranging from 64 Kilobits to 2XOC-3 or 311 Megabits per second (Mbps). Our broad product line allows us to market and sell our products to service providers in many locations worldwide with varying interconnection and access requirements. We design our products to meet the requirements of mobile communications networks and fixed broadband access networks worldwide. Our products typically enable our customers to deploy and expand their wireless infrastructure and market their services rapidly to subscribers, so that service providers can realize a return on their investments in frequency allocation licenses and network equipment.

    We have sold over 211,000 microwave radios, which have been installed in over 90 countries. We market our products to service providers directly, as well as indirectly through our relationships with original equipment manufacturer ("OEM") base station suppliers, including Lucent Technologies, Nokia Telecommunications, Northern Telecom, Motorola Inc., and Siemens AG. Between April 1, 2000 and March 31, 2001, we sold our products to a number of service providers, including Beijing Telecommunication Equipment Factory in the Asia/Pacific region; Polska Telefonia Komorkowa, Jordan Mobile Telephone Services, MTN Networks (PVT) Limited, Panafon S.A., Sonangol S.A., Orange PCS Limited and Tele2 AB in Europe, the Middle East and Africa; and Winstar Wireless, Teligent Inc., Telcel, Radiomovil Dipsa S.A. and Movicom in the Americas.

Industry Background

    Worldwide demand for high performance and high capacity broadband access, mobile voice telephony, high-speed data communications, fixed and mobile cellular communications, video broadcast services and paging services continues to grow. This results from: (i) the establishment and expansion of telecommunications infrastructures in developing countries (ii) requirement for internet broadband access, (iii) changes in the regulatory environment;; (iv) technological advances, particularly in the wireless telecommunications market; and (v) the deployment of private communications networks. Given their relatively low cost and ease of deployment, wireless solutions are attractive to broadband access providers such as new service providers establishing competing telecommunications services in developed countries, expansion of existing telecommunications infrastructures to satisfy increasing usage, and to telecommunications service providers in developing countries seeking to rapidly increase the availability and quality of telecommunications and internet access services. The upgrade and expansion of existing networks and the deployment of new networks are expected to continue to offer growth opportunities for wireless infrastructure suppliers. Wireless infrastructure suppliers address the requirements of both mobile communications networks and fixed access networks.

    Cellular telephone and other wireless services have grown rapidly over the past five years due to deregulation, increased competition, technological advances, and increasing consumer demand for connectivity to telecommunications services. The demand for fixed broadband access networks is also increasing due to data transmission requirements resulting from internet access demand.

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

    Whether expanding existing networks or deploying new networks, service providers must choose between constructing networks using wireline and fiber infrastructure or wireless infrastructure. Wireline and fiber connectivity solutions typically require significant installation periods and may be relatively expensive to install. For cellular telephony in developed countries where wireline infrastructure is in place, new service providers may have the option to lease networks from traditional service providers, but may choose not to do so because leasing arrangements must be entered into with their competitors, may be comparatively expensive and do not allow control over the network. In developing countries, many service providers install wireless networks because such networks are generally faster to install and may be less expensive than traditional wireline networks. As a result, many service providers deploy wireless networks as an alternative to the construction or leasing of traditional wireline networks. For broadband access networks, the service providers can use fiber or wireless connectivity. Similar to cellular telephone networks, wireless broadband access is typically less expensive to install and can be installed more rapidly than a fiber alternative.

    For several applications, we believe digital microwave and millimeter transmission systems offer numerous advantages over competing transmission technologies, including lower cost of implementation and rapid deployment. Digital microwave systems can be deployed in a matter of weeks and typically require lower infrastructure investments and installation lead times than alternative transmission technologies.

    We believe that as broadband access and telecommunication requirements grow, wireless systems will continue to be used as transmission links to support a variety of existing and expanding communications networks and applications. In this regard, we believe that wireless systems will be used to address the connection requirements of several markets and applications, including the broadband access market, cellular applications, private networks and wireless analog replacement applications.

Our Solution

    We believe that the use of standard design platforms for both hardware and software components in the development of our products enables us to more rapidly introduce and commercially ship new products and product enhancements to address changing market demands. The use of standard design platforms, flexible architectures and components, and software configurable features allows us to offer our customers high-performance products with a high degree of flexibility and functionality. Flexible architectures and components facilitate system scalability, allow customers to acquire additional features at a relatively low incremental cost, reduce the development time of new features, and facilitate the efficient customization of our products. The use of standard design platforms also enables us to manufacture our products in a more cost-effective manner. The software features of many of our product lines provide our customers with a greater degree of flexibility in installing, operating and maintaining their networks.

Our Strategy

    Our strategy is to build on the strength of our current products, which offer point-to-point solutions, and our strong customer sales, service and support organization to improve our position as a leading provider of integrated wireless solutions for mobile cellular broadband wireless access, PCS/PCN and private networks. Key elements of our strategy include:

    Maintain a Comprehensive Product Line.  We anticipate that the requirements of our customers will continue to evolve as the telecommunications services markets change and expand. In this regard, since our customers often do not know the exact frequency band and capacity needs of their networks at the time they are awarded franchises, our broad product line provides them with the flexibility to respond to individual market needs and to coordinate frequencies with existing infrastructure and other significant variables. We believe that the use of standard design platforms and flexible architectures for both hardware and software components in our products enables us to quickly introduce and commercially ship new products and product enhancements to address changing market demands. We intend to continue to expand our product lines in response to the varying worldwide requirements of wireless networks.

    Address Worldwide Market Opportunities.  We believe that we are well-positioned to address worldwide market opportunities for wireless infrastructure suppliers. For example, there are telecommunications infrastructures being built for the first time in many African, Asian and Latin American countries; telecommunications infrastructures are being expanded worlwide; and broadband access networks are being constructed to meet internet access requirements. We believe that maintaining close proximity to our customers provides us with a competitive advantage in securing orders for our products and in servicing our customers. Local offices enable us to better understand the local issues and requirements of our customers and to address our customers' individual geographic, regulatory, and infrastructure requirements. As a result, we have developed a global sales, service and support organization, with offices in Europe, Africa, Asia, New Zealand, Australia, the Middle East and the Americas. With our 25 sales or support offices in 20 countries, we can normally respond quickly to our customers' needs and provide prompt on-site technical support.

    Leverage Distribution Channels.  We market our products to service providers directly, as well as indirectly through our relationships with OEM base station suppliers, such as Lucent Technologies, Northern Telecom, Motorola, Inc., Nokia Telecommunications, and Siemens AG, as well as through our relationships with system integrators and private labelers. We also market our products through independent agents and distributors in certain countries. We intend to leverage upon such relationships and our direct worldwide presence with service providers to expand our customer base and enhance our global presence.

    Focus on Business Expansion into Emerging Applications.  We believe that we can leverage our core technical competencies and our global sales, service and support organization to enter into growing applications, including wireless local loop, data access, wireless data transport, and alternative local telephone facilities access.

    For financial information by operating segment and product category, see Note 6 to the Consolidated Financial Statements commencing on page 27 of our 2001 Annual Report to Stockholders.

Existing Products

    Our principal product families include the Altium™, XP4™, DART™, SPECTRUM™ II, DXR™ 700, DXR™ 200, DXR™ 100, and ProVision.

    Altium.  Altium, which began volume shipments in January, 1999, is a next generation radio platform aimed at providing higher capacity solutions in microwave and millimeter wave bands. From its initial shipments and through Fiscal 2001, Altium has had the fastest product rollout of any product in our company's history. SONET/SDH capable, Altium can wirelessly extend or complete SONET and SDH transport networks to complement, or be an alternative to, fiber deployment. Key attributes of size, performance, flexibility and rapid deployment bring benefits to both interconnect and access applications. Altium operates at frequencies of 7, 8, 11, 13, 15, 18, 23, 26 and 38 GHZ and at OC-3/STM-1 capacity at 155 Mbps. In February 2001, we introduced the Altium 311 which provides 2XOC-3 capaicity or 311 Mbps. Initial shipments of this new high capacity product began in March 2001. Altium 311incorporates the Vantex™ chipset, which we introduced in February 2001, utilizes features such as high-order QAM (up to 256 QAM) forward error correction, and adaptive equalization, all essential components in high-performance wireless radio products. With products enabled by Vantex, we can achieve required capacities in a single chip with significant cost savings. We are developing additional products based on Altium with even higher capacities to meet growing customer requirements.

    XP4.  The XP4 product family, which began shipping in September, 1998, is based on a common system architecture and is software configurable. XP4 products operate at frequencies of 7, 8, 13, 15, 18, 23, 26 and 38 GHz. Similar to the SPECTRUM II product family, the XP4 provides significantly more functionality compared to prior generation product lines because of its enhanced software configurability.

    DART.  The DART microwave radio, which began shipping in September, 1998, offers a low cost single E1 or DS-1 data stream transmission and is designed for a smaller cell site in a wireless network, typically referred to as microcell/picocell, and last-mile access requirements. The very compact, all-outdoor design connects directly to base station equipment via a single twisted-pair cable, making the DART radio very cost efficient to install and a viable alternative to leased line facilities. The DART radio can also be used in the build out of wireless internet access networks. Features of the DART microwave radio include its compact, integrated outdoor unit, low power consumption, programmability from laptop computers, and Simple Network Management Protocol (SNMP) compatibility. Available frequencies range from 15 GHz to 38 GHz.

    SPECTRUM II.  The SPECTRUM II product family, introduced in July, 1995, offers medium capacity products ranging from T-1, or 1.5 Mbps, to DS-3, or 45 Mbps, that operate at 7, 8, 13, 15, 18, 23, 26 and 38 GHz. The SPECTRUM II product line is smaller in size, less expensive and easier to install than our previous products. In addition, significantly more functionality is available in the SPECTRUM II product line than earlier generation products because of its enhanced software configurability, which provides our customers with greater flexibility and control. As a result of increased functionality in the XP-4 product line, we will be phasing out the Spectrum II product line.

    DXR 700.  The DXR 700 product family, which began shipping in March, 1999, is a high performance radio platform that operates across a range of capacities from 2x2 Mbps to 34 Mbps, using efficient 16 and 64 Quadrature Amplitude Modulation (QAM). A set of advanced features, including forward error correction and an adaptive equalizer, target medium- and long-distance link requirements. Optional errorless diversity protection switching delivers excellent performance under the most difficult radio transmission conditions. The DXR 700 platform covers multiple frequencies from 2 GHz to 8 GHz.

    DXR 200.  First shipped in 1994, the DXR 200 product line provides an integrated, modular, linking solution for a wide variety of communications systems in markets with low to medium capacity transmission requirements. The DXR 200's integrated modular design allows it to support a variety of configurations, which can incorporate multiple features in the unit to accommodate the differing communications needs of our customers, overcome difficult radio frequency environments, accommodate multiple data speeds and support multiple communication protocols. The DXR 200 can operate in frequency bands from 64 kilobits per second (Kbps) to 2.7 GHz.

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

    ProVision.  The ProVision element manager is a centralized network monitoring and control system for all of our products. Based on a UNIX™ system platform, the ProVision element manager can expand to manage small systems as well as large networks. The system is particularly suitable for management of broadband access networks. The ProVision management system is built on open standards. It supports multiple protocols, such as SNMP, TL1 and ASCII, and it seamlessly integrates into higher level managers through available interfaces. The ProVision element manager is compatible with all our management-enabled radios, including the Altium, SPECTRUM II, XP4, DXR and DART radio families, as well as prior radio products.

New Product Development

    We intend to continue to focus significant resources on product development to maintain our competitiveness and to support our entry into new wireless opportunities, including wireless data transport and alternative local telephone facilities access. Programs currently in progress, if successfully completed, could result in new products and additions to current product families that will have the capability to handle greater amounts of voice and data traffic at increased cost-effectiveness.

    There can be no assurance that we will be successful in developing and marketing any of the products currently being developed, that we will not experience difficulties that could further delay or prevent the successful development, introduction and sale of future products, or that these products will adequately meet the requirements of the marketplace and achieve market acceptance. See "Research and Development."

Customers

    We market our products to customers in the telecommunications industry worldwide. Our customers include service providers, which incorporate our products into their telecommunications networks to deliver services directly to consumers, and OEMs, which provide and install integrated systems to service providers.

    Although we have a large customer base, during any given quarter, a small number of customers may account for a significant portion of our net sales. In certain circumstances we sell our products to service providers through OEMs, which provide the service providers with access to financing and in some instances, protection from fluctuations in foreign currency exchange rates. One customer accounted for 16% of net sales for Fiscal 2000. No other customers accounted for more than 10% of net sales during Fiscal 2001, 2000, or 1999. At March 31, 2001, three customers collectively accounted for approximately 39% of our $160.3 million backlog and one of these customers accounted for 25% of our March 31, 2001 backlog. While management considers our relationships with each of our major customers to be good, there can be no assurance that our current customers will continue to place orders with us, that orders by existing customers will continue to be at levels of previous periods, or that we will be able to obtain orders from new customers. Our customers typically are not contractually obligated to purchase any quantity of products in a particular period, and product sales to major customers have varied widely from period to period. The loss of any existing customer, a significant reduction in the level of sales to any existing customer, or our failure to gain additional customers could have a material adverse effect on our business, financial condition and results of operations. See "Factors That May Affect Future Financial Results."

Sales, Marketing and Service

    We believe that a direct and continuing relationship with service providers is a competitive advantage in attracting new customers and satisfying existing ones. As a result, we offer our products and services principally through our own sales, service and support organization, which allows us to closely monitor the needs of our customers. We have offices in the United States, New Zealand, Australia, the United Kingdom, Germany, United Arab Emirates, Mexico, Colombia, India, Sri Lanka, China, Singapore, Argentina, Brazil, Greece, Malaysia, South Africa,, Thailand, and the Philippines. Our local offices provide us with a better understanding of our customers' needs and enable us to respond to local issues and unique local requirements.

    We have informal, and in some cases formal, relationships with OEM base station suppliers. Such relationships increase our ability to pursue the limited number of major contract awards each year. In addition, such relationships provide our customers with easier access to financing and to integrated system providers with a variety of equipment and service capabilities. There can be no assurance that we will continue to be able to maintain and develop such relationships or, that if such relationships are developed, they will be successful. In selected countries, we also market our products through independent agents and distributors, as well as system integrators and brand labelers.

    As of March 31, 2001, we employed approximately 375 people in our sales marketing, service and support organization, approximately 73% of whom primarily support sales outside the United States. Sales personnel are highly trained to provide the customer with assistance in selecting and configuring a digital microwave system suitable for the customer's particular needs. Our customer service and support personnel provide customers with training, installation, service and maintenance of our systems under contract. We offer a 27 month (which includes 3 months for installation either by us or the buyer) limited warranty for all customers on all of our products. We provide warranty and post-warranty services from our manufacturing locations in the United States and New Zealand and our service centers in the United Kingdom, the United States and the Philippines.

Research and Development

    We believe that our ability to enhance our current products, develop and introduce new products on a timely basis, maintain technological competitiveness and meet customer requirements is essential to our continued success. Accordingly, we allocate, and intend to continue to allocate, a significant portion of our resources to research and development efforts. During Fiscal 2001, we invested $24.0 million or 5.7% of net sales on research and development, compared to $24.4 million or 8.1% of net sales in Fiscal 2000 and $24.1 million or 10.2% of net sales in Fiscal 1999. We expect our research and development spending to increase in Fiscal 2002 as we deliver new high capacity products. As of March 31, 2001, we employed a total of approximately 181 people in our research and development organizations in San Jose, California, Seattle, Washington and Wellington, New Zealand.

    The market for our products is characterized by rapidly changing technologies and evolving industry standards. Accordingly, our future performance depends on a number of factors, including our ability to identify emerging technological trends in our target markets, to develop and to maintain competitive products, to enhance our products by adding innovative features that differentiate our products from those of our competitors, and to manufacture and to bring products to market quickly at cost-effective prices. We believe that the use of flexible architectures and components assists in the rapid deployment of new products and enhancements to satisfy customer, industry and market needs. We believe that to remain competitive in the future we will need to continue to develop new products, which will require the investment of significant financial resources in product development. There can be no assurance, however, that we will successfully complete the development of any future products, that such products will achieve market acceptance or that such products will be capable of being manufactured at competitive prices in sufficient volumes. In the event that such products are not developed in a timely manner, do not gain market acceptance or are not manufacturable at competitive prices, our business, financial condition and results of operations could be harmed.

Manufacturing and Suppliers

    Our manufacturing operations consist primarily of final assembly, customer software configuration, and test and quality control of materials and components. The manufacturing process consists primarily of materials management, extensive unit and environmental testing of components and subassemblies at each stage of the manufacturing process, final assembly of the terminals, and prior to shipment, quality assurance testing and inspection of all products. We have three manufacturing facilities, which presently are located in San Jose, California, Seattle, Washington and Wellington, New Zealand. Our manufacturing operations in San Jose, California, Seattle, Washington and Wellington, New Zealand are certified to International Standards Organization (ISO) 9001, a recognized international quality standard. The manufacturing facility in Wellington, New Zealand is also certified to ISO 14001, an internationally recognized environmental quality standard. As of March 31, 2001, we maintained a staff of 463 manufacturing personnel.

    Our manufacturing operations are highly dependent upon the delivery of materials and components by outside suppliers in a timely manner. In addition, we depend in part upon subcontractors to assemble major components and subassemblies used in our products in a timely and satisfactory manner. We do not generally enter into long-term or volume purchase agreements with any of our suppliers, and no assurance can be given that such materials, components and subsystems will be available in the quantities required by us, if at all. Our inability to develop alternative sources of supply quickly and on a cost-effective basis could materially impair our ability to manufacture and deliver our products in a timely manner. There can be no assurance that we will not experience material supply problems or component or subsystem delays in the future.

    From time to time, we have experienced delays and other supply problems with vendors, but such delays and other problems have not had a significant impact on our results of operations. To reduce any future problems associated with delays, we have contracted for component and subassembly parts from additional sources. We have and continue to maintain a high level of communication between all levels of our management and the management of our key suppliers to ensure that production requirements and constraints are taken into account in each of our respective production plans.

Backlog

    Our backlog at March 31, 2001 was $160.3 million, as compared with $111.8 million at March 31, 2000. We only include orders scheduled for delivery within 12 months in our backlog. Product orders in our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period because of the timing of orders, delivery intervals, customer and product mix, and the possibility of changes in delivery schedules and additions or cancellations of orders.

Competition

    The microwave interconnection and access business is a specialized segment of the wireless telecommunications industry and is extremely competitive. We expect such competition to increase in the future. Several established and emerging companies offer a variety of microwave, fiber optic, and other connectivity products for applications similar to those of our products. Many of our competitors have more extensive engineering, manufacturing and marketing capabilities and substantially greater financial, technical and personnel resources than us. Our current and potential competitors may establish relationships with our current and potential customers. In addition, many of our competitors have greater name recognition, a larger installed base of products and longer-standing customer relationships. We consider our existing and potential competitors to be Alcatel, Ceragon, L.M. Ericsson, Microwave Communications Division of Harris Corporation, NEC, Nera, Nokia, P-COM, Inc, Sagem, SIAE, Siemens AG, and Triton Network Systems as well as several private companies currently in the startup stage. Siemens AG has product lines that compete with our product lines, and is also an OEM through which we market and sell our products. Some of our largest customers could develop the capability to manufacture products similar to those manufactured by us. Existing and potential competition in the industry has resulted in, and will continue to result in, significant price competition.

    We believe that competition in our markets is based primarily on price, quality, availability, customer service and support, breadth of product line, product performance and features, rapid delivery, reliability, timing of new product introductions by us, our customers and our competitors, and the ability of our customers to obtain financing. Our future success will depend upon our ability to address the increasingly sophisticated needs of our customers by enhancing our current products, by developing and introducing new products in a timely manner that keep pace with technological developments and emerging wireless telecommunications services, and by providing such products at competitive prices. There can be no assurance that we will have the financial resources, technical expertise, or marketing, sales, distribution, and customer service and support capabilities to compete successfully. See "Factors That May Affect Future Financial Results."

Government Regulation

    Radio communications are subject to regulation by United States and foreign laws and international treaties. Our equipment must conform to international requirements established to avoid interference among users of microwave frequencies and to permit interconnection of telecommunications equipment. We believe that we have complied with such rules and regulations with respect to our existing products. Any delays in compliance with respect to future products could delay the introduction of such products. In addition, radio transmission is subject to regulation by foreign laws and international treaties. Equipment to support these services can be marketed only if permitted by suitable frequency allocations and regulations. Failure by the regulatory authorities to allocate suitable frequency spectrum could harm our business, financial condition and results of operations.

    The regulatory environment in which we operate is subject to change. Regulatory changes, which are affected by political, economic and technical factors, could significantly impact our operations by restricting development efforts by us and our customers, making current systems obsolete or increasing the opportunity for additional competition. Any such regulatory changes could harm our business, financial condition and results of operations. We might deem it necessary or advisable to modify our systems to operate in compliance with such regulations. Such modifications could be extremely expensive and time-consuming to complete.

Intellectual Property

    Our ability to compete will depend, in part, on our ability to obtain and enforce intellectual property protection for our technology in the United States and internationally. We rely upon a combination of trade secrets, trademarks, copyrights, patents and contractual rights to protect our intellectual property. For example, we presently have six patents and one pending patent covering our products. In addition, we enter into confidentiality and invention assignment agreements with our employees, and enter into non-disclosure agreements with our suppliers and appropriate customers so as to limit access to and disclosure of our proprietary information. There can be no assurance that any steps taken by us will be adequate to deter misappropriation or impede independent third party development of similar technologies. In the event that such intellectual property arrangements are insufficient, our business, financial condition and results of operations could be harmed. Moreover, there can be no assurance that the protection provided to our intellectual property by the laws and courts of foreign nations will be substantially similar to the remedies available under United States law or that third parties will not assert infringement claims against us.

    While our ability to compete may be affected by our ability to protect our intellectual property, we believe that, because of the rapid pace of technological change in the wireless telecommunications industry, our innovative skills, technical expertise and ability to introduce new products on a timely basis will be more important in maintaining our competitive position than protection of our intellectual property. Trade secret, trademark, copyright and patent protections are important but must be supported by other factors such as the expanding knowledge, ability and experience of our personnel, new product introductions and product enhancements. Although we continue to implement protective measures and intend to defend vigorously our intellectual property rights, there can be no assurance that these measures will be successful.

    The wireless telecommunications industry is characterized by numerous allegations of patent infringement among competitors and considerable related litigation. We may in the future be notified that we are infringing certain patent or other intellectual property rights of others. Although there are no such pending lawsuits against us or unresolved notices that we are infringing upon intellectual property rights of others, there can be no assurance that litigation or infringement claims will not occur in the future. Such litigation or claims could result in substantial costs and diversion of resources and could harm our business, financial condition and results of operations. The wireless telecommunications industry is subject to frequent litigation regarding patent and other intellectual property rights. Certain companies and organizations in the wireless telecommunications industry have patents that protect their intellectual property rights in these areas. In the event of an adverse result of any such litigation, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. There can be no assurance that we would be successful in such development or that any such license would be available on commercially reasonable terms.

Employees

    As of March 31, 2001, we employed 1,184 full-time and temporary employees. None of our employees are represented by a collective bargaining agreement. Our future performance will depend in large measure on our ability to attract and retain highly skilled employees. Competition for such personnel is intense and there can be no assurance that we will be successful in attracting and retaining highly skilled employees. We have never experienced a work stoppage and believe our relationship with our employees to be good. As a result of the rapid decline of the U.S. Competitive Local Exchange Carrier (CLEC) market in the fourth quarter of Fiscal 2001, we undertook a reduction of force of approximately 25% to 30% in the first quarter of Fiscal 2002.

Factors That May Affect Future Financial Results

    The statements in our Annual Report to Stockholders and this Annual Report on Form 10-K concerning our future products, expenses, revenues, gross margins, liquidity, and cash needs, as well as our plans and strategies, contain forward-looking statements concerning our future operations and financial results. These forward-looking statements are based on current expectations, and we assume no obligation to update this information. Numerous factors could cause actual results to differ materially from those described in these statements. In particular, our results can vary due to economic and competitive conditions, the volume and timing of product orders, shipment volumes, product margins, our ability and that of our key suppliers to respond to changes made by customers in their orders, and the timing of new product introductions by us and our competitors. Our results may also vary significantly depending on other factors, including the mix of products sold; the cost and availability of components and subsystems; relative prices of our products; adoption of new technologies and industry standards; competition; fluctuations in foreign currency exchange rates; regulatory developments; and general economic conditions. Furthermore, our backlog may not be representative of actual sales for any succeeding period because of the timing of orders, delivery intervals, customer and product mix, and the possibility of changes in delivery schedules and additions or cancellation of orders. Prospective investors and stockholders should carefully consider the factors discussed above and set forth below in evaluating these forward-looking statements.

    Our quarterly operating results can vary significantly depending on several factors, any of which could harm our business, financial condition or results of operations. In particular, our quarterly results of operations can vary due to the volume and timing of product orders received and delivered during the quarter, our ability and that of our key suppliers to respond to changes made by customers in their orders, and the timing of new product introductions by us and our competitors. The quarterly operating results also may vary significantly depending on other factors, including the mix of products sold, the cost and availability of components and subsystems, relative prices of our products, adoption of new technologies and industry standards, competition, fluctuations in foreign currency exchange rates, regulatory developments, and general economic conditions.

    Sales of our products are concentrated in a small number of customers. For Fiscal 2001, no one customer accounted for more than 10% of our net sales. As of March 31, 2001, three of our customers accounted for 39% of our backlog and one of these customers accounted for 25% of our March 31, 2001 backlog. The worldwide telecommunications industry is dominated by a small number of large corporations, and we expect that a significant portion of its future product sales will continue to be concentrated in a limited number of customers. The loss of any existing customer, a significant reduction in the level of sales to any existing customer, or our inability to gain additional customers could harm our business, financial condition, and results of operations. In addition, a substantial portion of shipments may occur near the end of each quarter. Accordingly, our results are difficult to predict and delays in product delivery or closing of a sale can cause revenues and net income to fluctuate significantly from anticipated levels and from quarter to quarter.

    Currently, manufacturers of digital microwave telecommunications equipment are experiencing, and are likely to continue to experience, intense price pressure, which has resulted, and is expected to continue to result, in downward pricing pressure on our products. As a result, we have experienced, and expect to continue to experience, declining average sales prices for our products. Our future profitability is dependent upon our ability to improve manufacturing efficiencies, reduce material costs of products, and to continue to introduce new products and product enhancements. Our inability to respond to increased price competition would harm our business, financial condition and results of operations.

    The markets for our products are extremely competitive, and we expect that competition will increase. Our existing and potential competitors include established and emerging companies, such as

Alcatel, Ceragon, L.M. Ericsson, Microwave Communications Division of Harris Corporation, NEC, Nera, Nokia, P-COM, Inc, Sagem, SIAE, Siemens AG, and Triton Network Systems as well as several private companies currently in the startup stage, many of which have more extensive engineering, manufacturing and marketing capabilities and significantly greater financial, technical, and personnel rresources than us. We believe that our ability to compete successfully will depend on a number of factors both within and outside our control, including price, quality, availability, customer service and support, breadth of product line, product performance and features, rapid time-to-market delivery capabilities, reliability, timing of new product introductions by us, our customers and our competitors, and the ability of our customers to obtain financing. We continue to experience customer demands for shorter delivery cycles. There can be no assurance that we will have the financial resources, technical expertise, or marketing, sales, distribution, and customer service and support capabilities to compete successfully.

    We participate in a highly volatile industry that is characterized by vigorous competition for market share and rapid technological development. These factors could result in aggressive pricing practices and growing competition both from start-up companies and from well-capitalized computer systems and communications companies, which, in turn, could have a material adverse effect on our revenues. In response to changes in industry and market conditions we may restructure our activities to more strategically realign our resources. This includes assessing whether we should consider disposing of or otherwise exiting businesses and reviewing the recoverability of our tangible and intangible assets. Any decision to limit investment in our tangible and intangible assets or to dispose of or otherwise exit businesses may result in the recording of accrued liabilities for special one-time charges such as workforce reduction costs. Additionally, accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis of assets, including goodwill and other intangible assets, could change as a result of such assessments and decisions, and could have a material adverse effect on our results of operations.

    We expect that international sales will continue to account for the majority of our net product sales for the foreseeable future. As a result, we are subject to the risks of doing business internationally, including unexpected changes in regulatory requirements; fluctuations in foreign currency exchange rates; imposition of tariffs and other barriers and restrictions; the burdens of complying with a variety of foreign laws; and general economic and geopolitical conditions, including inflation and trade relationships. There can be no assurance that currency fluctuations, changes in the rate of inflation or any of the aforementioned factors will not harm our business, financial condition and results of operations.

    The rapid and increasingly severe downturn in the United States economy and in particular the tightening of the capital markets for the telecommunications and mobile cellular projects in the first quarter of 2001 could affect business opportunities in Europe, Asia and in other countries and geographic regions in which we conduct business. To the extent that this occurs, the wireless telephone industry in general, and demand for our products and services in particular, are likely to be negatively affected in these countries and geographic regions. In addition, the competitive local exchange carrier (CLEC) business in the United States accounted for approximately 25% of out total revenue in Fiscal 2001. Recently several of our major customers in this market (Winstar and Teligent) have declared Chapter 11 bankruptcy. As a result, we expect little if any business from this sector in Fiscal 2002. This will result in a significant revenue decline in Fiscal 2002 compared to Fiscal 2001.

    Due to the energy crisis in California, our operations may be adversely affected by periodic rolling blackouts, which could result in product delivery delays, lower than expected revenues, and higher costs.

    Our manufacturing operations are highly dependent upon the delivery of materials by outside suppliers in a timely manner. In addition, we depend in part upon subcontractors to assemble major components and subsystems used in our products in a timely and satisfactory manner. We do not generally enter into long-term or volume purchase agreements with any of our suppliers, and no assurance can be given that such materials, components and subsystems will be available in the quantities required by us, if at all. Our inability to develop alternative sources of supply quickly and on a cost-effective basis could materially impair our ability to manufacture and deliver our products in a timely manner. There can be no assurance that we will not experience material supply problems or component or subsystem delays in the future.

    We have pursued, and will continue to pursue, growth opportunities through internal development, minority investments and acquisitions of complementary businesses and technologies. Acquisitions may involve difficulties in the retention of personnel, diversion of management's attention, difficulties of integrating new businesses, risks of our customers and customers of acquired businesses deferring purchase decisions as they evaluate the impact of the acquisition, unexpected legal liabilities, and tax and accounting issues. These acquisitions may cause certain of our competitors to enter into additional business combinations, to accelerate product development, or to engage in aggressive price reductions or other competitive practices, creating even more powerful or aggressive competitors.

    In addition, there can be no assurance that we will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into our operations, or expand into new markets. Once integrated, acquired businesses may not achieve comparable levels of revenues, profitability, or productivity as our existing business or otherwise perform as expected. Our failure to manage our growth effectively could harm our business, financial condition and results of operations.

    During any given quarter, a small number of customers may account for a significant portion of our net sales. Our customers typically are not contractually obligated to purchase any quantity of products in any particular period, and product sales to major customers have varied widely from period to period. The loss of any existing customer, a significant reduction in the level of sales to any existing customer, or our failure to gain additional customers could harm our business, financial condition and results of operations.

    As discussed above, CLEC's have been facing severe and previously unexpected financial difficulties. As a result, our revenues are exposed to greater risks related to customer credit than they have been in recent periods. For the Fiscal 2001 period, we took a reserve against receivables of $23.7 for receivables that we were unable to collect. In future periods, we may be forced to take additional reserves if customers fail to pay. Although we believe we have adequate procedures in place to monitor and mitigate customer credit risk, there is no assurance that these measures will accurately identify and evaluate potential credit risk.

    The telecommunications industry has experienced significant consolidation and rationalization among its participants, and we expect this trend to continue. Some operators have experienced financial difficulty and have, or may, file for bankruptcy protection or be acquired by other operators. Other operators may merge and one or more of our competitors may each supply products to the companies that have merged or will merge. This consolidation could result in purchasing decision delays by the merged companies and/or our playing a lesser role in the supply of communications products to the merged companies. We may also see similar rationalization among suppliers. Industry rationalization could have a material adverse effect on our revenues.

Item 2.  Properties

    Our corporate offices and principal research, development and manufacturing facilities are located in San Jose, California in three leased buildings aggregating approximately 132,000 square feet. We also lease two buildings in Milpitas, California totaling 55,000 square feet that is used for administration and warehousing. Our Seattle, Washington facilities consist of three leased buildings aggregating approximately 79,000 square feet of office and manufacturing space.

    We also own a 44,000 square foot service and repair facility in Hamilton, Scotland and lease 10,000 square feet in Coventry, England. We own 7,000 square feet of office space and lease an additional 28,000 square feet of office and manufacturing space in Wellington, New Zealand. Additionally, we also lease an aggregate of approximately 40,000 square feet worldwide for sales, customer service and support offices. We believe these facilities are adequate to meet our anticipated needs for the foreseeable future.

Item 3.  Legal Proceedings

    There are no material pending legal proceedings against us. However, we may be a defendant at any time in various suits and are subject to various claims that arise in the normal course of business. In the opinion of management, the ultimate disposition of these proceedings will not harm our consolidated financial position, liquidity or results of operations.

    See Note 3 of "Notes to Consolidated Financial Statements" incorporated herein by reference from our 2001 Annual Report to Stockholders.

Item 4.  Submission of Matters to a Vote of Security Holders

    None.

PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters

    The section labeled "Quarterly Financial Data" appearing on page 31 of our 2001 Annual Report to Stockholders is incorporated herein by reference.

Item 6.  Selected Financial Data

    The section labeled "Selected Consolidated Financial Data" appearing on page 10 of our 2001 Annual Report to Stockholders is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

    The information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 1 through 8 of our 2001 Annual Report to Stockholders is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk:

    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer and country. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. The portfolio is also diversified by tenor to ensure that funds are readily available as needed to meet our liquidity needs. This policy minimizes the requirement to sell securities in order to meet liquidity needs and therefore the potential effect of changing market rates on the value of securities sold.

    The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio.

	Years Ended March 31
	2002	2003	2004	2005	2006
	(In thousands)
Cash equivalents and short-term investments	$11,895	—	—	—	—
Weighted average interest rate	5.77%	—	—	—	—

    The primary objective of our short-term investment activities is to preserve principal while at the same time maximizing yields, without significantly increasing risk. Our short-term investments are for fixed interest rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have been immaterial. Investments are generally not held for more than one year. The average length of investments held at the end of Fiscal 2001 was 33 days and had an average yield of 5.77% per annum.

    We are exposed to equity price risks on the marketable portion of equity securities included in our portfolio of investments entered into for the promotion of business and strategic objectives. These investments are generally in companies in the telecommunications industry sector, many of which are small capitalization stocks. We typically do not attempt to reduce or eliminate our market exposure on these securities. A 20% adverse change in equity prices would result in an approximate $2.5 million decrease in the fair value of our available-for-sale securities as of March 31, 2001.

    In Fiscal 2001, we recorded a $14.0 million impairment loss related to our minority investments in several telecommunications companies. We have other investments that could become impaired in the future.

    Also, in Fiscal 2001 we recorded a $2.3 million unrealized loss on our investment in Endwave Corporation. We consider this loss to be temporary in nature and accordingly this unrealized loss has been recorded in stockholders' equity and the investment has been recorded at fair value on the balance sheet. However, this unrealized loss could become a realized loss in the future if the decrease in fair value is other than temporary.

    In addition, at March 31, 2001, we had an investment of $4.0 million in Southern California Edison bonds. As of March 31, 2001, these bonds have suffered approximately a 20% loss in fair market value due to the California energy crisis. These bonds were scheduled to mature on June 1, 2001. We intend to hold these bonds pending further developments. However, this unrealized loss could become a realized loss in the future if the decrease in fair value is other than temporary.

    It is our policy not to enter into derivative financial instruments except for hedging of foreign currency exposures. We hedge certain portions of our exposure to foreign currency fluctuations through the use of forward foreign exchange contracts. We enter into forward foreign exchange contracts for purposes other than trading; however, we do not engage in any foreign currency speculation. Forward foreign exchange contracts represent agreements to buy or sell a specified amount of foreign currency at a specified price in the future. These contracts generally have maturities that do not exceed one month. At March 31, 2001, we had forward foreign exchange contracts to exchange various foreign currencies for U.S. dollars in the aggregate amount of $47.7 million, primarily in New Zealand dollars, British pounds and the euro. Gains and losses associated with currency rate changes on forward foreign exchange contracts are recorded currently in income as they offset corresponding gains and losses on the foreign currency-denominated assets and liabilities being hedged. Therefore, the carrying value of forward foreign exchange contracts approximates their fair value. We believe that the credit risk with respect to our forward foreign exchange contracts is minimal because we execute contracts with major financial institutions. Market risk with respect to forward foreign exchange contracts is offset by the corresponding exposure related to the underlying assets and liabilities.

    Although nearly all our sales and expenses are denominated in U.S. dollars, we have experienced some foreign exchange gains and losses to date, and expect to incur additional gains and losses in Fiscal 2002. We did engage in foreign currency hedging activities during Fiscal 2001, as explained above, and intend to continue doing so as needed.

Foreign Currency Exchange Risk:

    We transact business in various foreign countries. During Fiscal 2000 and 2001, we employed a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge certain balance sheet and backlog transactions in non-functional currency transactions. Under this program, increases or decreases in our foreign currency transactions when translated to the functional currency are partially offset by realized gains and losses on the hedging instruments. The goal of this program is to minimize net fluctuations in the value of these currencies which may cause short-term earnings volatility. As of March 31, 2001, our foreign currency forward exchange contracts were comprised primarily of New Zealand Dollars, British Pounds and the euro and totaled the US Dollar equivalent of $47.7 million.

Item 8.  Financial Statements and Supplementary Data

    The consolidated financial statements and supplementary data, and related notes and Report of Independent Public Accountants appearing on pages 11 through 30 of our 2001 Annual Report to Stockholders are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

    The section labeled "Directors and Executive Officers" of our definitive Proxy Statement to be filed shortly hereafter for the annual meeting of stockholders to be held on August 14, 2001 is incorporated herein by reference.

Item 11.  Executive Compensation

    The section entitled "Compensation of Directors And Certain Executive Officers," of our definitive Proxy Statement to be filed shortly hereafter for the annual meeting of stockholders to be held on August 14, 2001 is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    The section labeled "Security Ownership of Certain Beneficial Owners and Management" of our definitive Proxy Statement to be filed shortly hereafter for the annual meeting of stockholders to be held on August 14, 2001 is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

    The section labeled "Certain Relationships and Related Transactions" of our definitive Proxy Statement to be filed shortly hereafter for the annual meeting of stockholders to be held on August 14, 2001 is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
The following documents have been filed as a part of this Annual Report on Form 10-K.

1. Index to Financial Statements

    The following consolidated financial statements are contained in our 2001 Annual Report to Stockholders and are incorporated herein by reference pursuant to Item 8:

    (i). Consolidated Balance Sheets as of March 31, 2001 and 2000.

    (ii). Consolidated Statements of Operations for each of the three years in the period ended March 31, 2001.

    (iii). Consolidated Statements of Stockholders' Equity for each of the three years in the period ended March 31, 2001.

    (iv). Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2001.

    (v). Notes to Consolidated Financial Statements.

    (vi). Report of Independent Public Accountants.

2. Statement Schedules

    The following consolidated financial statement schedule for each of the three years in the period ended March 31, 2001 is submitted herewith:

    Schedule II: Valuation and Qualifying Accounts and Reserves.

    Consent of Arthur Andersen LLP, Independent Auditors

    Schedules not listed above have been omitted because they are not applicable or required, or information required to be set forth therein is included in the Consolidated Financial Statements, including the Notes thereto, incorporated herein by reference.

3. Exhibits

    The exhibits listed on the Exhibit Index beginning on Page 23 hereof.

(b)
No Form 8-K has been filed by the company during the last quarter of the period covered by this report.

(c)
See Item 14(a)3 above.

(d)
See Item 14(a)2 above.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 29, 2001.

DMC STRATEX NETWORKS, INC.
By:	/s/ SAM SMOOKLER
Sam Smookler Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS:

    That the undersigned officers and directors of DMC Stratex Networks, Inc. do hereby constitute and appoint Sam Smookler and Carl A. Thomsen, and each of them, the lawful attorney and agent or attorneys and agents with power and authority to do any and all acts and things and to execute any and all instruments which said attorneys and agents, or either of them, determine may be necessary or advisable or required to enable DMC Stratex Networks, Inc. to comply with the Securities Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K. Without limiting the generality of the foregoing power and authority, the powers include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Annual Report on Form 10-K or amendment or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorneys and agents or either of them, shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

    IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his name.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Signing Capacity	Date
/s/ CHARLES D. KISSNER Charles D. Kissner	Chairman of the Board	June 29, 2001
/s/ SAM SMOOKLER Sam Smookler	Chief Executive Officer	June 29, 2001
/s/ CARL A. THOMSEN Carl A. Thomsen	Senior Vice President, Chief Financial Officer & Secretary (Principal Financial and Accounting Officer)	June 29, 2001

/s/ RICHARD C. ALBERDING Richard C. Alberding	Director	June 29, 2001
/s/ Paul S. Bachow	Director	June , 2001
/s/ JOHN W. COMBS John W. Combs	Director	June 29, 2001
/s/ JAMES D. MEINDL James D. Meindl	Director	June 29, 2001
/s/ V. FRANK MENDICINO V. Frank Mendicino	Director	June 29, 2001
/s/ HOWARD ORINGER Howard Oringer	Director	June 29, 2001

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To DMC Stratex Networks, Inc.:

    We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in DMC Stratex Networks, Inc.'s Annual Report incorporated by reference in this Form 10-K, and have issued our report thereon dated April 24, 2001. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in item 14a(2) is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                      /s/ ARTHUR ANDERSEN LLP

San Jose, California
April 24, 2001

Schedule II

DMC Stratex Networks, Inc.
Valuation and Qualifying Accounts and Reserves

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Utilized		Balance at End of Year
	(in thousands)
Year Ended March 31, 2001
Merger and Restructuring accrual:
Severance costs	$500	—	$500		$—
Asset write-down	400	—	400		—

	$900	$—	$900	(A)	$—

(A)
Approximately $900 consists of cash outflow.

Year Ended March 31, 2000
Merger and Restructuring accrual:
Severance costs	$900	—	$400		$500
Facility termination costs	2,300	—	2,300		—
Asset write-down	800	—	400		400

	$4,000	$—	$3,100	(B)	$900

(B)
Approximately $3,100 consists of cash outflow.

Year Ended March 31, 1999
Merger and Restructuring accrual:
Innova merger costs	—	$2,700		$2,700		$—
Severance costs	—	4,200		3,300		900
Facility termination costs	—	4,100		1,800		2,300
Asset write-down	—	5,800		5,000		800
Goodwill	—	13,100		13,100		—

	—	$29,900	(C)	$25,900	(D)	$4,000

(C)
Approximately $12,200 consists of cash outflow.

(D)
Approximately $8,200 consists of cash outflow.

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions/ Write-off		Balance at End of Year
	(In thousands)
Year Ended March 31, 2001
Allowance for doubtful accounts	$4,652	$23,608	$1,617	(A)	$26,643
Year Ended March 31, 2000
Allowance for doubtful accounts	$3,261	$853	$538	(A)	$4,652
Year Ended March 31, 1999
Allowance for doubtful accounts	$3,999	$4,608	$(5,346)		$3,261

(A)
Net of transfers from other reserve accounts.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Reorganization and Amalgamation, dated December 22, 1997, among the company, South Amalgamation Sub Ltd. and MAS (incorporated by reference to Exhibit 2.1 to the company's Registration Statement on Form S-4 (File No. 333-45053)).
2.2
Agreement and Plan of Reorganization and Merger, dated as of July 22, 1998, by and among DMC Stratex Networks, Inc., Iguana Merger Corp. and Innova Corporation (incorporated by reference to Exhibit 2.1 to the company's Registration Statement on Form S-4 (File No. 333-62673)).
2.3
Certificate of Ownership and Merger merging DMC Stratex Networks, Inc. into Digital Microwave Corporation (incorporated by reference to Exhibit 2.1 to the company's Quarterly Report on Form 10-Q filed on August 11, 2000).
3.1	Restated Certificate of Incorporation, as amended in August 2000 (incorporated by reference to Exhibit 3.1 to the company's Quarterly Report on Form 10-Q filed on August 11, 2000).
3.2	Amended and Restated Bylaws, dated as of August 8, 2000 (incorporated by reference to Exhibit 3.2 to the company's Quarterly Report on Form 10-Q file November 13, 2000).
4.1	Form of Common Stock Certificate
4.2
Amended and Restated Rights Agreement dated as of November 3, 1998 between the company and ChaseMellon Shareholder Services, L.L.C., including the form of the Certificate of Designations for the Series A Junior Participating Stock (incorporated by reference to Exhibit 4.1 to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
4.3	Form of Indenture (incorporated by reference to Exhibit 4.3 to the company's registration statement filed on Form S-3 on November 28, 2000).
4.4	Form of Debt Warrant Agreement, including form of Debt Warrant Certificate (incorporated by reference to Exhibit 4.4 to the company's registration statement filed on Form S-3 on November 28, 2000).
4.5
Form of Common Stock Warrant Agreement, including form of Common Stock Warrant Certificate (incorporated by reference to Exhibit 4.5 to the company's registration statement filed on Form S-3 on November 28, 2000).
4.6	Form of Senior Debenture (incorporated by reference to Exhibit 4.6 to the company's registration statement filed on Form S-3 on November 28, 2000).
10.1
DMC Stratex Networks, Inc. 1984 Stock Option Plan, as amended and restated on June 11, 1991. (incorporated by reference to Exhibit 10.1 to the company's Annual Report on Form 10-K for the year ended March 31, 1991).
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
10.7
DMC Stratex Networks, Inc. 1994 Stock Incentive Plan, as amended and restated (incorporated by reference to the company's Proxy Statement for the Annual Meeting of Stockholders to be held on August 4, 1998).
10.8
Lease, dated April 5, 1995, by and between Metropolitan Life Insurance Company and DMC Stratex Networks, Inc., relating to 180 Rose Orchard Way, San Jose, California (incorporated by reference to Exhibit 10.2 to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)
10.9
Purchase Agreement by and between the company and Microelectronics Technology, Inc., dated as of January 15, 1998 (incorporated by reference to Exhibit 10.1 to the company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998).
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
10.12	DMC Stratex Networks, Inc. 1998 Non-Officer Employee Stock Option Plan (incorporated by reference to Exhibit 99.1 to the company's Registration Statement on Form S-8 (File No. 333-48535)).
10.13
Product Purchase Agreement dated as of June 1, 1998, by and between DMC Stratex Networks, Inc. and Solectron Corporation (incorporated by reference to Exhibit 10.1 to the company's Quarterly Report of Form 10-Q for the quarter ended June 30, 1998.
10.14
Product Purchase Agreement, dated as of July 30, 1998, by and between DMC Stratex Networks, Inc. and REMEC Inc. (incorporated by reference to Exhibit 10.1 to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
10.15
Restated Employment Agreement, dated as of August 3, 1998, by and between DMC Stratex Networks, Inc. and Charles D. Kissner (incorporated by reference to Exhibit 10.2 to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
10.16
Employment Agreement dated as of October 8, 1998 between the company and Jean-Francois Grenon (incorporated by reference to Exhibit 10.5 to the company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998).
10.17
DMC Stratex Networks, Inc. 1999 Non-Officer Employee Restricted Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the company's Registration Statement on Form S-8 (File No. 333-76233)).
10.18	DMC Stratex Networks, Inc. 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the company's Registration Statement on Form S-8 (File No. 333-80281)).

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
10.21
Amendment of lease of premises located at 130 Rose Orchard Way, San Jose California dated February 16, 2000. (incorporated by reference to Exhibit 10.21 to the company's Annual Report on Form 10-K for the year ended March 31, 2000).
10.22
Amendment of lease of premises located at 170 Rose Orchard Way, San Jose California dated February 16, 2000. (incorporated by reference to Exhibit 10.22 to the company's Annual Report on Form 10-K for the year ended March 31, 2000).
10.23
Amendment of lease of premises located at 180 Rose Orchard Way, San Jose California dated February 16, 2000. (incorporated by reference to Exhibit 10.23 to the company's Annual Report on Form 10-K for the year ended March 31, 2000).
10.24
Lease, dated February 16, 2000, by and between Corporate Technology Centre Associates II LLC and DMC Stratex Networks, Inc., relating to 130 Rose Orchard Way, San Jose, California. (incorporated by reference to Exhibit 10.24 to the company's Annual Report on Form 10-K for the year ended March 31, 2000).
10.25
Lease, dated February 16, 2000, by and between Corporate Technology Centre Associates II LLC and DMC Stratex Networks, Inc., relating to 170 Rose Orchard Way, San Jose, California. (incorporated by reference to Exhibit 10.25 to the company's Annual Report on Form 10-K for the year ended March 31, 2000).
10.26
Lease, dated February 16, 2000, by and between Corporate Technology Centre Associates II LLC and DMC Stratex Networks, Inc., relating to 180 Rose Orchard Way, San Jose, California. (incorporated by reference to Exhibit 10.26 to the company's Annual Report on Form 10-K for the year ended March 31, 2000).
13.1	Portions of 2001 Annual Report to Stockholders incorporated herein by reference.
21.1	List of subsidiaries.
23.1	Consent of Independent Public Accountants (included on page 21 of this Annual Report on Form 10-K).
24.1	Power of Attorney (included on page 19 of this Annual Report on Form 10-K).

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
POWER OF ATTORNEY
Schedule II
EXHIBIT INDEX