Form 10-Q
period 2001-06-30
DMC STRATEX NETWORKS INC
filed 2001-08-14
CIK 812703

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001 Commission file number: 0-15895

DMC STRATEX NETWORKS, INC.

(Exact name of registrant specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0016028 (IRS employer identification number)
170 Rose Orchard Way San Jose, CA (Address of Principal Executive Offices)	95134 Zip Code)

Registrant's telephone number, including area code: (408) 943-0777

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

Yes /x/  No / /

    The number of outstanding shares of the Registrant's common stock, par value $.01 per share, was 81,955,365 on August 10, 2001.

PAGE
COVER PAGE	1
INDEX	2
PART I—FINANCIAL INFORMATION
Item 1—Financial Statements	3
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6-12
Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations	13-17
Factors That May Affect Future Financial Results	18-25
Item 3—Quantitative and Qualitative Disclosures About Market Risk	26
PART II—OTHER INFORMATION
Item 1—Legal Proceedings	27
Item 6—Exhibits and Reports on Form 8-K	27
SIGNATURE	31

PART I—FINANCIAL INFORMATION

ITEM I—FINANCIAL STATEMENTS

DMC STRATEX NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2001	March 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,077	$25,963
Short-term investments	20,397	11,895
Accounts receivable, net	88,668	116,427
Inventories	101,684	92,863
Deferred tax asset	1,221	1,275
Other current assets	13,831	16,027

Total current assets	241,878	264,450
Property and equipment, net	51,178	54,777
Other assets	1,709	7,553

Total assets	$294,765	$326,780

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$52,012	$50,653
Income taxes payable	429	816
Accrued liabilities	25,924	15,448

Total current liabilities	78,365	66,917

Stockholders' equity:
Common stock and paid-in capital	$384,115	$383,275
Accumulated deficit	(156,353)	(110,283)
Accumulated other comprehensive loss	(11,362)	(13,129)

Total stockholders' equity	216,400	259,863

Total liabilities and stockholders' equity	$294,765	$326,780

See accompanying Notes to Condensed Consolidated Financial Statements.

DMC STRATEX NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2001	2000
Net sales	$76,684	$86,734
Cost of sales	56,537	56,223
Inventory valuation charges	23,944	—

Gross profit (loss)	(3,797)	30,511

Operating expenses
Selling, general and administrative	15,718	14,598
Research and development	5,919	6,282
Restructuring costs	11,001	—

Total operating expenses	32,638	20,880

Operating income (loss)	(36,435)	9,631
Other income (expense):
Interest income	549	1,820
Interest expense	(22)	(16)
Other expense, net	(1,200)	(790)
Permanent impairment of investments	(8,339)	—

Income (loss) before provision for income taxes	(45,447)	10,645
Provision for income taxes	622	1,597

Net income (loss)	$(46,069)	$9,048

Basic earnings (loss) per share	$(0.62)	$0.12

Diluted earnings (loss) per share	$(0.62)	$0.12

Basic weighted average shares outstanding	73,840	72,867
Impact of dilutive stock options and warrants	—	4,282

Diluted weighted average shares outstanding	73,840	77,149

See accompanying Notes to Condensed Consolidated Financial Statements.

DMC STRATEX NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$(46,069)	$9,048
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	4,837	4,231
Provision for uncollectable accounts	30	100
Inventory valuation charges	23,944	—
Provision for inventory reserve	840	345
Provision for warranty reserves	2,836	1,617
Non-cash restructuring charges	1,105	—
Permanent impairment of investments	8,339	—
Changes in assets and liabilities
Decrease (increase) in accounts receivable	27,397	(19,919)
Increase in inventories	(27,382)	(22,331)
Increase in other current assets and other assets	(94)	(483)
Increase (decrease) in accounts payable	(2,637)	6,195
Increase (decrease) in income taxes payable	(381)	1,217
Increase (decrease) in accrued liabilities	7,689	(4,027)

Net cash provided by operating activities	454	(24,007)

Cash flows from investing activities:
Purchase of available-for-sale securities	(20,345)	(52,974)
Proceeds from available-for-sale securities	11,234	51,511
Purchase of property and equipment	(1,853)	(5,527)

Net cash used for investing activities	(10,964)	(6,990)

Cash flows from financing activities:
Payment of capital lease obligations	—	(82)
Proceeds from sales of common stock	840	4,558

Net cash provided by financing activities	840	4,476

Effect of exchange rate changes in cash	(216)	(848)

Net decrease in cash and cash equivalents	(9,886)	(27,369)
Cash and cash equivalents at beginning of period	25,963	58,339

Cash and cash equivalents at end of period	$16,077	$30,970

SUPPLEMENTAL DATA
Interest paid	$23	$17
Income taxes paid	$161	$2

See accompanying Notes to Condensed Consolidated Financial Statements.

DMC STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Basis of Presentation

    The condensed consolidated financial statements include the accounts of DMC Stratex Networks, Inc. and its wholly-owned subsidiaries (the "Company"). Intercompany accounts and transactions have been eliminated. Certain prior years amounts have been reclassified to conform to current year presentation.

    While the financial information furnished is unaudited, the financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in connection with the Company's financial statements included in its annual report and Form 10-K for the fiscal year ended March 31, 2001, filed with the Securities and Exchange Commission on June 29, 2001.

Cash and Cash Equivalents

    For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Investments

    We invest our excess cash in high-quality and easily marketable instruments to ensure that cash is readily available for use in our current operations. Accordingly, all of our marketable securities are classified as "available-for-sale" in accordance with the provisions of the Statement of Financial Accounting Standards ("SFAS") No. 115. At June 30, 2001, our available-for-sale securities had contractual maturities ranging from 5 days to 46 days, with a weighted average maturity of 20 days.

    All investments are reported at fair market value with the related unrealized holding gains and losses reported as a component of accumulated other comprehensive loss. Unrealized holding losses on the portfolio of approximately $0.2 million were recorded as of June 30, 2001. There were realized losses of approximately $8.3 million during the first quarter of Fiscal 2002. This impairment loss consisted of $4.1 million related to our minority investments in non-marketable securities, included in other assets, and a $4.2 million loss from investments in marketable securities. The Company determined that the recorded value for these certain investments exceeded their fair value and that these losses were other than temporary in nature.

Inventories

    Inventories are stated at the lower of cost (first-in, first-out) or market, where cost includes material, labor and manufacturing overhead, net of applicable reserves. Inventories consist of (in thousands):

	June 30, 2001	March 31, 2001
	(Unaudited)
Raw materials	$47,424	$46,295
Work in process	18,826	18,642
Finished goods	35,434	27,926

	$101,684	$92,863

    Inventory valuation charges of $23.9 million were recorded for the three months ended June 30, 2001, consisting of excess inventory reserves and reserves for supplier commitments resulting from the reduction in our sales volume compared to the prior year.

Other Assets

    Included in other assets are minority investments and goodwill. Goodwill has been amortized on a straight-line basis over the useful life ranging from five to ten years. Goodwill, gross of accumulated amortization, amounted to $1.9 million as of June 30, 2001. Accumulated amortization of goodwill amounted to $1.8 million as of June 30, 2001. A portion of the change in goodwill was due to a restructuring write-off of goodwill of $0.4 million. The minority investments were purchased for the promotion of business and strategic objectives. Investments in marketable securities are reported at fair value with unrealized gains and losses recorded in accumulated other comprehensive loss. Investments in non-marketable securities are recorded at the lower of cost or market. However, in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of," we continually review these minority investments and goodwill to evaluate whether conditions have occurred that would suggest an impairment of carrying value.

    During the first quarter of Fiscal 2002, the Company recorded $8.3 million in impairment loss, of which $4.1 million related to our minority investments in non-marketable securities and $4.2 million related to investments in marketable securities. The Company determined that the recorded value for these certain investments exceeded their fair value and that these losses were other than temporary in nature.

Accrued Liabilities

    Accrued liabilities included the following (in thousands):

	June 30, 2001	March 31, 2001
	(Unaudited)
Customer deposits	$1,028	$886
Accrued payroll and benefits	3,279	3,989
Accrued commissions	1,581	1,246
Accrued warranty	5,210	4,788
Accrued restructuring	9,024	—
Other	5,802	4,539

	$25,924	$15,448

Currency Translation

    The functional currency of the Company's subsidiaries located in the United Kingdom and New Zealand is the U.S. dollar. Accordingly, all of the monetary assets and liabilities of these subsidiaries are remeasured into U.S. dollars at the current exchange rate as of the applicable balance sheet date, and all non-monetary assets and liabilities are remeasured at historical rates. Sales and expenses are remeasured at the average exchange rate prevailing during the period. Gains and losses resulting from the remeasurement of the subsidiaries' financial statements are included in the consolidated statements of operations. The Company's other international subsidiaries use their local currency as their functional currency. Assets and liabilities of these subsidiaries are translated at the current exchange rates in effect at the balance sheet date, and income and expense accounts are translated at the average exchange rates during the period. The resulting translation adjustments are included in accumulated other comprehensive loss in the accompanying financial statements.

Derivative Financial Instruments

    Effective April 1, 2001, the Company adopted Financial Accounting Standard No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not FAS 133 designated hedges must be adjusted to fair value through income. If the derivative is a qualifying hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings.

    The Company continues its policy of using forward foreign exchange contracts to minimize the impact of foreign currency fluctuations on the net income of the Company as reported in its consolidated statement of operations. The Company enters into forward foreign exchange contracts to hedge some of its firm committed backlog, open purchase orders and certain assets and liabilities denominated in foreign currencies. At June 30, 2001, the Company had forward foreign exchange contracts to exchange various foreign currencies for U.S. dollars in the gross amount of $55.4 million. These contracts generally have maturities that do not exceed one year. Market value gains and losses on non-FAS 133 designated forward foreign exchange contracts hedging certain assets and liabilities denominated in foreign currencies are recognized in income as offsets to the exchange gains or losses on the hedged balances. The amount of unrealized loss on these contracts at June 30, 2001 is $0.4 million. The Company has from time to time some euro denominated firm backlog from customers in countries not participating in the euro. Under FAS 133 these contracts are treated as embedded derivatives with changes in fair value impacting earnings. As of June 30, 2001 the Company had $3.3 million in U.S. dollar equivalent euro denominated backlog from customers in non-participating countries.

    The Company records effective changes in the fair value of derivative instruments designated as cash flow hedges of forecasted non-U.S. dollar sales and non-U.S. dollar purchases in accumulated other comprehensive income (loss) until the transaction occurs, at which time the changes are reclassified to revenue and cost of sales, respectively. The total amount of gain (loss) in other comprehensive income (OCI) at quarter end will be reclassified to earnings within 12 months. Other income was impacted by an immaterial amount as a result of excluding time value from FAS 133 effectiveness testing, and no ineffectiveness was recorded in the period. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the Company would reclassify the gain or loss to other income in the consolidated statement of operations at that time.

    The following table depicts the activity in OCI, with regard to the effective changes in fair value of derivative instruments, for the first quarter of Fiscal 2002 (in thousands):

Three Months Ended June 30, 2001
Beginning balance	$0
Transition Adjustment	262
Net Changes	(133)
Reclassifications to Revenue:
From Transition Adjustments	100
From Current Period Transactions	30

Ending balance	$259

Concentration of Credit Risk

    Accounts receivable concentrated with certain customers primarily in the telecommunications industry and in certain geographic locations may subject the Company to concentration of credit risk. One customer accounted for approximately 22% of the total accounts receivable balance at the end of the first quarter of Fiscal 2002. No other customer accounted for more than 10% of the total accounts receivable balance at the end of the first quarter of Fiscal 2002. The Company expects to collect most of this amount during the second quarter of Fiscal 2002. In addition to sales in North America and Western Europe, the Company actively markets and sells products in Africa, Asia, Eastern Europe, the Middle East and South America. The Company performs on-going credit evaluations of its customers' financial conditions and generally requires no collateral, although sales to Asia, Eastern Europe and the Middle East are primarily paid through letters of credit.

Revenue Recognition

    We recognize revenue pursuant to Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" issued by the Securities and Exchange Commission. Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that the arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed and determinable and; (iv) collectibility is reasonably assured.

    In accordance with SAB 101, revenues from product sales are recognized upon shipment, except when product sales are combined with significant post-shipment installation services provided over an extended period of time. Under this exception, revenue is deferred until such services have been performed. Revenue from product sales is net of third-party commissions, freight, and duty charges. Service revenue, which is less than 10% of net sales for each of the three months ended June 30, 2001 and June 30, 2000, is recognized when the related services are performed.

Net Income Per Share

    Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares and potentially dilutive securities outstanding during the period.

Litigation and Contingencies

    The Company is subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, these proceedings should not have a material adverse effect on the business, financial position, and results of operations of the Company.

Restructuring Charges

    In the quarter ended June 30, 2001, the Company recorded restructuring charges of $11.0 million, consisting of $5.7 million for employee severance and benefits, $4.4 million for facility related costs (including $3.7 million for lease termination costs and $0.7 million for the loss on disposal of fixed assets) $0.5 million for legal costs and $0.4 million for the write off of goodwill. This restructuring charge included the consolidation of the Company's U.S. operations by relocating its Seattle, Washington manufacturing facility to its San Jose, California facility, as well as reductions in force worldwide. The Company reduced its headcount by approximately 318 employees, with reductions affecting all functional areas and affecting various locations.

    Total cash outlay for the restructuring charges is expected to be $9.9 million. The remaining $1.1 million of restructuring charges are non-cash charges related to the write-off of goodwill and the loss on disposal of fixed assets. The Company expects the $9.9 million of restructuring charges to be paid out during the fiscal year 2002.

    Restructuring charges as of June 30, 2001 were as follows (in millions):

	Severance and Benefits	Facilities and Other	Total
Total charges in first quarter Fiscal 2002	$5.7	$5.3	$11.0
Amount utilized in first quarter Fiscal 2002	0.9	1.1	2.0

Accrual balance as of June 30, 2001	$4.8	$4.2	$9.0

Comprehensive Income

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The following table reconciles comprehensive income under the provisions of SFAS 130 (in thousands) for:

	Three Months Ended June 30,
	2001	2000
Net income (loss)	$(46,069)	$9,048
Other comprehensive income (loss) net of tax:
Unrealized currency gain (loss)	(921)	(1,033)
Unrealized holding gain (loss) on investments	2,688	(1,233)

Comprehensive income (loss)	$(44,302)	$6,782

    As of June 30, 2001, the reduction in the unrealized holding gain (loss) was due to realized losses on investments.

New Accounting Pronouncements

    In July 2001, the FASB issued SFAS No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles." SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. The Company is in the process of determining the impact of these pronouncements on its financial position and results of operations. Beginning April 1, 2002 the Company will adopt SFAS 141 and SFAS 142.

Operating Segment and Geographic Information

    The Company is organized into two operating segments: products and services. The Company's Chief Executive Officer has been identified as the Chief Operating Decision-Maker as defined by Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." Resources are allocated to each of these groups using information on their revenues and operating profits before interest and taxes.

    The products operating segment includes the XP4, Altium, DXR, and SPECTRUM II digital microwave systems for digital transmission markets. The Company designs, develops, and manufactures these products in San Jose, California and Wellington, New Zealand. Prior to June 30, 2001, the Company designed, developed and manufactured the XP4 family of products in Seattle, Washington. The services operating segment includes, without limitation, installation, repair, network design, path surveys, integration and other services. The Company maintains regional service centers in San Jose, California; Lanarkshire, Scotland; and Clark Field, Pampanga, Philippines. One customer accounted for approximately 22% of total revenue for the first quarter of Fiscal 2002.

    The following table sets forth revenues and operating income (loss) by operating segments (in thousands) for:

	Three Months Ended June 30,
	2001	2000
Products:
Revenues	$70,025	$80,310
Operating income (loss)	(37,333)	9,059
Services:
Revenues	6,659	6,424
Operating income	898	572
Total:
Revenues	$76,684	$86,734
Operating income (loss)	(36,435)	9,631

    The following table sets forth revenues from unaffiliated customers by product (in thousands) for:

	Three Months Ended June 30,
	2001	2000
SPECTRUM II	$19,382	$24,631
XP4	16,671	16,712
DXR	8,268	10,198
Altium	19,635	23,750
Other products	6,069	5,019

Total products	70,025	80,310
Total services	6,659	6,424

Total revenue	$76,684	$86,734

    The following table sets forth revenues from unaffiliated customers by geographic region (in thousands) for:

	Three Months Ended June 30,
	2001	2000
Africa	$3,552	$3,875
China	19,914	3,261
Europe/Middle East	25,169	26,520
Mexico	4,296	25,818
Other Americas	11,865	6,587
Other Asia/Pacific	6,100	6,547
United States	5,788	14,126

Total revenue	$76,684	$86,734

    Long-lived assets by country and consisting of net property and equipment was as follows (in thousands):

	June 30, 2001	March 31, 2001
United States	$29,208	$33,127
United Kingdom	16,354	15,490
Other foreign countries	5,616	6,160

Total property and equipment, net	$51,178	$54,777

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains trend analyses and other forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q concerning our future products, expenses, revenues, gross margins, liquidity and cash needs, as well as our plans and strategies, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. All statements, trend analyses and other information contained herein about the markets for our services and products and trends in revenue, as well as other statements identified by the use of forward-looking terminology, including "anticipate," "believe," "plan," "estimate," "expect," "goal" and "intend" or the negative of these terms or other similar expressions constitute forward-looking statements. These forward-looking statements are based on current expectations, and we assume no obligation to update this information. Numerous factors, including the risk factors discussed below, economic and competitive conditions, timing and volume of incoming orders, shipment volumes, product margins and foreign exchange rates, could cause actual results to differ materially from those described in these statements, and prospective investors and stockholders should carefully consider these factors set forth elsewhere herein, including those contained in the section, "Factors That May Affect Future Financial Results," beginning on page 18, in evaluating these forward-looking statements.

Results of Operations

    The following table sets forth the percentage relationships of certain items from our condensed consolidated statements of operations as percentages of net sales:

	Three Months Ended June 30,
	2001	2000
Net sales	100.0%	100.0%
Cost of sales	73.7	64.8
Inventory valuation charges	31.3	—

Gross profit (loss)	(5.0)	35.2
Research & development	7.7	7.3
Selling, general & administrative	20.5	16.8
Restructuring costs	14.3	—

Operating income (loss)	(47.5)	11.1
Interest income	0.7	2.1
Other expense, net	(1.6)	(0.9)
Permanent impairment of investments	(10.9)	—

Income (loss) before provision for income taxes	(59.3)	12.3
Provision for income taxes	0.8	1.9

Net income (loss)	(60.1)%	10.4%

Net Sales

    Net sales for the first quarter of Fiscal 2002 decreased to $76.7 million, compared to $86.7 million reported in the first quarter of Fiscal 2001 due to reduced customer demand. We have experienced customer delays in network build outs, primarily as a result of on-going tightness in available capital for the telecommunications and mobile cellular markets. Our Altium product line net sales decreased to $19.6 million in the first quarter of Fiscal 2002, from $23.8 million in the comparable quarter of Fiscal 2001. Our XP4 product line net sales remained flat at $16.7 million. Net sales of our Spectrum II product line decreased to $19.4 million in the first quarter of Fiscal 2002 from $24.6 million in the comparable quarter of Fiscal 2001. Net sales to U.S. customers were $5.8 million in the first quarter of Fiscal 2002, compared to $14.1 million in the first quarter of Fiscal 2001 due to decreased sales to competitive local exchange carriers, a few of which filed for Chapter 11 bankruptcy protection. Net sales to Mexico decreased to $4.3 million in the first quarter of Fiscal 2002, compared to $25.8 million in the first quarter of Fiscal 2001; however, the customer base in Mexico has not deteriorated and sales to Mexico tend to fluctuate from quarter to quarter. Service revenue of $6.7 million in the first quarter of Fiscal 2002 was slightly higher than the $6.4 million in the first quarter of Fiscal 2001.

    For the quarter ended June 30, 2001, one of our customers accounted for 22% of our net sales for the quarter and 21% of our backlog as of June 30, 2001.

    During the first quarter of Fiscal 2002, we received $81.1 million in new orders shippable over the next 12 months, compared to $126.0 million in the first quarter of Fiscal 2001. The backlog at June 30, 2001 was $132.0 million, compared to $151.2 million at June 30, 2000 and $160.3 million at March 31, 2001.

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

Gross Profit

    Gross profit as a percentage of net sales, before inventory valuation charges, was 26.3% in the first quarter of Fiscal 2002, compared to a gross profit of 35.2% in the first quarter of Fiscal 2001 due to lower capacity utilization. Our gross profit percentage was further reduced by 31.3% for inventory valuation charges of $23.9 million in the first quarter of Fiscal 2002, consisting of inventory reserves for excess inventories and supplier commitments resulting from the reduction in our sales volume compared to the prior fiscal year.

Research and Development

    In the first quarter of Fiscal 2002, research and development expenses decreased slightly to $5.9 million from $6.3 million in the first quarter of Fiscal 2001. The decrease was due to a decline in headcount. As a percentage of net sales, research and development expenses increased to 7.7% in the first quarter of Fiscal 2002, compared to 7.3% in the first quarter of Fiscal 2001 due to the decrease in net sales.

    Although we are continuing to develop new high capacity products, we expect research and development expenses to be at or slightly below prior period levels for the remainder of Fiscal 2002 due to the reduction in headcount.

Selling, General and Administrative

    In the first quarter of Fiscal 2002, selling, general and administrative expenses increased to $15.7 million from $14.6 million in the first quarter of Fiscal 2001. This increase was a result of higher depreciation and other costs attributable to purchases of enterprise-wide business systems. As a percentage of net sales, selling, general and administrative expenses increased to 20.5% in the first quarter of Fiscal 2002, compared to 16.8% in the comparable quarter of Fiscal 2001 due to a decrease in net sales combined with the $1.1 million increase in costs.

Restructuring Charges

    We announced a major restructuring program in the first quarter of Fiscal 2002 to address the lower demand level resulting from the current economic downturn. We recorded restructuring charges of $11.0 million, consisting of $5.7 million for employee severance and benefits, $4.4 million for facility-related costs (including $3.7 million for lease termination costs and $0.7 million for the loss on disposal of fixed assets) $0.5 million for legal costs and $0.4 million for the write off of goodwill. This restructuring charge was taken in the first quarter of Fiscal 2002 and included the consolidation of the Company's U.S. operations by relocating its Seattle, Washington manufacturing facility to its San Jose, California facility, as well as reductions in force worldwide. The Company reduced its headcount by approximately 318 employees, with reductions affecting all functional areas and affecting various locations.

Other Income (Expense)

    The decrease in interest income in the first quarter of Fiscal 2002 of $1.3 million, compared to the first quarter of Fiscal 2001, was primarily due to lower average cash balances. Other expense increased by $0.4 million in the first quarter of Fiscal 2002 compared to the first quarter of Fiscal 2001 primarily due to higher foreign exchange cover costs and foreign exchange losses.

    During the first quarter of Fiscal 2002, the Company recorded $8.3 million as an impairment loss. This loss consisted of $4.1 million related to our minority investments in non-marketable securities and a $4.2 million loss from investments in marketable securities. The Company determined that the recorded value for these certain investments exceeded their fair value and that these losses were other than temporary in nature.

Provision for Income Taxes

    In the first quarter of Fiscal 2002, we provided for income taxes to cover foreign subsidiaries that have generated taxable income, while recording no provision or benefit from U.S. operations due to the net loss for the period and anticipated future utilization of net operating loss carry forwards.

Liquidity And Capital Resources

    Net cash provided by operating activities in the first quarter of Fiscal 2002 was $0.5 million, compared to net cash used of $24.0 million in the first quarter of Fiscal 2001. The decrease in cash used for operations was primarily the result of a decrease in accounts receivable. Inventories increased by $27.4 million in the first quarter of Fiscal 2002 due to the rapid decline in customer demand and the inability to decrease inventory at the same rate as the decline in demand. Accounts receivable decreased $27.4 million during the first quarter of Fiscal 2002 due to collections from customers and decreased sales. Other accrued liabilities increased $7.7 million due to restructuring costs accrued.

    Purchases of property and equipment were $1.9 million in the first quarter of Fiscal 2002 compared to $5.5 million in the first quarter of Fiscal 2001. The planned decrease in capital expenditures was made in response to the economic slowdown.

    Proceeds from the sale of common stock were derived from the exercise of employee stock options and the employee stock purchase plan. On August 10, 2001, we raised an aggregate amount of approximately $70,874,988 from the sale of 7,927,851 shares of our common stock in a direct primary issuance of shares pursuant to our "shelf" Registration Statement on Form S-3 (File No. 333-50820) which became effective on December 7, 2000. We expect that these funds will be used for general corporate and working capital purposes. This sale of common stock will alleviate requirements for a recently announced Structured Term Equity Program (STEPSM) underwriting agreement with CIBC World Markets Corp. As such, post-effective amendment no. 1 for the shelf registration statement covering the STEP and related underwriting agreement will be withdrawn.

    At June 30, 2001, our principal sources of liquidity consisted of $36.5 million in cash and cash equivalents and short-term investments. However, depending on the growth of our business, we may require additional financing which may not be available to us in the required time frame on commercially reasonable terms, if at all. We believe that we have the financial resources needed to meet our business requirements for at least the next 12 months.

European Monetary Union

    In January 1999, a new currency called the "euro" was introduced in certain Economic and Monetary Union ("EMU") countries. During 2002, all EMU countries are expected to be operating with the euro as their single currency. Uncertainty exists as to the effect the euro currency will have on the marketplace. Additionally, all of the rules and regulations have not yet been defined and finalized by the European Commission with regard to the euro currency. We have assessed the effect the euro formation will have on our internal systems and the sale of our products. Our European sales and operating transactions are based primarily in U.S. dollars or U.K. pounds sterling, neither of which is subject to the euro conversion. While we have had some sales denominated in the European Currency Unit, this currency has been successfully converted in the market to the new European Monetary Unit at parity. In addition, we upgraded our internal computer systems to convert the European currencies to the euro. The cost of upgrading our systems in connection with the euro conversion was immaterial, and we believe our business, financial condition or results of operations will not be adversely affected by the upgrade.

Quantitative and Qualitative Disclosures about Market Risk

    The primary objective of our short-term investment activities is to preserve principal while at the same time maximize yields, without significantly increasing risk. Our short-term investments are for fixed interest rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have been immaterial. Investments are generally not held for more than one year. The average length of investments held at the end of the first quarter of Fiscal 2002 was 20 days and had an average yield of 4.14% per annum.

    We are exposed to equity price risks on the marketable portion of equity securities included in our portfolio of investments purchased for the promotion of business and strategic objectives. These investments are generally in companies in the telecommunications industry sector, many of which are small capitalization stocks. We typically do not attempt to reduce or eliminate our market exposure on these securities. A 20% adverse change in equity prices would result in an approximate $0.1 million decrease in the fair value of our available-for-sale securities as of the end of the first quarter of Fiscal 2002.

    As of June 30, 2001, unrealized losses on investments were $0.2 million, relating to our investment in Endwave Corporation. We consider this loss to be temporary in nature and accordingly this unrealized loss has been recorded in accumulated other comprehensive loss and the investment has been recorded at fair value on the balance sheet. However, during the first quarter of Fiscal 2002, the Company recorded an impairment loss of $8.3 million as described above.

    It is our policy not to enter into derivative financial instruments except for hedging of foreign currency exposures. We hedge certain portions of our exposure to foreign currency fluctuations through the use of forward foreign exchange contracts. We enter into forward foreign exchange contracts for purposes other than trading; however, we do not engage in any foreign currency speculation. Forward foreign exchange contracts represent agreements to buy or sell a specified amount of foreign currency at a specified price in the future. These contracts generally have maturities that do not exceed one year. At June 30, 2001, we had forward foreign exchange contracts to exchange various foreign currencies for U.S. dollars in the aggregate amount of $55.4 million, primarily in British pounds and the euro. We record changes in the fair value of the derivative instruments designated as cash flow hedges of forecasted non-U.S. dollar revenue in accumulated other comprehensive income (loss), until the transaction occurs. The unrealized loss at June 30, 2001 amounted to $0.4 million. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss to other income in the consolidated statement of operations at that time. Gains and losses associated with currency rate changes on forward foreign exchange contracts related to foreign currency-denominated assets and liabilities that are hedged are recorded currently in income as they offset corresponding gains and losses on the foreign currency-denominated assets and liabilities being hedged. We believe that the credit risk with respect to our forward foreign exchange contracts is minimal because we execute contracts with major financial institutions. Market risk with respect to forward foreign exchange contracts is offset by the corresponding exposure related to the underlying assets and liabilities.

    Although we actively hedge our exposure to foreign currency fluctuations, we have experienced some foreign exchange gains and losses to date, and expect to incur additional gains and losses in Fiscal 2002. We did engage in foreign currency hedging activities during the quarter ended June 30, 2001, as explained above, and intend to continue doing so as needed.

18

Factors That May Affect Future Financial Results

    The statements contained in this Quarterly Report on Form 10-Q concerning our future products, expenses, revenues, gross margins, liquidity and cash needs, as well as our plans and strategies, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. All statements, trend analyses and other information contained herein about the markets for our services and products and trends in revenue, as well as other statements identified by the use of forward-looking terminology, including "anticipate," "believe," "plan," "estimate," "expect," "goal" and "intend" or the negative of these terms or other similar expressions constitute forward-looking statements. These forward-looking statements are based on current expectations, and we assume no obligation to update this information. Numerous factors, including the risk factors discussed below, economic and competitive conditions, timing and volume of incoming orders, shipment volumes, product margins and foreign exchange rates, could cause actual results to differ materially from those described in these statements, and prospective investors and stockholders should carefully consider these factors set forth below and elsewhere in evaluating these forward-looking statements.

    The unpredictability of our quarter-to-quarter results may harm the trading price of our common stock.

    Our quarterly operating results may vary significantly in the future for a variety of reasons, many of which are outside of our control, and any of which may harm our business. These factors include:

  •
  volume and timing of product orders received and delivered during the quarter;

  •
  our ability and the ability of our key suppliers to respond to changes made by customers in their orders;

  •
  timing of new product introductions by us or our competitors;

  •
  changes in the mix of products sold by us;

  •
  cost and availability of components and subsystems;

  •
  downward pricing pressure on our products;

  •
  adoption of new technologies and industry standards;

  •
  competitive factors, including pricing, availability and demand for competing products;

  •
  ability of our customers to obtain financing to enable their purchase of our products;

  •
  fluctuations in foreign currency exchange rates;

  •
  regulatory developments; and

  •
  general economic conditions in the United States and internationally.

    Our quarterly results are difficult to predict and delays in product delivery or closing of a sale can cause revenues and net income to fluctuate significantly from anticipated levels. In addition, we may increase spending in response to competition or to pursue new market opportunities. Accordingly, we cannot assure you that we will be able to sustain profitability in the future, particularly on a quarter-to-quarter basis.

    We may experience difficulties and unanticipated costs in closing and relocating our operations in Seattle, Washington to our San Jose, California facility.

    In response to the severe economic downturn in the United States and our desire to reduce costs, on June 29, 2001 we announced plans to close and relocate our operations in Seattle, Washington to our San Jose, California facility. We currently anticipate that a majority of this consolidation will be completed by September 30, 2001. The closure and relocation of our Seattle facility will involve significant difficulties and challenges, including the retention of qualified personnel who will be able to continue specific product lines previously manufactured at our Seattle facility, the risk that our San Jose facility will be unable to accommodate the additional manufacturing and distribution demands resulting from the increased output transferred from our Seattle operations and the diversion of our management's attention during the consolidation process from our core business operations. We recorded a restructuring charge of $11.0 million in the first quarter of fiscal year 2002 in connection with the worldwide reductions in workforce and the closure and relocation of our Seattle facility. However, the costs relating to the closure and relocation of our Seattle facility may be greater than anticipated, and we may fail to allocate sufficient resources for the closure and relocation. Furthermore, we cannot assure you that the consolidation process will be successful or successfully completed in the second quarter of fiscal year 2002 or that the anticipated benefits of the consolidation, including improved productivity, elimination of redundant overhead costs and increased profitability, will be fully realized, if realized at all.

    Because a significant amount of our revenues comes from a few customers, the termination of any of these customer relationships may harm our business.

    Sales of our products are concentrated in a small number of customers. Although no one customer accounted for more than 10% of our net sales during fiscal year 2001, as of March 31, 2001, three of our customers accounted for 39% of our backlog and one of these customers accounted for 25% of our backlog as of March 31, 2001. In addition, for the quarter ended June 30, 2001, one of our customers accounted for 22% of our net sales for the quarter and 21% of our backlog as of June 30, 2001. The worldwide telecommunications industry is dominated by a small number of large corporations, and we expect that a significant portion of our future product sales will continue to be concentrated in a limited number of customers. In addition, our customers typically are not contractually obligated to purchase any quantity of products in any particular period and product sales to major customers have varied widely from period to period. In addition, as a result of the global tightening of the capital markets for the telecommunications and mobile cellular projects in the first half of 2001, the demand for our products and services has decreased and may continue to decrease. The loss of any existing customer, a significant reduction in the level of sales to any existing customer, or our inability to gain additional customers could result in significant revenue shortfalls. If these revenue shortfalls occur, our business, financial condition, and results of operations would be harmed.

    Due to our significant volume of international sales, we are susceptible to a number of political, economic and geographic risks that could harm our business if they occur.

    We are highly dependent on sales to customers outside the United States. During the fiscal years 1999, 2000 and 2001, sales to international customers accounted for 87%, 79% and 69% of our net sales, respectively. We expect that international sales will continue to account for the majority of our net product sales for the foreseeable future. As a result, the occurrence of any international political, economic or geographic events that adversely affects our business could result in significant revenue shortfalls. These revenue shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks and challenges of doing business internationally include:

  •
  unexpected changes in regulatory requirements;

  •
  fluctuations in foreign currency exchange rates;

  •
  imposition of tariffs and other barriers and restrictions;

  •
  management and operation of an enterprise spread over various countries;

  •
  burden of complying with a variety of foreign laws; and

  •
  general economic and geopolitical conditions, including inflation and trade relationships.

    Our average sales prices are declining, which is decreasing our gross profit margins.

    Currently, manufacturers of digital microwave telecommunications equipment are experiencing, and are likely to continue to experience, intense price pressure, which has resulted, and is expected to continue to result, in downward pricing pressure on our products. As a result, we have experienced, and expect to continue to experience, declining average sales prices for our products. Our future profitability is dependent upon our ability to improve manufacturing efficiencies, reduce costs of materials used in our products, and to continue to introduce new products and product enhancements. Our inability to respond to increased price competition will harm our business, financial condition and results of operations. Since our customers frequently negotiate supply arrangements far in advance of delivery dates, we must often commit to price reductions for our products before we are aware of how, or if, cost reductions can be obtained. As a result, current or future price reduction commitments could, and any inability by us to respond to increased price competition would, harm our business, financial condition and results of operations.

    Competition could harm our ability to maintain or improve our position in the market and could decrease our revenues.

    The wireless interconnection and access business is a specialized segment of the wireless telecommunications industry and is extremely competitive, and we expect that competition will increase. Many of our competitors have more extensive engineering, manufacturing and marketing capabilities and significantly greater financial, technical, and personnel resources than us. In addition, some of our competitors may have greater name recognition, broader product lines, a larger installed base of products and longer-standing customer relationships. Our existing and potential competitors include established and emerging companies, such as Alcatel, Ceragon Networks, L.M. Ericsson, Microwave Communications Division of Harris Corporation, NEC, Nera, Nokia, P-COM, Inc, Sagem AS, SIAE, Siemens AG, and Triton Network Systems, as well as several private companies currently in the startup stage. Some of our competitors have product lines that compete with ours, and are also original equipment manufacturers (OEMs) through which we market and sell our products. Some of our largest customers could internally develop the capability to manufacture products similar to those manufactured by us and, as a result, their demand for our products and services may decrease.

    We believe that our ability to compete successfully will depend on a number of factors both within and outside our control, including price, quality, availability, customer service and support, breadth of product line, product performance and features, rapid time-to-market delivery capabilities, reliability, timing of new product introductions by us, our customers and our competitors, and the ability of our customers to obtain financing. We cannot assure you that we will have the financial resources, technical expertise, or marketing, sales, distribution, and customer service and support capabilities to compete successfully.

    If we fail to manage our internal development or successfully integrate acquired businesses, we may not effectively manage our growth and our business may be harmed.

    Future growth of our operations depends, in part, on our ability to introduce new products and enhancements to existing products to meet the emerging trends in our industry. We have pursued, and will continue to pursue, growth opportunities through internal development, minority investments and acquisitions of complementary businesses and technologies. We are unable to predict whether and when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed and successfully integrated. Once integrated, acquired businesses may not achieve comparable levels of revenues, profitability or productivity as our existing business or otherwise perform as expected. Also, acquisitions may involve difficulties in the retention of personnel, diversion of management's attention, risks of our customers and customers of acquired businesses deferring purchase decisions as they evaluate the impact of the acquisition, unexpected legal liabilities, and tax and accounting issues. Our failure to manage growth effectively could harm our business, financial condition and results of operations.

    In addition, we compete for acquisition and expansion opportunities with many entities that have substantially greater resources than us. Furthermore, any acquisition we complete may encourage certain of our competitors to enter into additional business combinations, to accelerate product development, or to engage in aggressive price reductions or other competitive practices, thereby creating even more powerful or aggressive competitors.

    Because of intense competition for highly skilled personnel, we may not be able to recruit and retain qualified personnel.

    Due to the specialized nature of our business, our future performance is highly dependent upon the continued services of our key engineering personnel and executive officers, including Charles D. Kissner, who currently serves as our Chairman of the Board, and Sam Smookler, who currently serves as our Chief Executive Officer and President. The loss of any key personnel could harm our business. Our prospects depend upon our ability to attract and retain qualified engineering, manufacturing, marketing, sales and management personnel for our operations. Competition for personnel is intense and we may not be successful in attracting or retaining qualified personnel. The failure of any key employee to perform in his or her current position or our inability to attract and retain qualified personnel could harm our business and deter our ability to expand our business.

    Because of the severe economic downturn in the United States economy, and bankruptcies and financial difficulties in the competitive local exchange carrier business, the demand for our products and services may decrease.

    Due to the rapid and increasingly severe economic downturn in the United States, as well as, the global tightening of the capital markets for the telecommunications and mobile cellular projects in the first half of 2001, our business opportunities in the United States, Europe, Asia and other countries and geographic regions where we conduct business have diminished. To the extent that the economic downturn and the global tightening of the capital markets continue, the demand for our products and services will decrease further in these countries and geographical regions. Due in part to the economic downturn, we undertook a worldwide reduction in work force of approximately 30% and closed our Seattle, Washington facility, both in the first quarter of fiscal year 2002. In addition, the competitive local exchange carrier (CLEC) business in the United States accounted for approximately 25% of our total revenues in Fiscal 2001. Recently, several of our major customers in this market, such as Winstar and Teligent, declared Chapter 11 bankruptcy. Winstar and Teligent collectively accounted for 13% of our sales revenues for fiscal year 2001. As a result, we expect little, if any, business from the CLEC market in fiscal year 2002. This may result in a significant revenue decline in fiscal year 2002 as compared to fiscal year 2001.

    Financial difficulties confronting our customers expose us to increased credit risks and may decrease our revenues and profitability.

    Competitive local exchange carriers (CLECs), which comprise a significant segment of our customers, faced severe financial difficulties in fiscal year 2001. As a result, our revenues were exposed to greater risks related to customer credit than they have been in recent periods. For fiscal year 2001, we took a reserve against receivables of $22.0 million for receivables that we were unable to collect from CLECs in the United States. In future periods if the economic downturn continues, we may be forced to take additional reserves for customers, in addition to our CLEC customers, if they fail to pay. We cannot assure you that the measures we have in place to monitor and mitigate customer credit risks will accurately identify and evaluate potential credit risk and, as a result, we may fail to take adequate reserves.

    The global tightening of capital markets for the telecommunications and mobile cellular projects may result in inventory which we cannot sell or be required to sell at distressed prices.

    Many of our current and potential customers and customers of our current and potential customers require significant capital funding to finance their telecommunications and mobile cellular projects, which include the purchase of our products and services. Due to the current tight capital markets worldwide, available funding for these projects has been and may continue to be unavailable to some customers and thereby slow or halt the purchase of our products and services. This has resulted in excess inventories on hand and could result in additional excess inventories in the future. In the first quarter of fiscal year 2002, we recorded inventory valuation charges of $23.9 million for excess inventory and supplier commitments resulting from the reduction in our sales volume compared to the prior fiscal year. If funding continues to be unavailable to our customers or their customers, we may be forced to take additional reserves for excess inventory. We cannot assure you that we will be successful in matching our inventory purchases with anticipated shipment volumes. As a result, we may fail to control the amount of inventory on hand and may be forced to take unanticipated additional reserves. Such additional inventory reserves, if required, would decrease our profits.

    Lack of component availability or the inability of our subcontractors to perform, or our key suppliers to manufacture and deliver our products, could cause our products to be produced in an untimely or unsatisfactory manner.

    Our manufacturing operations are highly dependent upon the delivery of materials by outside suppliers in a timely manner. Also, we depend in part upon subcontractors to assemble major components and subsystems used in our products in a timely and satisfactory manner. We do not generally enter into long-term or volume purchase agreements with any of our suppliers, and we cannot assure you that such materials, components and subsystems will be available to us at such time and in quantities we require, if at all. In addition, due to the rapid and increasingly severe economic downturn, our suppliers have experienced and are continuing to experience various financial difficulties which may impact their ability to supply the materials, components and subsystems that we require. Our inability to develop alternative sources of supply quickly and on a cost-effective basis could materially impair our ability to manufacture and deliver our products to our customers in a timely manner. We cannot assure you that we will not experience material supply problems or component or subsystem delays in the future.

    If we are unable to protect our intellectual property rights adequately, we may be deprived of legal recourse against those who misappropriate our intellectual property.

    Our ability to compete will depend, in part, on our ability to obtain and enforce intellectual property protection for our technology in the United States and internationally. We currently rely upon a combination of trade secrets, patents and contractual rights to protect our intellectual property. In addition, we enter into confidentiality and invention assignment agreements with our employees, and enter into non-disclosure agreements with our suppliers and appropriate customers so as to limit access to and disclosure of our proprietary information. We cannot assure you that any steps taken by us will be adequate to deter misappropriation or impede independent third party development of similar technologies. In the event that such intellectual property arrangements are insufficient, our business, financial condition and results of operations could be harmed. Moreover, we have significant operations in the United Kingdom and New Zealand, and our business is highly dependent on sales to customers outside the United States. We cannot assure you that the protection provided to our intellectual property by the laws and courts of foreign nations will be substantially similar to the remedies available under United States law or that third parties will not assert infringement claims against us based on foreign intellectual property rights and laws that are different from those established in the United States.

    Defending against intellectual property infringement claims could be expensive and could disrupt our business.

    The wireless telecommunications industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in often protracted and expensive litigation. We may in the future be notified that we are infringing certain patent or other intellectual property rights of others. Such litigation or claim could result in substantial costs and diversion of resources. In the event of an adverse result of any such litigation, we could be required to pay substantial damages, cease the licensing of allegedly infringing technology or the sale of allegedly infringing products, expend significant resources to develop non-infringing technology or to obtain licenses for the infringing technology. We cannot assure you that we would be successful in developing such non-infringing technology or that any license for the infringing technology would be available to us on commercially reasonable terms, if at all.

    If sufficient radio frequency spectrum is not allocated for use by our products, and we fail to obtain regulatory approval for our products, our ability to market our products may be restricted.

    Radio communications are subject to regulation by United States and foreign laws and international treaties. Generally, our products must conform to a variety of United States and international requirements established to avoid interference among users of transmission frequencies and to permit interconnection of telecommunications equipment. Any delays in compliance with respect to our future products could delay the introduction of such productions.

    In addition, both in the United States and internationally, we are affected by the allocation and auction of the radio frequency spectrum by governmental authorities. Such governmental authorities may not allocate sufficient radio frequency spectrum for use by our products or we may not be successful in obtaining regulatory approval for our products from these authorities. Historically, in many developed countries, the unavailability of frequency spectrum has inhibited the growth of wireless telecommunications networks. In addition, to operate in a jurisdiction, we must obtain regulatory approval for our products. Each jurisdiction in which we market our products has its own regulations governing radio communications. Products that support emerging wireless telecommunications services can be marketed in a jurisdiction only if permitted by suitable frequency allocations, auctions and regulations, and the process of establishing new regulations is complex and lengthy.

    If we fail to maintain our relationships with original equipment manufacturers, our distribution channels could be harmed, which could cause our revenues to decrease.

    We have relationships with OEM base station suppliers and in selected countries we also market our products through independent agents and distributors. These relationships increase our ability to pursue the limited number of major contract awards each year. In addition, these relationships are intended to provide our customers with easier access to financing and to integrated systems providers with a variety of equipment and service capabilities. We may not be able to continue to maintain and develop these relationships or, if these relationships are developed, they may not be successful. Our inability to establish or maintain these distribution relationships could restrict our ability to market our products and thereby result in significant revenue shortfalls. If these revenue shortfalls occur, our business, financial condition or results of operations may be harmed.

    Increasing energy costs and power outages which currently impact companies in California may adversely affect our California facilities.

    We conduct most of our operations in California and rely on a continuous power supply to conduct operations. California's current energy crisis could substantially disrupt our operations and increase our expenses. California has recently implemented, and may in the future continue to implement, rolling blackouts throughout the state. If blackouts interrupt our power supply, we may be temporarily unable to continue operations at our California facilities. Any extended interruption in our ability to continue operations at our California facilities could delay the development of our products and disrupt communications with our customers, suppliers or manufacturing operations. Future interruptions could damage our reputation and could result in lost revenues, either of which could substantially harm our business and results of operations. Furthermore, shortages in wholesale electricity supplies have caused power prices to increase. If wholesale prices continue to increase, our operating expenses will likely increase and negatively affect our operating results.

    Our industry is volatile and subject to frequent changes, and we may not be able to respond effectively or in a timely manner to these changes.

    We participate in a highly volatile industry that is characterized by vigorous competition for market share and rapid technological development. These factors could result in aggressive pricing practices and growing competition both from start-up companies and from well-capitalized telecommunication systems providers, which, in turn, could decrease our revenues. In response to changes in our industry and market conditions, we may restructure our activities to more strategically realign our resources. This includes assessing whether we should consider disposing of or otherwise exiting businesses and reviewing the recoverability of our tangible and intangible assets. Any decision to limit investment in our tangible and intangible assets or to dispose of or otherwise exit businesses may result in the recording of accrued liabilities for special charges such as workforce reduction costs. Additionally, accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis of assets could change as a result of such assessments and decisions, and could harm our results of operations.

    Consolidation within the telecommunications industry and among suppliers could decrease our revenues.

    The telecommunications industry has experienced significant consolidation among its participants, and we expect this trend to continue. Some operators in this industry have experienced financial difficulty and have, or may, file for bankruptcy protection or are acquired by other operators. Other operators may merge and one or more of our competitors may supply products to such companies that have merged or will merge. This consolidation could result in purchasing decision delays by the merged companies and decrease opportunities for us to supply our products to the merged companies. We may also see similar consolidation among suppliers which may further decrease our opportunity to market and sell our products.

    If we fail to develop products that meet our customers' technical specifications on a timely basis, our business may be harmed.

    The existing and potential market for our products and technology are characterized by ever increasing performance requirements, evolving industry standards, rapid technological changes and product obsolescence. These characteristics lead to frequent new products and technology introductions and enhancements, shorter product life cycles and changes in customer demands. We cannot assure you that we will be successful in developing and marketing any of our products currently being developed, that we will not experience difficulties that could further delay or prevent the successful development, introduction and sale of future products, or that these products will adequately meet the requirements of the marketplace and achieve market acceptance.

    We may not successfully adapt to regulatory changes in our industry, which could significantly impact the operation of our business.

    The regulatory environment in which we operate is subject to change. Regulatory changes, which are affected by political, economic and technical factors, could significantly impact our operations by restricting development efforts by us and our customers, making current products and systems in the industry obsolete or increasing the opportunity for additional competition. Any such regulatory changes could harm our business, financial condition and results of operations. It may be necessary or advisable in the future to modify our products to operate in compliance with such regulations. Such modifications could be extremely expensive and time-consuming to complete.

    Our stock price may be volatile, which may lead to losses by investors and securities litigation.

    Announcements of developments related to our business, announcements by competitors, quarterly fluctuations in our financial results and general conditions in the telecommunications industry in which we compete, or the economies of the countries in which we do business and other factors could cause the price of our common stock to fluctuate, perhaps substantially. In addition, in recent years the stock market has experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. These factors and fluctuations could lower the market price of our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    For a description of our market risks, see page 17, "Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk."

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

    There are no material pending legal proceedings against us. We are, however, subject to legal proceedings and claims that arise in the normal course of our business.

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

    For a list of exhibits to this Quarterly Report on Form 10-Q, see the exhibit index located on page 28.

  (b)
  Reports on Form 8-K

    On July 16, 2001, we filed a current report on Form 8-K, dated June 21, 2001, reporting about the closure of our Seattle, Washington manufacturing facility and our preliminary earnings report for the first quarter of Fiscal 2002.

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
3.1	Restated Certificate of Incorporation, as amended in August 2000 (incorporated by reference to Exhibit 3.1 to the company's Quarterly Report on Form 10-Q filed on August 11, 2000).
3.2	Amended and Restated Bylaws, dated as of August 8, 2000 (incorporated by reference to Exhibit 3.2 to the company's Quarterly Report on Form 10-Q file November 13, 2000).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the company's Annual Report on Form 10-K filed June 29, 2001).
4.2
Amended and Restated Rights Agreement dated as of November 3, 1998 between the company and Mellon Shareholder Services, L.L.C., including the form of the Certificate of Designations for the Series A Junior Participating Stock (incorporated by reference to Exhibit 4.1 to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
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
10.17	DMC Stratex Networks, Inc. 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the company's Registration Statement on Form S-8 (File No. 333-80281)).

10.18
Form of Employment Agreement between the company and Paul A. Kennard, Sam Smookler and Carl A. Thomsen (incorporated by reference to Exhibit 10.33 to the company's Annual Report on Form 10-K for the year ended March 31, 1999).
10.19
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
10.21
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
21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 to the company's Annual Report on Form 10-K filed June 29, 2001).

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DMC STRATEX NETWORKS, INC.
Date: August 14, 2001	By:	/s/ CARL A. THOMSEN Carl A. Thomsen Senior Vice President, Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial Officer)

QuickLinks

DMC STRATEX NETWORKS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)
DMC STRATEX NETWORKS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)
DMC STRATEX NETWORKS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
DMC STRATEX NETWORKS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
PART II—OTHER INFORMATION
EXHIBIT INDEX
SIGNATURE