Form 10-Q
period 2001-09-30
DMC STRATEX NETWORKS INC
filed 2001-11-13
CIK 812703

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

                                                Yes ☒    No ☐

The number of outstanding shares of the Registrant’s common stock, par value $.01 per share, was 82,096,992 on  November 7, 2001.

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

DMC STRATEX NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2001	March 31, 2001
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$48,543	$25,963
Short-term investments	31,147	11,895
Accounts receivable, net	79,496	116,427
Inventories	76,628	92,863
Deferred tax asset	1,202	1,275
Other current assets	7,503	16,027
Total current assets	244,519	264,450

PROPERTY AND EQUIPMENT, NET	50,255	54,777
OTHER ASSETS	899	7,553
Total assets	$295,673	$326,780

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term borrowings	$1,297	$-
Accounts payable	40,006	50,653
Income taxes payable	1,251	816
Accrued liabilities	22,820	15,448
Total current liabilities	65,374	66,917

STOCKHOLDERS’ EQUITY:
Common stock and paid-in capital	455,543	383,275
Accumulated deficit	(212,840)	(110,283)
Accumulated other comprehensive loss	(12,404)	(13,129)
Total stockholders’ equity	230,299	259,863
Total liabilities and stockholders’ equity	$295,673	$326,780

See accompanying Notes to Condensed Consolidated Financial Statements.

DMC STRATEX NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2001	2000	2001	2000

Net sales	$60,898	$105,433	$137,582	$192,167
Cost of sales	49,134	72,110	105,671	128,333
Inventory valuation charges	39,360	-	63,304	-
Gross profit (loss)	(27,596)	33,323	(31,393)	63,834

Operating Expenses
Research and development	4,774	5,722	10,693	12,004
Selling, general and administrative	14,968	16,035	30,686	30,633
Restructuring and asset valuation charges	8,500	-	19,501	-
Total operating expenses	28,242	21,757	60,880	42,637

Operating income (loss)	(55,838)	11,566	(92,273)	21,197

Other income (expense):
Interest income	791	1,665	1,339	3,485
Interest expense	(30)	(13)	(52)	(29)
Other income (expense), net	(488)	(80)	(1,687)	(870)
Permanent impairment of investments	-	-	(8,339)	-

Income (loss) before provision for income taxes	(55,565)	13,138	(101,012)	23,783

Provision for income taxes	922	1,971	1,544	3,568
Net income (loss)	$(56,487)	$11,167	$(102,556)	$20,215

Basic earnings (loss) per share	$(0.72)	$0.15	$(1.35)	$0.28
Diluted earnings (loss) per share	$(0.72)	$0.15	$(1.35)	$0.26

Basic weighted average shares outstanding	78,477	73,441	76,209	73,128
Impact of diluted stock options and warrants	-	3,311	-	3,723
Diluted weighted average shares outstanding	78,477	76,752	76,209	76,851

See accompanying Notes to Condensed Consolidated Financial Statements.

DMC STRATEX NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$(102,556)	$20,215
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	9,704	8,406
Impairment loss	8,339	-
Non-cash restructuring expenses	2,105	-
Inventory valuation charges	63,116	-
Provision for uncollectible accounts	5,805	327
Provision for inventory reserves	1,249	902
Provision for warranty reserves	5,114	3,135
Changes in assets and liabilities
Decrease (increase) in accounts receivable	29,249	(31,591)
Increase in inventories	(40,829)	(41,674)
Increase in deferred tax assets	(594)	-
Decrease (increase) in other current assets	664	(2,454)
Decrease in other assets	1,193	-
Increase (decrease) in accounts payable	(13,051)	17,139
Increase in income tax payable	658	2,722
Increase (decrease) in accrued liabilities	2,276	(8,026)
Net cash used for operating activities	(27,558)	(30,899)

Cash flows from investing activities:
Purchase of short-term investments	(75,731)	(48,224)
Proceeds from maturity/sale of short term investments	55,868	65,717
Purchase of property and equipment	(5,072)	(11,007)
Minority Investments	-	(5,545)
Net cash provided by (used for) investing activities	(24,935)	941

Cash flows from financing activities:
Short-term borrowings	1,430	-
Payment of capital lease obligations	-	(113)
Proceeds from sales of Common Stock	72,298	7,206
Net cash provided by financing activities	73,728	7,093

Effect of exchange rate changes in cash	1,345	(862)

Net increase (decrease) in cash and cash equivalents	22,580	(23,727)
Cash and cash equivalents at beginning of period	25,963	58,339
Cash and cash equivalents at end of period	$48,543	$34,612

SUPPLEMENTAL DATA
Interest paid	$214	$52
Income taxes paid	$716	$813

See accompanying Notes to Condensed Consolidated Financial Statements.

DMC STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of DMC Stratex Networks, Inc. and its wholly-owned subsidiaries (the “Company”).  Intercompany accounts and transactions have been eliminated.  Certain prior years amounts have been reclassified to conform to current year presentation.

While the financial information furnished is unaudited, the financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet.  The results for interim periods are not necessarily indicative of the results for the entire year.  The condensed consolidated financial statements should be read in connection with the Company’s financial statements included in its annual report and Form 10-K for the fiscal year ended March 31, 2001, filed with the Securities and Exchange Commission on June 29, 2001.

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

INVESTMENTS

We invest our excess cash in high-quality marketable instruments to ensure that cash is readily available for use in our current operations. Accordingly, all of our marketable securities are classified as “available-for-sale” in accordance with the provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 115. At September 30, 2001, our available-for-sale securities had contractual maturities ranging from 1 day to 592 days, with a weighted average maturity of 59 days.

All investments are reported at fair market value with the related unrealized holding gains and losses reported as a component of accumulated other comprehensive loss. Unrealized holding losses of approximately $0.3 million were recorded on the portfolio as of September 30, 2001.  There were realized losses of approximately $0.5 million during the second quarter of Fiscal 2002. These losses are on the Company’s minority investments in non-marketable securities, included in other assets. The Company determined that the carrying value for these certain investments exceeded their fair value and that these losses were other than temporary in nature.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market, where cost includes material, labor and manufacturing overhead, net of applicable reserves.  Inventories consist of (in thousands):

	September 30, 2001	March 31, 2001
	(Unaudited)
Raw materials	$39,189	$46,295
Work in process	19,133	18,642
Finished goods	18,306	27,926
	$76,628	$92,863

Inventory valuation charges of $39.4 million were recorded for the three months ended September 30, 2001, which were for excess inventories not expected to be realized.

OTHER ASSETS

Included in other assets are minority investments and goodwill.  Goodwill has been amortized on a straight-line basis over the useful life ranging from five to ten years.  As of September 30, 2001, goodwill, gross of accumulated amortization, amounted to $1.8 million.  This goodwill was fully amortized as of September 30, 2001.  The minority investments were purchased for the promotion of business and strategic objectives.  Investments in marketable securities are reported at fair value with unrealized gains and losses recorded in accumulated other comprehensive loss.  Investments in non-marketable securities are recorded at the cost.  However, in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of,” we continually review these minority investments and goodwill to evaluate whether conditions have occurred that would suggest an impairment of carrying value.

SHORT-TERM BORROWINGS

                The Company’s short-term borrowing consists of a non-revolving credit line outstanding in Brazil. The credit line is for $2.9 million with a variable interest rate of monthly nominal inter-bank deposit rate plus 0.8%. The interest rate is compounded daily and the effective annual interest rate as of September 30, 2001 is 26.43%. The borrowings against the credit line are collateralized by the Company’s accounts receivable balance of one customer. As of September 30, 2001 the Company has borrowed $1.3 million against this credit line. The principal is due and payable by February 28, 2002.

ACCRUED LIABILITIES

                Accrued liabilities included the following (in thousands):

	September 30, 2001	March 31, 2001
	(Unaudited)
Customer deposits	$500	$886
Accrued payroll and benefits	2,995	3,989
Accrued commissions	859	1,246
Accrued warranty	4,596	4,788
Accrued restructuring	9,036	-
Other	4,834	4,539
	$22,820	$15,448

CURRENCY TRANSLATION

The functional currency of the Company's subsidiaries located in the United Kingdom and New Zealand is the U.S. dollar. Accordingly, all of the monetary assets and liabilities of these subsidiaries are remeasured into U.S. dollars at the current exchange rate as of the applicable balance sheet date, and all non-monetary assets and liabilities are remeasured at historical rates. Sales and expenses are remeasured at the average exchange rate prevailing during the period. Gains and losses resulting from the remeasurement of these subsidiaries' financial statements are included in the consolidated statements of operations.  The Company’s other international subsidiaries use their respective local currency as their functional currency.  Assets and liabilities of these subsidiaries are translated at the local current exchange rates in effect at the balance sheet date, and income and expense accounts are translated at the average exchange rates during the period.  The resulting translation adjustments are included in accumulated other comprehensive loss.

DERIVATIVE FINANCIAL INSTRUMENTS

Effective April 1, 2001, the Company adopted Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), which requires that all derivatives be recorded on the balance sheet at fair value.  Changes in the fair value of derivatives that do not qualify, or are not effective as hedges, must be recognized currently in earnings.

The Company continues its policy of hedging forecasted and actual foreign currency risk with forward contracts that generally expire within nine months.  Derivatives are employed to eliminate, reduce, or transfer selected foreign currency risks that can be confidently identified and quantified. Specifically, we hedge foreign currency risks relating to firmly committed backlog, open purchase orders and non-functional currency monetary assets and liabilities. At September 30, 2001, the Company had forward foreign exchange contracts to exchange various foreign currencies for U.S. dollars in the gross amount of $50.2 million. The amount of unrealized loss on these contracts at September 30, 2001 is $0.2 million. Derivatives hedging non-functional currency monetary assets and liabilities are recorded on the balance sheet at fair value and recognized currently in earnings.

The Company has from time to time Euro denominated firm backlog from customers in countries not participating in the Euro.  Under FAS 133, these contracts are treated as embedded derivatives with changes in fair value recognized in earnings.  As of September 30, 2001 the Company had $3.0 million in U.S. dollar equivalent Euro denominated backlog from customers in non-participating countries.

In accordance with FAS 133, hedges of anticipated transactions are designated and documented at inception as “cash flow hedges” and are evaluated for effectiveness, excluding time value, at least quarterly. The Company records effective changes in the fair value of derivative instruments designated as cash flow hedges of forecasted non-U.S. dollar sales and non-U.S. dollar purchases in accumulated other comprehensive income (“OCI”) until the transaction occurs, at which time the changes are reclassified to revenue and cost of sales, respectively.  All amounts accumulated in OCI at quarter end will be reclassified to earnings within the next 12 months.  Immaterial amounts were recognized in other income and expense for the second quarter of fiscal 2002 related to excluding time value from effectiveness testing and ineffectiveness resulting from forecasted transactions that did not occur.

The following table summarizes the activity in OCI, with regard to the effective changes in fair value of derivative instruments, for the first half of Fiscal 2002 (in thousands):

Six Months Ended September 30, 2001

Beginning balance	$-
Transition Adjustments	262
Net Changes	127
Reclassifications to Revenue:
From Transition Adjustments	27
From Current Period Transactions	174
Ending balance	$590

CONCENTRATION OF CREDIT RISK

Accounts receivable concentrated with certain customers primarily in the telecommunications industry and in certain geographic locations may subject the Company to concentration of credit risk. Three customers accounted for approximately 15%, 10% and 10% of net sales for the second quarter of Fiscal 2002, respectively. For the first half of Fiscal 2002, one customer accounted for 11% of net sales. Two customers accounted for approximately 15% and 11%, respectively of the total accounts receivable balance at the end of the second quarter of Fiscal 2002. No other customer accounted for more than 10% of the total accounts receivable balance at the end of the second quarter of Fiscal 2002.  The Company expects to collect most of these amounts during the third quarter of Fiscal 2002. However, $5.0 million of reserves for uncollectible accounts has been recorded for accounts receivable related to customers in Argentina and Russia in the second quarter of Fiscal 2002 and is shown as asset valuation charges on the income statement. In addition to sales in North America and Western Europe, the Company actively markets and sells products in Africa, Asia, Eastern Europe, the Middle East and South America.  The Company performs on-going credit evaluations of its customers’ financial conditions and generally requires no collateral, although sales to Asia, Eastern Europe and the Middle East are primarily paid through letters of credit.

REVENUE RECOGNITION

We recognize revenue pursuant to Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements” issued by the Securities and Exchange Commission.  Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed and determinable and (iv) collectibility is reasonably assured.

In accordance with SAB 101, revenues from product sales are recognized upon shipment, except when product sales are combined with significant post-shipment installation services provided over an extended period of time. Under this exception, revenue is deferred until such services have been performed. Revenue from product sales is net of third-party commissions and duty charges. Service revenue, which is 10.9% of net sales for the three months ended September 30, 2001 and less than 10% of net sales for the three months ended September 30, 2000, is recognized when the related services are performed.

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

 RESTRUCTURING AND ASSET VALUATION CHARGES

During the second quarter of Fiscal 2002 the Company recorded restructuring and asset valuation charges of $8.5 million, consisting of $5.0 million for uncollectible accounts receivable, $2.5 million for lease termination costs and $1.0 million for the loss on impairment of equipment. The restructuring charges related to the consolidation of the Company’s U.S. operations by relocating its Seattle, Washington manufacturing facility to its San Jose, California facility.

In the quarter ended June 30, 2001, the Company recorded restructuring charges of $11.0 million, consisting of $5.7 million for employee severance and benefits, $4.4 million for facility-related costs (including $3.7 million for lease termination costs and $0.7 million for the loss on disposal of fixed assets), $0.5 million for legal costs and $0.4 million for the write off of goodwill. This restructuring charge included the consolidation of the Company’s U.S. operations by relocating its Seattle, Washington manufacturing facility to its San Jose, California facility, as well as reductions in force worldwide. The Company reduced its headcount by approximately 320 employees in the first quarter of Fiscal 2002, with reductions affecting all functional areas and affecting various locations.

The components of the restructuring and asset valuation charges recorded in the first and second quarters of Fiscal 2002 are as follows (in millions):

	Three Months Ended June 30, 2001	Three Months Ended September 30, 2001	Six Months Ended September 30, 2001
Restructuring Charges:
Severance and Benefits	$5.7	$-	$5.7
Facilities and Other	5.3	3.5	8.8
Total Restructuring Charges	$11.0	$3.5	$14.5
Asset Valuation Charges	$-	$5.0	$5.0
Total Restructuring and Asset Valuation Charges	$11.0	$8.5	$19.5

The following table summarizes the balance of the restructuring accrual as of September 30, 2001 and the type and  amount of restructuring costs utilized during the second quarter of Fiscal 2002 (in million):

	Severance and Benefits	Facilities and Other	Total
Balance as of June 30, 2001	$4.8	$4.2	$9.0
Activities during the three months ended September 30, 2001:
Provision	-	3.5	3.5
Cash charges	(2.0)	(0.5)	(2.5)
Non-cash charges	-	(1.0)	(1.0)
Balance as of September 30, 2001	$2.8	$6.2	$9.0

Total cash outlay for the restructuring charges is expected to be $12.4 million. The remaining $7.1 million of restructuring and asset valuation charges are non-cash charges related to the write-off of receivables, goodwill and the loss on impairment of equipment. The Company expects all the cash charges of restructuring to be paid out during Fiscal 2002 with the exception of severance and benefits costs of approximately $0.1 million, which will be paid off in Fiscal 2003 and vacated building lease obligations of $5.2 million, which are expected to be paid off over the next ten years.

COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income,” which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The following table reconciles comprehensive income under the provisions of SFAS 130 (in thousands) for:

	Three Months Ended September 30,		Six Months Ended September 30,
	2001	2000	2001	2000

Net income (loss)	$(56,487)	$11,167	$(102,556)	$20,215
Other comprehensive income(loss) net of tax:
Unrealized currency gain (loss)	(983)	(5,026)	(1,904)	(6,059)
Unrealized holding gain (loss)on investments	(59)	(306)	2,629	(1,539)
Comprehensive income (loss)	$(57,529)	$5,835	$(101,831)	$12,617

OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

The Company is organized into two operating segments: products and services.  The Company’s Chief Executive Officer has been identified as the Chief Operating Decision-Maker as defined by Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information.” Resources are allocated to each of these segments using information on their revenues and operating profits before interest and taxes.

The products operating segment includes the Altium, DXR, SPECTRUM II and XP4 digital microwave systems for digital transmission markets. The Company designs, develops, and manufactures these products in San Jose, California, Wellington, New Zealand and Campinas, Brazil. Prior to June 30, 2001, the Company designed, developed and manufactured the XP4 family of products in Seattle, Washington. The services operating segment includes, without limitation, installation, repair, network design, path surveys, integration and other services.  The Company maintains regional service centers in San Jose, California; Lanarkshire, Scotland; and Clark Field, Pampanga, Philippines.   Three customers accounted for approximately 15%, 10% and 10% of net sales for the second quarter of Fiscal 2002, respectively. For the first half of Fiscal 2002, one customer accounted for 11% of net sales.

The following table sets forth revenues and operating income (loss) by operating segments (in thousands) for:

	Three Months Ended September 30,		Six Months Ended September 30,
	2001	2000	2001	2000

Products:
Revenues	$54,248	$97,463	$124,273	$177,773
Operating income (loss)	(56,755)	11,786	(94,088)	20,845

Services:
Revenues	6,650	7,970	13,309	14,394
Operating income (loss)	917	(220)	1,815	352

Total:
Revenues	$60,898	$105,433	$137,582	$192,167
Operating income (loss)	(55,838)	11,566	(92,273)	21,197

The following table sets forth revenues from unaffiliated customers by product (in thousands) for:

	Three Months Ended September 30,		Six Months Ended September 30,
	2001	2000	2001	2000

Altium	$15,837	$23,068	$35,472	$46,818
DXR	8,174	8,843	16,442	19,041
SPECTRUM II	9,504	29,543	28,886	54,174
XP4	20,348	34,009	42,766	53,939
Other Products	385	2,000	707	3,801
Total Products	54,248	97,463	124,273	177,773
Total Services	6,650	7,970	13,309	14,394
Total Revenues	$60,898	$105,433	$137,582	$192,167

The following table sets forth revenues from unaffiliated customers by geographic region (in thousands) for:

	Three Months Ended September 30,		Six Months Ended September 30,
	2001	2000	2001	2000

Africa	$11,367	$6,159	$14,919	$10,034
Brazil	10,071	1,131	15,843	1,444
China	5,983	8,308	25,897	11,569
Europe/Middle East	13,630	23,506	38,799	50,026
Mexico	2,636	12,176	6,932	37,994
United States	4,678	34,967	10,466	49,093
Other Americas	4,397	9,081	10,490	15,355
Other Asia/Pacific	8,136	10,105	14,236	16,652
Total Revenue	$60,898	$105,433	$137,582	$192,167

Long-lived assets by country and consisting of net property and equipment was as follows (in thousands):

	September 30, 2001	March 31, 2001
	(Unaudited)
United States	$25,995	$33,127
United Kingdom	17,799	15,490
Other foreign countries	6,461	6,160
Total property and equipment, net	$50,255	$54,777

SUBSEQUENT EVENTS

In October 2001, the Company implemented an additional restructuring program and reduced the workforce by approximately 85 employees, including temporary employees, with reductions affecting all functional areas and affecting various locations. These restructuring charges will occur in the third quarter of Fiscal 2002.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ contains trend analyses and other forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical concerning our future products, expenses, revenues, gross margins, liquidity and cash needs, as well as our plans and strategies, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Such forward-looking statements include statements relating to collection of our accounts receivable, sales of our Spectrum II product, occurrences of restructuring charges, selling, general and administrative expenses, research and development expenses cash charges for restructuring, the need for additional financing, use of proceeds from the sale of our common stock, the cost of upgrading our systems in connection with the euro conversion and foreign currency hedging activities. All statements, trend analyses and other information contained herein about the markets for our services and products and trends in revenue, as well as other statements identified by the use of forward-looking terminology, including  ‘‘anticipate,’’ ‘‘believe,’’ ‘‘plan,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘goal’’ and ‘‘intend’’ or the negative of these terms or other similar expressions constitute forward-looking statements.  These forward-looking statements are based on current expectations, and we assume no obligation to update this information.  Numerous factors, including the risk factors discussed below, economic and competitive conditions, timing and volume of incoming orders, shipment volumes, product margins and foreign exchange rates, could cause actual results to differ materially from those described in these statements, and prospective investors and stockholders should carefully consider these factors set forth elsewhere herein, including those contained in the section, “Factors That May Affect Future Financial Results,” beginning on page 24, in evaluating these forward-looking statements.

Results of Operations

The following table sets forth the percentage relationships of certain items from our condensed consolidated statements of operations as percentages of net sales:

	Three Months Ended September 30,		Six Months Ended September 30,
	2001	2000	2001	2000

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	80.7	-	76.8	-
Inventory valuation charges	64.6	68.4	46.0	66.8
Gross profit (loss)	(45.3)	31.6	(22.8)	33.2

Research and development	7.8	5.4	7.8	6.3
Selling, general and administrative	24.6	15.2	22.3	15.9
Restructuring and asset valuation charges	14.0	-	14.2	-
Operating income (loss)	(91.7)	11.0	(67.1)	11.0

Interest income	1.3	1.6	1.0	1.9
Interest expense	0.1	-	-	-
Other income (expense), net	(0.8)	(0.1)	(1.2)	(0.5)
Impairment of investments	-	-	(6.1)	-

Income (loss) before provision for income taxes	(91.3)	12.5	(73.4)	12.4

Provision for income taxes	1.5	1.9	1.1	1.9

Net income (loss)	(92.8)%	10.6%	(74.5)%	10.5%

Net Sales

Net sales for the second quarter of Fiscal 2002 decreased to $60.9million, compared to $105.4 million reported in the second quarter of Fiscal 2001. This decrease is due primarily to continued weakness of the global economy, general ongoing restrictions on capital spending in the telecommunications and mobile cellular market and decreased sales to competitive local exchange carriers (CLECs) in the United States, a few of which have filed for Chapter 11 bankruptcy protection. Compared to the second quarter of Fiscal 2001, revenues of all product lines have decreased significantly, with exception of the DXR product line, which remained fairly constant. Net sales of our Spectrum II product line decreased to $9.5 million in the second quarter of Fiscal 2002 from $29.5 million in the comparable quarter of Fiscal 2001, primarily due to the product continuing towards its planned end of life. We expect sales of our Spectrum II product will continue to decline in absolute dollars. Our Altium product line net sales decreased  to $15.8 million in the second quarter of Fiscal 2002, from $23.1 million in the comparable quarter of Fiscal 2001. Our XP4 product line net sales decreased to $20.3 million in the second quarter of Fiscal 2002, from $34.0 million in the comparable quarter of Fiscal 2001. Net sales to U.S. customers were $4.7 million in the second quarter of Fiscal 2002, compared to $35.0 million in the second quarter of Fiscal 2001 due to decreased sales to CLECs. Net sales to Mexico decreased to $2.6 million in the second quarter of Fiscal 2002, compared to $12.2 million in the second quarter of Fiscal 2001 primarily due to a decrease in capital expenditures by our customers in that region. Net sales to Brazil increased significantly to $10.1 million in the second quarter of Fiscal 2002 from $1.1 million in the second quarter of Fiscal 2001, primarily due to sales to a new customer in Brazil. Net sales to Europe and Middle East region decreased to $13.6 million in the second quarter of Fiscal 2002 from $23.5 million in the second quarter of Fiscal 2001 due to the global economic downturn. Net sales to Africa increased significantly to $11.4 million in the second quarter of Fiscal 2002 from $6.2 million in the second quarter on Fiscal 2001, primarily due to our securing a number of large projects in Central Africa. Service revenue was $6.7 million in the second quarter of Fiscal 2002, compared to $8.0 million in the second quarter of Fiscal 2001 primarily due to lower overall product revenue and related installation projects.

Net sales for the first half of Fiscal 2002 were $137.6 million, compared to $192.2 million reported in the first half of Fiscal 2001 due to continued weakness of the global economy and ongoing restrictions over capital spending in the telecommunications and mobile cellular market. The decrease in net sales was primarily due to decreased sales of our Altium, XP4 and Spectrum II product lines, because of the reasons described above. Sales to U.S. customers decreased to $10.5 million in the first half of Fiscal 2002 compared to $49.1 million in the first half of Fiscal 2001 due to the reasons described above. However, sales to customers in Brazil increased to $15.8 million in the first half of Fiscal 2002 from $1.4 million in first half of Fiscal 2001 due to sales to a new customer there. Net sales to Mexico decreased to $6.9 million in the first half of Fiscal 2002, compared to $38.0 million in the first half of Fiscal 2001 due to a decrease in capital expenditures by our customers in that region. We experienced sales declines in the Europe and Middle East region to $38.8 million in the first half of Fiscal 2002 from $50.0 million in the first half of Fiscal 2001 due to the global economic downturn. Net sales to China increased significantly to $25.9 million in the first half of Fiscal 2002 compared to $11.6 million in the first half of Fiscal 2001 due to increased capacity availability in the first half of Fiscal 2002, to fulfill backlog of China orders, as a result of lower overall sales in other regions. For the quarter ended September 30, 2001, three of our customers accounted for 15%, 10% and 10% of our net sales for the quarter, respectively and one customer accounted for 20% of our backlog as of September 30, 2001. For the first half of Fiscal 2002, one customer accounted for 11% of the net sales.

During the second quarter of Fiscal 2002, we received $61.1 million in new orders shippable over the next 12 months, compared to $132.5 million in the second quarter of Fiscal 2001, representing a decrease of 54%. During the first half of Fiscal 2002 we received $142.2 million in new orders shippable over the next 12 months, compared to $258.5 million in first half of Fiscal 2001, representing a decrease of 45%. The backlog at September 30, 2001 was $123.0 million compared to $160.3 million at March 31, 2001.

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

Gross Profit

Gross profit as a percentage of net sales, before inventory valuation charges, decreased to 19.3% in the second quarter of Fiscal 2002, compared to a gross profit of 31.6% in the second quarter of Fiscal 2001 due to lower capacity utilization resulting from lower revenues and transition costs associated with the closure and relocation of our Seattle, Washington facility. Our gross profit percentage was further reduced to (45.3)% due to inventory valuation charges of $39.4 million taken in the second quarter of Fiscal 2002 for excess inventories based upon a detailed evaluation of inventory on hand and currently forecasted requirements.

Gross profit as a percentage of net sales, before inventory valuation charges, decreased to 23.2% in the first half of Fiscal 2002 compared to 33.2 % in the first half of Fiscal 2001.  This decrease was primarily due to reasons mentioned above. Gross profit percentage was further reduced to (22.8)% due to inventory valuation charges of  $63.3 million taken in the first half of Fiscal 2002 for excess inventories based upon a detailed evaluation of inventory on hand and currently forecasted requirements.

Research and Development

In the second quarter of Fiscal 2002, research and development expenses decreased to $4.8 million from $5.7 million in the second quarter of Fiscal 2001.  This decrease was primarily due to closing down of our Seattle, Washington operations.  As a percentage of net sales, research and development expenses increased to 7.8% in the second quarter of Fiscal 2002, compared to 5.4% in the second quarter of Fiscal 2001 due to the decrease in net sales.

We expect research and development expenses to continue to decline during the remainder of Fiscal 2002 due to the closure of our Seattle, Washington operations.

In the first half of Fiscal year 2002, research and development expenses decreased to $10.7 million from $12.0 million in the first half of Fiscal 2001 due to closure of our Seattle, Washington operations. As a percentage of net sales, research and development expenses increased to 7.8% in the first half of Fiscal 2002, compared to 6.3% in the first half of Fiscal 2001 due to the decrease in net sales.

Selling, General and Administrative

In the second quarter of Fiscal 2002, selling, general and administrative expenses decreased to $15.0 million from $16.0 million in the first quarter of Fiscal 2001. This decrease was a result of reduction of workforce and other cost reduction measures that were taken in the first quarter of Fiscal 2002. As a percentage of net sales, selling, general and administrative expenses increased to 24.6% in the second quarter of Fiscal 2002, compared to 15.2 % in the comparable quarter of Fiscal 2001 primarily because the rate of the decrease in net sales exceeded the rate of the decrease of selling, general and administrative expenses in absolute dollars. We expect our selling, general and administrative expenses will continue to decrease as a result of a continued reduction in workforce and cost reductions.

Selling, general and administrative expenses in the first half of Fiscal 2002 remained fairly constant at $30.7 million compared to $30.6 million in the first half of Fiscal 2001. As a percentage of net sales, selling, general and administrative expenses increased to 22.3% in the first half of Fiscal 2002, compared to 15.9% in the first half of Fiscal 2001 primarily due to a decrease in net sales.

Restructuring and Asset Valuation Charges

During the second quarter of Fiscal 2002 we recorded restructuring and asset valuation charges of $8.5 million, consisting of $5.0 million for uncollectible accounts receivable, $2.5 million for lease termination costs and $1.0 million for the loss on impairment of equipment. The restructuring charges related to the consolidation of our U.S. operations by relocating our Seattle, Washington manufacturing facility to our San Jose, California facility.

In the quarter ended June 30, 2001, we recorded restructuring charges of $11.0 million, consisting of $5.7 million for employee severance and benefits, $4.4 million for facility-related costs (including $3.7 million for lease termination costs and $0.7 million for the loss on disposal of fixed assets), $0.5 million for legal costs and $0.4 million for the write off of goodwill. This restructuring charge included the consolidation of our U.S. operations by relocating our Seattle, Washington manufacturing facility to our San Jose, California facility, as well as reductions in workforce worldwide. We reduced our headcount by approximately 320 employees in the first quarter of Fiscal 2002, with reductions affecting all functional areas and affecting various locations.

Total cash outlay for the restructuring charges is expected to be $12.4 million. The remaining $7.1 million of restructuring and asset valuation charges are non-cash charges related to the write-off of receivables, goodwill and the loss on impairment of equipment. We expect all the cash charges of restructuring to be paid out during Fiscal 2002 with the exception of severance and benefits costs of approximately $0.1 million, which will be paid off in Fiscal 2003 and vacated building lease obligations of $5.2 million, which are expected to be paid off over the next ten years.

In October 2001, we implemented an additional restructuring program and reduced the workforce by approximately 85 employees, including temporary employees, with reductions affecting all functional areas and affecting various locations. These restructuring charges will occur in the third quarter of Fiscal 2002.

Other Income (Expense)

Interest income decreased to $0.8 million in the second quarter of Fiscal 2002 from $1.7 million in the second quarter of Fiscal 2001, primarily due to lower average cash balances and lower interest rates as compared to the second quarter of Fiscal 2001.

In the first half of Fiscal 2002, interest income decreased to $1.3 million from $3.5 million in the first half of Fiscal 2001 primarily due to lower average cash balances and lower interest rates as compared to first half of Fiscal 2001. During the first half of Fiscal 2002, we recorded $8.3 million as an impairment loss.  This loss consisted of $4.1 million related to our minority investments in non-marketable securities and a $4.2 million loss from investments in marketable securities. We determined that the carrying value for these certain investments exceeded their fair value and that these losses were other than temporary in nature.

Provision for Income Taxes

In the second quarter of Fiscal 2002, we provided for income taxes to cover foreign subsidiaries that have generated taxable income, while recording no provision or benefit from U.S. operations due to the net loss for the period. We continue to provide a 100% valuation allowance for our deferred tax assets related to our U.S. operations.

Liquidity And Capital Resources

Net cash used for operating activities in the first half of Fiscal 2002 was $25.6 million, compared to net cash used for operating activities of $30.9 million in the first half of Fiscal 2001. The decrease in cash used for operating activities was primarily the result of a decrease in accounts receivable.  Accounts receivable decreased by $29.2 million during the first half of Fiscal 2002 due to collections from customers and decreased sales.  Inventories increased by $40.8 million in the first half of Fiscal 2002 due to the decrease in sales and the inability to decrease inventory at the same rate as the decline in demand. Accounts payable decreased by $13.1 million in the first half of Fiscal 2002 due to a decrease in the purchase volume of inventory in the first half of Fiscal 2002. Other accrued liabilities increased $2.3 million in the first half of Fiscal 2002 as compared to a decrease of $8.0 million in the same period of Fiscal 2001 due to restructuring costs accrued.

Purchases of property and equipment were $5.1 million in the first half of Fiscal 2002 compared to $11.0 million in the first half of Fiscal 2001. The planned decrease in capital expenditures was made in response to an overall slowdown in the global economy.

Cash provided by financing activities was mainly from proceeds from the sale of our common stock to two existing shareholders. On August 10, 2001, we raised an aggregate amount of approximately $70.9 million from the sale of 7,927,851 shares of our common stock in a direct primary issuance of shares in an offering registered with the Securities and Exchange Commission pursuant to our “shelf” Registration Statement on Form S-3 (File No. 333-50820), which became effective on December 7, 2000.  We expect that these funds will be used for general corporate and working capital purposes.  This sale of common stock will alleviate requirements for a Structured Term Equity Program (STEPSM) underwriting agreement with CIBC World Markets Corp announced on July 20, 2001.  As such, post-effective Amendment No. 1 to the Shelf Registration Statement covering the STEP and related underwriting agreement has been withdrawn, effective August 14, 2001. The remaining proceeds from the sale of common stock were derived from the exercise of employee stock options and the employee stock purchase plan.

Short-term borrowing is a non-revolving credit line outstanding in Brazil. The credit line is for $2.9 million with a variable interest rate of monthly nominal inter-bank deposit rate plus 0.8%. The interest rate is compounded daily and the effective annual interest rate as of September 30, 2001 is 26.43%. The borrowings against the credit line are collateralized by the Company’s accounts receivable balance of one customer. As of September 30, 2001 the Company has borrowed $1.3 million against this credit line. The principal is due and payable by February 28, 2002.

At September 30, 2001, our principal sources of liquidity consisted of $79.7 million in cash and cash equivalents and short-term investments.  However, depending on the growth of our business, we may require additional financing which may not be available to us in the required time frame on commercially reasonable terms, if at all. We believe that we have the financial resources needed to meet our business requirements for at least the next 12 months.

European Monetary Union

In January 1999, a new currency called the “euro” was introduced in certain Economic and Monetary Union (“EMU”) countries. During 2002, all EMU countries are expected to be operating with the euro as their single currency. Uncertainty exists as to the effect the euro currency will have on the marketplace. Additionally, all of the rules and regulations have not yet been defined and finalized by the European Commission with regard to the euro currency. We have assessed the effect the euro conversion has had and is expected to have on our internal systems and the sale of our products. Although our European sales and operating transactions are generally based primarily in U.S. dollars or U.K. pounds sterling, neither of which is subject to the euro conversion, we have recorded and successfully received payment for sales denominated in the euro. In addition, we have upgraded our internal computer systems to convert the European currencies to the euro and record these transactions in euros. The cost of upgrading our systems in connection with the euro conversion was immaterial, and we believe our business, financial condition or results of operations will not be adversely affected by the upgrade.

Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our short-term investment activities is to preserve principal while at the same time maximize yields, without significantly increasing risk.  Our short-term investments are for fixed interest rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity.  Actual gains and losses due to the sale of our investments prior to maturity have been immaterial.  Investments are generally not held for more than one year. The average length of investments held at the end of the second quarter of Fiscal 2002 was 59 days and had an average yield of 3.46 % per annum.

We are exposed to equity price risks on the marketable portion of equity securities included in our portfolio of investments purchased for the promotion of business and strategic objectives.  These investments are generally in companies in the telecommunications industry sector, many of which are small capitalization stocks.  We typically do not attempt to reduce or eliminate our market exposure on these securities. A 20% adverse change in equity prices would result in an approximate $0.1 million decrease in the fair value of our available-for-sale securities as of the end of the second quarter of Fiscal 2002.

As of September 30, 2001, unrealized losses on investments were $0.3 million, relating to our investment in Endwave Corporation.  We consider this loss to be temporary in nature and accordingly this unrealized loss has been recorded in accumulated other comprehensive loss and the investment has been recorded at fair value on our balance sheet.

We routinely use forward exchange contracts to hedge our net exposures, by currency, related to the monetary assets and liabilities of our operations denominated in non-functional currencies. In addition, we enter into forward exchange contracts to establish with certainty the U.S. dollar amount of future firm commitments denominated in a foreign currency. The primary business objective of this hedging program is to minimize the gains and losses resulting from exchange rate changes. At September 30, 2001 and 2000, we held forward contracts in the aggregate amount of $50.2 million and $46.7 million, respectively, primarily in British pounds, Australian dollars, New Zealand dollars and Euro. The amount of unrealized loss on these contracts at September 30, 2001 is $0.2 million.

Given our foreign exchange position, a 10% adverse change in foreign exchange rates upon which these foreign exchange contracts are based would result in exchange gains and losses. In all material aspects, these exchange gains and losses would be fully offset by exchange gains and losses on the underlying net monetary exposures and firm commitments for which the contracts are designated as hedges. We do not expect material exchange rate gains and losses from unhedged foreign currency exposures.

We do not enter into foreign currency transactions for trading or speculative purposes.  We attempt to limit our exposure to credit risk by executing foreign contracts with high-quality financial institutions. A discussion of our accounting policies for derivative financial instruments is included in the notes to the financial statements.

Factors That May Affect Future Financial Results

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

Sales of our products are concentrated in a small number of customers. For the quarter ended September 30, 2001, three customers accounted for 35% of our net sales. In addition, three of our customers accounted for 36% of our backlog and one of these customers accounted for 20% of our backlog as of September 30, 2001. For the first half of Fiscal 2002, one customer accounted for 11% of the net sales. The worldwide telecommunications industry is dominated by a small number of large corporations, and we expect that a significant portion of our future product sales will continue to be concentrated in a limited number of customers. In addition, our customers typically are not contractually obligated to purchase any quantity of products in any particular period and product sales to major customers have varied widely from period to period. In addition, as a result of the global tightening of the capital markets for the telecommunications and mobile cellular projects in the first nine months of calendar 2001, the demand for our products and services has decreased and may continue to decrease. The loss of any existing customer, a significant reduction in the level of sales to any existing customer, or our inability to gain additional customers could result in further declines in our revenues. If these revenue declines occur, our business, financial condition, and results of operations would be harmed.

Due to our significant volume of international sales, we are susceptible to a number of political, economic and geographic risks that could harm our business if they occur.

We are highly dependent on sales to customers outside the United States. During the fiscal years 1999, 2000 and 2001, sales to international customers accounted for 87%, 79% and 69% of our net sales, respectively. Sales to international customers for the first half of Fiscal 2002 accounted for 92% of our net sales. We expect that international sales will continue to account for the majority of our net product sales for the foreseeable future. As a result, the occurrence of any international, political, economic or geographic events that adversely affects our business could result in significant revenue shortfalls. These revenue shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks and challenges of doing business internationally include:

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

Currently, manufacturers of digital microwave telecommunications equipment are experiencing, and are likely to continue to experience, on-going price pressure, which has resulted, and is expected to continue to result, in downward pricing pressure on our products. As a result, we have experienced, and expect to continue to experience, declining average sales prices for our products. Our future profitability is dependent upon our ability to improve manufacturing efficiencies, reduce costs of materials used in our products, and to continue to introduce new products and product enhancements. Our inability to respond to increased price competition will harm our business, financial condition and results of operations. Since our customers frequently negotiate supply arrangements far in advance of delivery dates, we must often commit to price reductions for our products before we are aware of how, or if, cost reductions can be obtained. As a result, current or future price reduction commitments could, and any inability by us to respond to increased price competition would, harm our business, financial condition and results of operations.

Competition could harm our ability to maintain or improve our position in the market and could decrease our revenues.

The wireless interconnection and access business is a specialized segment of the wireless telecommunications industry and is extremely competitive, and we expect that competition will increase. Many of our competitors have more extensive engineering, manufacturing and marketing capabilities and significantly greater financial, technical, and personnel resources than us. In addition, some of our competitors may have greater name recognition, broader product lines, a larger installed base of products and longer–standing customer relationships. Our existing and potential competitors include established and emerging companies, such as Alcatel, Ceragon Networks, L.M. Ericsson, Microwave Communications Division of Harris Corporation, NEC, Nera, Nokia, P-COM, Inc, Sagem AS, SIAE, Siemens AG, as well as several private companies currently in the startup stage. Some of our competitors have product lines that compete with ours, and are also original equipment manufacturers (OEMs) through which we market and sell our products. Some of our largest customers could internally develop the capability to manufacture products similar to those manufactured by us and, as a result, their demand for our products and services may decrease.

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

Due to the specialized nature of our business, our future performance is highly dependent upon the continued services of our key engineering personnel and executive officers, including Charles D. Kissner, who currently serves as our Chief Executive Officer and Chairman of the Board. The loss of any key personnel could harm our business. Our prospects depend upon our ability to attract and retain qualified engineering, manufacturing, marketing, sales and management personnel for our operations. Competition for personnel is intense and we may not be successful in attracting or retaining qualified personnel. The failure of any key employee to perform in his or her current position or our inability to attract and retain qualified personnel could harm our business and deter our ability to expand our business.

Because of the severe economic downturn in the United States economy, and bankruptcies and financial difficulties in the competitive local exchange carrier business, the demand for our products and services may decrease.

Due to the rapid and increasingly severe economic downturn in the United States, as well as, the global tightening of the capital markets for the telecommunications and mobile cellular projects in the first nine months of calendar 2001, our business opportunities in the United States, Europe, Asia and other countries and geographic regions where we conduct business have diminished. To the extent that the economic downturn and the global tightening of the capital markets continue, the demand for our products and services will decrease further in these countries and geographical regions. In addition, the terrorist attack of September 11, 2001, the subsequent military response by the United States and future events occurring in response to or in connection with the attacks may negatively impact the economy in general.  In particular, the negative impacts of these events may affect the wireless telecommunications industry and competitive local exchange carriers (CLECs), which comprise a significant segment of our customers. This would result in our customers delaying or canceling the purchase of our products, which would have a significant negative impact on our revenues. Due in part to the economic downturn, we undertook a worldwide reduction in work force of approximately 30% and closed our Seattle, Washington facility in the first half of Fiscal 2002. In addition, we have announced a reduction in workforce of approximately 10% in the third quarter of Fiscal 2002. In addition, the CLEC business in the United States accounted for approximately 25% of our total revenues in Fiscal 2001. Several of our major customers in this market, including Winstar and Teligent, filed for protection under Chapter 11 of the U.S Bankruptcy Code. Winstar and Teligent collectively accounted for 13% of our net sales for Fiscal 2001. As a result, we expect little, if any, business from the CLEC market in Fiscal 2002. This will result in a significant revenue decline in Fiscal 2002 as compared to Fiscal 2001.

Financial difficulties confronting our customers expose us to increased credit risks and may decrease our revenues and profitability.

 CLECs which comprised a significant segment of our customers, faced severe financial difficulties in Fiscal 2001. As a result, our revenues were exposed to greater risks related to customer credit than they have been in recent periods. For Fiscal 2001, we recorded a reserve against receivables of $22.0 million for receivables that we were unable to collect from CLECs in the United States. In the second quarter of Fiscal 2002, we recorded an asset valuation charge of $5.0 million against some of our accounts receivable in Argentina and Russia. If the economic downturn continues, we may be forced to take additional reserves for receivables, if our customers fail to make payments.

The global tightening of capital markets for the telecommunications and mobile cellular projects may result in inventory which we cannot sell or be required to sell at distressed prices.

Many of our current and potential customers require significant capital funding to finance their telecommunications and mobile cellular projects, which include the purchase of our products and services.  Due to the current tight capital markets worldwide, available funding for these projects has been and may continue to be unavailable to some customers and thereby slow or halt the purchase of our products and services.  This has resulted in excess inventories on hand and could result in additional excess inventories in the future.  In the first half of Fiscal 2002, we recorded inventory valuation charges of $63.3 million for excess inventory and supplier commitments resulting from the reduction in our sales volume compared to the prior fiscal year.  If funding continues to be unavailable to our customers or their customers, we may be forced to take additional reserves for excess inventory.  We cannot assure you that we will be successful in matching our inventory purchases with anticipated shipment volumes.  As a result, we may fail to control the amount of inventory on hand and may be forced to take unanticipated additional reserves.  Such additional inventory reserves, if required, would decrease our profits.

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

Our ability to compete will depend, in part, on our ability to obtain and enforce intellectual property protection for our technology in the United States and internationally. We currently rely upon a combination of trade secrets, trademark, copyright, patents and contractual rights to protect our intellectual property.  In addition, we enter into confidentiality and invention assignment agreements with our employees, and enter into non-disclosure agreements with our suppliers and appropriate customers so as to limit access to and disclosure of our proprietary information. We cannot assure you that any steps taken by us will be adequate to deter misappropriation or impede independent third party development of similar technologies. In the event that such intellectual property arrangements are insufficient, our business, financial condition and results of operations could be harmed. Moreover, we have significant operations in the United Kingdom and New Zealand, and our business is highly dependent on sales to customers outside the United States. We cannot assure you that the protection provided to our intellectual property by the laws and courts of foreign nations will be substantially similar to the remedies available under United States law. Furthermore, we cannot assure you that third parties will not assert infringement claims against us based on foreign intellectual property rights and laws that are different from those established in the United States.

Defending against intellectual property infringement claims could be expensive and could disrupt our business.

The wireless telecommunications industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in often protracted and expensive litigation. We may in the future be notified that we are infringing certain patent or other intellectual property rights of others. Such litigation or claim could result in substantial costs and diversion of resources. In the event of an adverse result of any such litigation, we could be required to pay substantial damages, cease the licensing of allegedly infringing technology or the sale of allegedly infringing products and expend significant resources to develop non-infringing technology or to obtain licenses for the infringing technology. We cannot assure you that we would be successful in developing such non-infringing technology or that any license for the infringing technology would be available to us on commercially reasonable terms, if at all.

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

In addition, both in the United States and internationally, we are affected by the allocation and auction of the radio frequency spectrum by governmental authorities. Such governmental authorities may not allocate sufficient radio frequency spectrum for use by our products or we may not be successful in obtaining regulatory approval for our products from these authorities. Historically, in many developed countries, the unavailability of frequency spectrum has inhibited the growth of wireless telecommunications networks. In addition, to operate in a jurisdiction, we must obtain regulatory approval for our products. Each jurisdiction in which we market our products has its own regulations governing radio communications. Products that support emerging wireless telecommunications services can be marketed in a jurisdiction only if permitted by suitable frequency allocations, auctions and regulations, and the process of establishing new regulations is complex and lengthy. If we are unable to obtain sufficient allocation of radio frequency spectrum by the appropriate governmental authority or obtain the proper regulatory approval for our products, our business, financial condition or results of operations may be harmed.

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

Increasing energy costs and power outages, which impacted companies in California earlier this year may adversely affect our California facilities.

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

The existing and potential market for our products and technology are characterized by ever increasing performance requirements, evolving industry standards, rapid technological changes and product obsolescence. These characteristics lead to frequent new products and technology introductions and enhancements, shorter product life cycles and changes in customer demands. We cannot assure you that we will be successful in developing or marketing any of our products currently being developed. Moreover, we cannot assure you that we will not experience difficulties that could further delay or prevent the successful development, introduction and sale of future products, or that these products will adequately meet the requirements of the marketplace and achieve market acceptance.

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

Our stock price may be volatile, which may lead to losses by investors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of our market risks, see page 22, “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk.”

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

                There are no material pending legal proceedings against us.  We are, however, subject to legal proceedings and claims that arise in the normal course of our business.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

 (a)          Exhibits

                For a list of exhibits to this Quarterly Report on Form 10-Q, see the exhibit index located on page 35.

(b)           Reports on Form 8-K

                On July 16, 2001, we filed a current report on Form 8-K, dated June 21, 2001, reporting about the closure of our Seattle,
                Washington manufacturing facility and our preliminary earnings report for the first quarter of Fiscal 2002.

                On August 24, 2001, we filed a current report on Form 8-K, dated August 13, 2001, reporting  the sale of 7,927,851 shares of our common stock in exchange for aggregate proceeds of approximately $70.9 million pursuant to the Registration
                Statement on Form S-3 (File No: 333-50820), which was declared effective on December 7, 2000.

EXHIBIT INDEX

Exhibit

Number                   Description

3.2         Amended and Restated Bylaws (Amended and Restated as of October 17, 2001).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DMC STRATEX NETWORKS, INC.

Date: November 13, 2001	By	/s/ Carl A. Thomsen
Carl A. Thomsen
Senior Vice President, Chief Financial Officer and Secretary
(Duly Authorized Officer and Principal Financial Officer)