Form 10-Q
period 2001-12-31
DMC STRATEX NETWORKS INC
filed 2002-02-13
CIK 812703

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

Commission file number: 0-15895

DMC STRATEX NETWORKS, INC.

(Exact name of registrant specified in its charter)

Delaware	77-0016028
(State or other jurisdiction	(IRS employer
of incorporation or organization)	identification number)

170 Rose Orchard Way
San Jose, CA	95134
(Address of Principal Executive Offices)	(Zip Code)

(408) 943-0777
Registrant’s telephone number, including area code:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes☒     No☐

The number of outstanding shares of the Registrant’s common stock, par value $.01 per share, was 82,300,674 on February 7, 2002.

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

DMC STRATEX NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2001	March 31, 2001
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$40,687	$25,963
Short-term investments	37,440	11,895
Accounts receivable, net	56,338	116,427
Inventories, net	39,961	92,863
Deferred tax asset	1,226	1,275
Other current assets	7,197	16,027
Total current assets	182,849	264,450

PROPERTY AND EQUIPMENT, NET	46,311	54,777
OTHER ASSETS	1,569	7,553
Total assets	$230,729	$326,780

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$28,840	$50,653
Income taxes payable	1,230	816
Accrued liabilities	25,090	15,448
Total current liabilities	55,160	66,917

STOCKHOLDERS’ EQUITY:
Common stock and paid-in capital	456,263	383,275
Accumulated deficit	(270,268)	(110,283)
Accumulated other comprehensive loss	(10,426)	(13,129)
Total stockholders’ equity	175,569	259,863
Total liabilities and stockholders’ equity	$230,729	$326,780

See accompanying Notes to Condensed Consolidated Financial Statements.

DMC STRATEX NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2001	2000	2001	2000

Net sales	$45,170	$115,194	$182,752	$307,361
Cost of sales	40,066	79,448	145,737	207,781
Inventory valuation charges	39,427	—	102,731	—
Gross profit (loss)	(34,323)	35,746	(65,716)	99,580

Operating Expenses
Research and development	4,130	5,673	14,824	17,677
Selling, general and administrative	13,667	16,654	44,354	47,287
Restructuring and asset valuation charges	5,089	—	24,589	—
Total operating expenses	22,886	22,327	83,767	64,964

Operating income (loss)	(57,209)	13,419	(149,483)	34,616

Other income (expense):
Interest income	708	967	2,047	4,451
Interest expense	(9)	(17)	(61)	(46)
Other income (expense), net	(202)	(281)	(1,889)	(1,151)
Permanent impairment of investments	(505)	—	(8,844)	—

Income (loss) before provision for income taxes	(57,217)	14,088	(158,230)	37,870

Provision for income taxes	211	2,113	1,755	5,680
Net income (loss)	$(57,428)	$11,975	$(159,985)	$32,190

Basic earnings (loss) per share	$(0.70)	$0.16	$(1.98)	$0.44
Diluted earnings (loss) per share	$(0.70)	$0.16	$(1.98)	$0.42

Basic weighted average shares outstanding	82,084	73,591	80,934	73,283
Impact of dilutive stock options and warrants	—	2,490	—	3,491
Diluted weighted average shares outstanding	82,084	76,081	80,934	76,774

See accompanying Notes to Condensed Consolidated Financial Statements.

DMC STRATEX NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$(159,985)	$32,190
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	14,804	12,959
Permanent impairment of investment losses	8,844	—
Non-cash restructuring expenses	2,105	—
Loss on disposal of property and equipment	517	—
Inventory valuation charges	102,731	—
Provision for uncollectible accounts	6,370	659
Provision for inventory reserves	1,257	1,456
Provision for warranty reserves	7,714	5,444
Changes in assets and liabilities
Decrease (increase) in accounts receivable	53,166	(43,222)
Increase in inventories	(39,800)	(65,072)
Decrease (increase) in deferred tax assets	(114)	48
Decrease (increase) in other current assets	8,947	(2,453)
Increase in other assets	(59)	(1,475)
Increase (decrease) in accounts payable	(31,034)	18,262
Increase in income tax payable	314	4,820
Increase (decrease) in accrued liabilities	1,970	(16,334)
Net cash used for operating activities	(22,253)	(52,718)

Cash flows from investing activities:
Purchase of short-term investments	(103,875)	(48,224)
Proceeds from maturity/sale of short term investments	77,405	83,155
Purchase of property and equipment	(10,638)	(15,534)
Purchase of minority investments	—	(13,045)
Proceeds from sale of minority investments	117	—
Net cash provided by (used for) investing activities	(36,991)	6,352

Cash flows from financing activities:
Payment of capital lease obligations	—	(145)
Proceeds from sales of Common Stock	73,018	8,578
Net cash provided by financing activities	73,018	8,433

Effect of exchange rate changes on cash	950	(1,553)
Net increase (decrease) in cash and cash equivalents	14,724	(39,486)
Cash and cash equivalents at beginning of period	25,963	58,339
Cash and cash equivalents at end of period	$40,687	$18,853

SUPPLEMENTAL DATA
Interest paid	$138	$53
Income taxes paid	$961	$1,132

See accompanying Notes to Condensed Consolidated Financial Statements.

DMC STRATEX NETWORKS,INC

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

The Company has issued letters of credit to various customers through a financial institution for bid and performance bonds. In connection with the issuance of these letters of credit, the Company has restricted $0.5 million of cash as collateral for these specific obligations.

SHORT-TERM INVESTMENTS

We invest our excess cash in high-quality marketable instruments to ensure that cash is readily available for use in our current operations. Accordingly, all of our short-term investments are classified as “available-for-sale” in accordance with the provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 115. All investments are reported at fair market value with the related unrealized holding gains and losses reported as a component of accumulated other comprehensive loss. Unrealized holding losses on the portfolio as of December 31, 2001 were insignificant. At December 31, 2001, our available-for-sale securities had contractual maturities ranging from 1 day to 500 days, with a weighted average maturity of 59 days.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market, where cost includes material, labor and manufacturing overhead, net of applicable reserves.  Inventories consist of (in thousands):

	December 31, 2001	March 31, 2001
	(Unaudited)

Raw materials	$24,292	$46,295
Work in process	8,741	18,642
Finished goods	6,928	27,926
	$39,961	$92,863

The Company recorded inventory valuation charges of $39.4 million during the third quarter of Fiscal 2002. This inventory valuation charge consisted of a $5.4 million charge for certain purchase commitments, a $1.7 million charge for loss on impairment of manufacturing equipment and charges of $32.3 million for excess inventories not expected to be realized. During the nine months ended December 31, 2001 the Company recorded inventory valuation charges of $102.7 million, which consisted of a $9.4 million charge for purchase commitments, a $1.9 million charge for loss on impairment of manufacturing equipment and charges of $91.4 million for excess inventories not expected to be realized.

OTHER ASSETS

Included in other assets are minority investments and notes receivable. The minority investments were purchased for the promotion of business and strategic objectives.  Minority investments in marketable securities are classified as “available-for-sale” in accordance with the provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 115 and reported at fair value with unrealized gains and losses recorded in accumulated other comprehensive loss.  Minority investments in non-marketable securities are recorded at cost.  However, in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of,” we continually review these minority investments to evaluate whether conditions have occurred that would suggest a permanent impairment of carrying value. There were impairment losses of approximately $0.5 million during the third quarter of Fiscal 2002 on the Company’s minority investments in certain marketable and non-marketable securities. The Company determined that the carrying value for these certain investments exceeded their fair value and that these losses were other than temporary in nature. During the first nine months of Fiscal 2002, the Company recorded $8.8 million as an impairment loss.  This loss consisted of $4.5 million loss on our minority investments in marketable securities, $3.4 million loss on our minority investments in non-marketable securities and $0.9 million loss on short-term investments in marketable securities. The Company determined that the carrying value for these certain investments exceeded their fair value and that these losses were other than temporary in nature.

During Fiscal 2002, the Company accepted long-term interest bearing notes receivable from one of its customers. Accordingly, the related accounts receivable has been classified as notes receivable in other current assets and other assets. The notes receivable are for $1.8 million and $0.5 million with annual interest rates of 10.5% and 9.96%, respectively.  The notes receivable require semi-annual payments over three years including interest. These notes are secured by a guarantee from the customer’s parent corporation.

ACCRUED LIABILITIES

Accrued liabilities included the following (in thousands):

	December 31, 2001	March 31, 2001
	(Unaudited)

Customer deposits	$207	$886
Accrued payroll and benefits	2,846	3,989
Accrued commissions	1,055	1,246
Accrued warranty	4,707	4,788
Accrued restructuring	11,258	—
Other	5,017	4,539
	$25,090	$15,448

CURRENCY TRANSLATION

The functional currency of the Company’s subsidiaries located in the United Kingdom and New Zealand is the U.S. dollar. Accordingly, all of the monetary assets and liabilities of these subsidiaries are remeasured into U.S. dollars at the current exchange rate as of the applicable balance sheet date, and all non-monetary assets and liabilities are remeasured at historical rates. Sales and expenses are remeasured at the average exchange rate prevailing during the period. Gains and losses resulting from the remeasurement of these subsidiaries’ financial statements are included in the consolidated statements of operations.  The Company’s other international subsidiaries use their respective local currency as their functional currency.  Assets and liabilities of these subsidiaries are translated at the local current exchange rates in effect at the balance sheet date, and income and expense accounts are translated at the average exchange rates during the period.  The resulting translation adjustments are included in accumulated other comprehensive loss.

The Company has a subsidiary in Argentina. However, the recent Argentine Peso crisis is not likely to have a material impact on the financial position of the Company.

DERIVATIVE FINANCIAL INSTRUMENTS

Effective April 1, 2001, the Company adopted Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), which requires that all derivatives be recorded on the balance sheet at fair value.  Changes in the fair value of derivatives that are not designated, or are not effective as hedges, must be recognized currently in earnings.

The Company continues its policy of hedging forecasted and actual foreign currency risk with forward contracts that generally expire within nine months.  Derivatives are employed to eliminate, reduce, or transfer selected foreign currency risks that can be identified and quantified with confidence. Specifically, we hedge foreign currency risks relating to firmly committed backlog, open purchase orders and non-functional currency monetary assets and liabilities. At December 31, 2001, the Company had forward foreign exchange contracts with a notional face value of $42.2 million. The amount of unrealized loss on these contracts at December 31, 2001 is $0.1 million. Derivatives hedging non-functional currency monetary assets and liabilities are recorded on the balance sheet at fair value and changes in fair value are recognized currently in earnings.

Occasionally, the Company has euro denominated firm backlog from customers in countries not participating in the euro.  Under FAS 133, these contracts are treated as embedded derivatives with changes in fair value recognized in earnings.   The change in fair value as of December 31, 2001 was insignificant. As of December 31, 2001 the Company had $3.8 million in U.S. dollar equivalent euro denominated backlog from customers in non-participating countries.

Additionally, we hedge forecasted non-U.S dollar sales and non-U.S dollar purchases. In accordance with FAS 133, hedges of such anticipated transactions are designated and documented at inception as “cash flow hedges” and are evaluated for effectiveness, excluding time value, at least quarterly. The Company records effective changes in the fair value of these cash flow hedges in accumulated other comprehensive income (“OCI”) until the transaction occurs, at which time the changes are reclassified to revenue and cost of sales, respectively.  All amounts accumulated in OCI at quarter end will be reclassified to earnings within the next 12 months. A loss of  $0.1 million was recognized in other income and expense for the third quarter of Fiscal 2002 related to excluding time value from effectiveness testing and ineffectiveness resulting from forecasted transactions that did not occur.

The following table summarizes the activity in OCI, with regard to the effective changes in fair value of derivative instruments, for the first nine months of Fiscal 2002 (in thousands):

Nine Months Ended December 31, 2001

Beginning balance	$—
Transition Adjustments	262
Net Changes	(172)
Reclassifications to Revenue:
From Transition Adjustments	14
From Current Period Transactions	49
Ending balance	$153

CONCENTRATION OF CREDIT RISK

Accounts receivable concentrated with certain customers primarily in the telecommunications industry and in certain geographic locations may subject the Company to concentration of credit risk. One customer accounted for approximately 16% of net sales for the third quarter of Fiscal 2002. For the first nine months of Fiscal 2002, two customers accounted for 16% and 10% of net sales, respectively. Two customers accounted for approximately 21% and 11%, respectively of the total accounts receivable balance at the end of the third quarter of Fiscal 2002. No other customer accounted for more than 10% of the total accounts receivable balance at the end of the third quarter of Fiscal 2002. The Company actively markets and sells products in Africa, Asia, Europe, the Middle East and America. The Company performs on-going credit evaluations of its customers’ financial conditions and generally requires no collateral, although sales to Asia, Eastern Europe and the Middle East are primarily paid through letters of credit.

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

In accordance with SAB 101, revenues from product sales are recognized upon shipment, except when product sales are combined with significant post-shipment installation services provided over an extended period of time. Under this exception, revenue is deferred until such services have been performed. Revenue from product sales is net of third-party commissions and duty charges. Service revenue, which is 15.8% of net sales for the three months ended December 31, 2001 and less than 10%

of net sales for the three months ended December 31, 2000, is recognized when the related services are performed. Service revenue for the nine months ended December 31, 2001 and December 31, 2000 is 11.2% and 7.5% of net sales, respectively.

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

RESTRUCTURING AND ASSET VALUATION CHARGES

Due to macroeconomic and capital spending issues affecting the telecommunications industry, the Company announced a restructuring program in the first quarter of Fiscal 2002 to focus on profit contribution by reducing expenses and improving operational efficiency. This restructuring program included consolidation of the Company’s U.S. operations by relocating its Seattle, Washington manufacturing facility to its San Jose, California facility, and a worldwide reduction in workforce. In connection with this restructuring program, the Company recorded restructuring charges in first quarter of Fiscal 2002.

During the second quarter of Fiscal 2002, additional charges were recorded in connection with the abandonment of the Seattle, Washington manufacturing facility as more information became available regarding the lease termination costs associated with this facility.

During the third quarter of Fiscal 2002, the Company announced an additional restructuring program due to the extended weakness in the telecommunications industry. This restructuring program included worldwide workforce reductions and consolidation of additional excess facilities.

In connection with these restructuring programs, the Company recorded restructuring charges of $5.1 million during the third quarter of Fiscal 2002, which consisted of $2.7 million for employee severance and benefits and $2.4 million for lease termination costs. This restructuring charge related to reductions in workforce worldwide and lease termination costs for vacating a portion of our facilities in San Jose, California and in Coventry, United Kingdom. The Company reduced its headcount by approximately 85 employees in the third quarter of Fiscal 2002, with reductions affecting all functional areas and affecting various locations. As of December 31, 2001, 81 employees have been terminated.

In the first nine months ended December 30, 2001, the Company recorded restructuring and asset valuation charges of $24.6 million, consisting of $8.4 million for employee severance and benefits, $11.2 million for facility-related and other costs (including $8.6 million for lease termination costs, $1.7 million for the loss on impairment of equipment, $0.5 million for legal costs, $0.4 million for the write off of goodwill) and $5.0 million for uncollectible accounts receivable. The Company reduced its headcount by approximately 405 employees in the first nine months of Fiscal 2002, with reductions affecting all functional areas and affecting various locations. As of December 31, 2001, 396 employees have been terminated.

The facilities consolidation expenses include payments required under a lease contract, less applicable sublease income after the property was abandoned. To determine the lease loss, certain assumptions were made related the (1) time period over which the building will remain vacant, (2) sublease terms, (3) sublease rates and (4) an estimate of brokerage fees. The lease loss is an estimate under SFAS No. 5, “Accounting for Contingencies,” and represents the low end of the estimate of time to sublease and actual sublease rates.

The components of the restructuring and asset valuation charges recorded in the first, second and third quarters of Fiscal 2002 are as follows (in millions):

	Three Months Ended June 30, 2001	Three Months Ended September 30, 2001	Three Months Ended December 31, 2001	Nine Months Ended December 31, 2001
Restructuring Charges:

Severance and Benefits	$5.7	$—	$2.7	$8.4
Facilities and Other	5.3	3.5	2.4	11.2

Total Restructuring Charges	$11.0	$3.5	$5.1	$19.6
Asset Valuation Charges	$—	$5.0	$—	$5.0
Total Restructuring and Asset Valuation Charges	$11.0	$8.5	$5.1	$24.6

The following table summarizes the balance of the restructuring accrual as of December 31, 2001 and the type and amount of restructuring costs utilized during the first, second and third quarter of Fiscal 2002 (in millions):

	Severance and Benefits	Facilities and Other	Total
Balance as of April 1, 2001	$0.0	$0.0	$0.0
Provision	5.7	5.3	11.0
Cash payments	(0.9)	—	(0.9)
Non-cash expenses	—	(1.1)	(1.1)
Balance as of June 30, 2001	$4.8	$4.2	$9.0
Provision	—	3.5	3.5
Cash payments	(2.0)	(0.5)	(2.5)
Non-cash expenses	—	(1.0)	(1.0)
Balance as of September 30, 2001	$2.8	$6.2	$9.0
Provision	2.7	2.4	5.1
Cash payments	(2.2)	(0.5)	(2.7)
Non-cash expenses	—	(0.1)	(0.1)
Balance as of December 31, 2001	$3.3	$8.0	$11.3

Total cash outlay for the restructuring and asset valuation charges is expected to be approximately $17.5 million. The remaining $7.1 million of restructuring and asset valuation charges are non-cash charges related to the write-off of receivables, goodwill and the loss on impairment of equipment. The Company expects all the cash restructuring charges to be paid out during Fiscal 2002 with the exception of severance and benefits costs of approximately $1.0 million, which will be paid out in Fiscal 2003, $0.5 million, which will be paid out in Fiscal 2004 and vacated building lease obligations of $7.8 million and $0.8 million, which are expected to be paid out over the next ten years and twenty years, respectively.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2001	2000	2001	2000

Net income (loss)	$(57,428)	$11,975	$(159,985)	$32,190
Other comprehensive income (loss) net of tax:
Unrealized currency gain (loss)	1,750	2,521	(154)	(3,538)

Unrealized holding gain (loss)on investments	228	(5,025)	2,857	(6,564)
Comprehensive income (loss)	$(55,450)	$9,471	$(157,282)	$22,088

During the nine months ended December 31, 2001, the Company recorded a permanent impairment for certain investments of  $8.8 million. $2.5 million of this impairment loss had been recorded as unrealized holding loss as of March 31, 2001.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No.’s 141 and 142, “Business Combinations” and “Goodwill and Other Intangibles”. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. As the Company has no goodwill recorded on its balance sheet as of December 31, 2001, these pronouncements are not expected to have a material impact on its financial position or results of operations, when adopted effective April 1, 2002.

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

The following table sets forth revenues and operating income (loss) by operating segments (in thousands) for:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2001	2000	2001	2000

Products:
Revenues	$38,053	$106,480	$162,326	$284,253
Operating income (loss)	(58,052)	13,708	(152,141)	34,553

Services:
Revenues	7,117	8,714	20,426	23,108
Operating income (loss)	843	(289)	2,658	63

Total:
Revenues	$45,170	$115,194	$182,752	$307,361
Operating income (loss)	(57,209)	13,419	(149,483)	34,616

The following table sets forth revenues from unaffiliated customers by product (in thousands) for:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2001	2000	2001	2000

Altium	$6,154	$34,536	$41,626	$81,354
DXR	7,273	9,261	23,715	28,302
SPECTRUM II	5,121	23,536	34,007	77,710
XP4	19,334	38,247	62,100	92,150
Other Products	171	900	878	4,737
Total Products	38,053	106,480	162,326	284,253
Total Services	7,117	8,714	20,426	23,108
Total Revenues	$45,170	$115,194	$182,752	$307,361

The following table sets forth revenues from unaffiliated customers by geographic region (in thousands) for:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2001	2000	2001	2000

Africa	$3,704	$6,550	$18,623	$16,584
Brazil	2,889	1,070	18,732	2,514
China	6,778	11,675	32,675	23,244
Europe/Middle East	17,142	23,137	55,941	73,163
Mexico	2,949	2,813	9,881	40,807
United States	4,588	50,139	15,054	99,232
Other Americas	1,312	8,232	11,802	23,587
Other Asia/Pacific	5,808	11,578	20,044	28,230
Total Revenues	$45,170	$115,194	$182,752	$307,361

Long-lived assets by country and consisting of net property and equipment was as follows (in thousands):

	December 31, 2001	March 31, 2001
	(Unaudited)
United States	$22,144	$33,127
United Kingdom	17,644	15,490
Other foreign countries	6,523	6,160
Property and equipment, net	$46,311	$54,777

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ contains trend analyses and other forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical concerning our future products, expenses, revenues, gross margins, liquidity and cash needs, as well as our plans and strategies, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Such forward-looking statements include statements relating to collection of our accounts receivable, sales of our Spectrum II product, occurrences of restructuring charges, selling, general and administrative expenses, research and development expenses, cash charges for restructuring, the need for additional financing, use of proceeds from the sale of our common stock, the cost of upgrading our systems in connection with the euro conversion and foreign currency hedging activities. All statements, trend analyses and other information contained herein about the markets for our services and products and trends in revenue, as well as other statements identified by the use of forward-looking terminology, including  ‘‘anticipate,’’ ‘‘believe,’’ ‘‘plan,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘goal’’ and ‘‘intend’’ or the negative of these terms or other similar expressions constitute forward-looking statements.  These forward-looking statements are based on current expectations, and we assume no obligation to update this information.  Numerous factors, including the risk factors discussed below, economic and competitive conditions, timing and volume of incoming orders, shipment --volumes, product margins and foreign exchange rates, could cause actual results to differ materially from those described in these statements, and prospective investors and stockholders should carefully consider these factors set forth elsewhere herein, including those contained in the section, “Factors That May Affect Future Financial Results,” beginning on page 26, in evaluating these forward-looking statements.

Results of Operations

The following table sets forth the percentage relationships of certain items from our condensed consolidated statements of operations as percentages of net sales:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	88.7	69.0	79.8	67.6
Inventory valuation charges	87.3	—	56.2	—
Gross profit (loss)	(76.0)	31.0	(36.0)	32.4

Research and development	9.1	4.9	8.1	5.8
Selling, general and administrative	30.3	14.5	24.3	15.4
Restructuring and asset valuation charges	11.3	—	13.4	—
Operating income (loss)	(126.7)	11.6	(81.8)	11.2

Interest income	1.6	0.8	1.1	1.5
Interest expense	0.0	0.0	0.0	0.0
Other income (expense), net	(0.4)	(0.2)	(1.0)	(0.4)
Permanent impairment of investments	(1.1)	—	(4.9)	—

Income (loss) before provision for income taxes	(126.6)	12.2	(86.6)	12.3

Provision for income taxes	0.5	1.8	1.0	1.8

Net income (loss)	(127.1)%	10.4%	(87.6)%	10.5%

Net Sales

Net sales for the third quarter of Fiscal 2002 decreased to $45.2million, compared to $115.2 million reported in the third quarter of Fiscal 2001. This decrease is attributable to continued weakness of the global economy, slowdown in telecommunications equipment buildout levels due to capital expenditure constraints being faced by our customers and decreased sales to competitive local exchange carriers (CLECs) in the United States due to collapse of the CLEC business. Compared to the third quarter of Fiscal 2001, revenues of all product lines have decreased. Our Altium product line net sales experienced a significant decrease to $6.2 million in the third quarter of Fiscal 2002, from $34.5 million in the comparable quarter of Fiscal 2001.  This decrease is primarily due to customers delaying longer term high capacity needs, in favor of using lower cost mid-capacity products to meet near term needs. Net sales of our Spectrum II product line decreased to $5.1 million in the third quarter of Fiscal 2002 from $23.5 million in the comparable quarter of Fiscal 2001, primarily due to the product continuing towards its planned end of life. We expect sales of our Spectrum II product will continue to decline in absolute dollars. Our XP4 product line net sales decreased to $19.3 million in the third quarter of Fiscal 2002, from $38.2 million in the comparable quarter of Fiscal 2001. Service revenue was $7.1 million in the third quarter of Fiscal 2002, compared to $8.7 million in the third quarter of Fiscal 2001. Though the product revenue in the third quarter of Fiscal 2002 has declined significantly as compared to the third quarter of Fiscal 2001, service revenue has not experienced a significant decline. This is primarily due to an increase in service contracts and projects as a result of our increased efforts to position ourselves as a complete solution provider in the market.

Net sales to U.S. customers were $4.6 million in the third quarter of Fiscal 2002, compared to $50.1 million in the third quarter of Fiscal 2001 due to decreased sales to CLECs. Net sales to China decreased significantly to $6.8 million in the third quarter of Fiscal 2002 from $11.7 million in the third quarter of Fiscal 2001, primarily due to slower network deployment in that region due to continuing weakness in the global economy. Though net sales to Africa in the third quarter of Fiscal 2002 decreased to $3.7 million as compared to $6.6 million in the third quarter of Fiscal 2001, in the first nine months of Fiscal 2002 net sales to Africa increased to $18.6 million from $16.6 million in the first nine months on Fiscal 2001. This is primarily due to our securing a number of large projects in Central Africa and since revenue on these projects is recognized only on completion of phases of the projects, the sales figures in this region do not show a constant pattern of growth.  Net sales to the Europe and Middle East region decreased to $17.1 million in the third quarter of Fiscal 2002 from $23.1 million in the third quarter of Fiscal 2001 due to the global economic downturn. Net sales in the Other Asia/Pacific region also experienced a significant decrease to $5.8 million in the third quarter of Fiscal 2002 from $11.6 million in the third quarter of Fiscal 2001.

Net sales for the first nine months of Fiscal 2002 were $182.8 million, compared to $307.4 million reported in the first nine months of Fiscal 2001. This decrease is due to continued weakness of the global economy, slowdown in telecommunications equipment buildout levels due to capital expenditure constraints being faced by customers and decreased sales to competitive local exchange carriers (CLECs) in the United States due to the collapse of the CLEC business. The decrease in net sales was primarily due to decreased sales of our Altium, XP4 and Spectrum II product lines, because of the reasons described above. Net sales of the DXR product line also decreased to $23.7 million in the first nine months of Fiscal 2002 from $28.3 million in the first nine months of Fiscal 2001 primarily due to the worldwide economic downturn.

Net sales to U.S. customers decreased to $15.1 million in the first nine months of Fiscal 2002 compared to $99.2 million in the first nine months of Fiscal 2001 due to the reasons described above. However, sales to customers in Brazil increased significantly to $18.7 million in the first nine months of Fiscal 2002 from $2.5 million in the first nine months of Fiscal 2001 due to sales to a new customer there. Net sales to Mexico decreased significantly to $9.9 million in the first nine months of Fiscal 2002, compared to $40.8 million in the first nine months of Fiscal 2001 due to a decrease in capital expenditures by our customers in that region. We experienced sales declines in the Europe and Middle East region to $55.9 million in the first nine months of Fiscal 2002 from $73.2 million in the first nine months of Fiscal 2001 due to the global economic downturn. Net sales to China increased significantly to $32.7 million in the first nine months of Fiscal 2002 compared to $23.2 million in the first nine months of Fiscal 2001 due to increased capacity availability in the first quarter of Fiscal 2002, to fulfill backlog of orders from China, as a result of lower overall sales in other regions. For the quarter ended December 31, 2001, one of our customers accounted for 16% of our net sales for the quarter and two customers accounted for 26% and 16% of our backlog as of December 31, 2001, respectively. For the first nine months of Fiscal 2002, two customers accounted for 16% and 10% of net sales, respectively.

During the third quarter of Fiscal 2002, we received $65.9 million in new orders shippable over the next 12 months, compared to $133.6 million in the third quarter of Fiscal 2001, representing a decrease of approximately 51%. During the first nine months of Fiscal 2002 we received $208.1 million in new orders shippable over the next 12 months, compared to $392.1 million in the first nine months of Fiscal 2001, representing a decrease of 47%. The backlog at December 31, 2001 was $110.3 million compared to $160.3 million at March 31, 2001. Orders in our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. We include in our backlog purchase orders for which a delivery schedule has been specified for product shipment within one year. Due to the adverse economic environment, certain customers were unable to confirm shipment of their orders within one year; therefore, we reduced backlog by $32.0 million in the third quarter of Fiscal 2002 to account for these orders. We review our backlog on an ongoing basis and make adjustments to it if required. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period.

Gross Profit

Gross profit as a percentage of net sales, before inventory valuation charges, decreased to 11.3% in the third quarter of Fiscal 2002, compared to a gross profit of 31.0% in the third quarter of Fiscal 2001 due to lower capacity utilization resulting from lower revenues and transition costs associated with the closure and relocation of our Seattle, Washington facility. Our gross profit percentage was further reduced to (76.0)% due to inventory valuation charges of $39.4 million taken in the third quarter of Fiscal 2002 for excess inventories based upon a detailed evaluation of inventory on hand and currently forecasted requirements.

Gross profit as a percentage of net sales, before inventory valuation charges, decreased to 20.2% in the first nine months of Fiscal 2002 compared to 32.4% in the first nine months of Fiscal 2001.  This decrease was primarily due to reasons mentioned above. Gross profit percentage was further reduced to (36.0)% due to inventory valuation charges of  $102.7 million taken in the first nine months of Fiscal 2002 for excess inventories based upon a detailed evaluation of inventory on hand and currently forecasted requirements.

Research and Development

In the third quarter of Fiscal 2002, research and development expenses decreased to $4.1 million from $5.7 million in the third quarter of Fiscal 2001.  This decrease was primarily due to completion of the consolidation of our Seattle, Washington research and development facility operations to our San Jose, California facility.  As a percentage of net sales, research and development expenses increased to 9.1% in the third quarter of Fiscal 2002, compared to 4.9% in the third quarter of Fiscal 2001 primarily because the rate of the decrease in net sales exceeded the rate of the decrease of research and development expenses in absolute dollars. We expect research and development expenses to continue to decline slightly during the remainder of Fiscal 2002 as we continue to refine our new product development schedules.

In the first nine months of Fiscal year 2002, research and development expenses decreased to $14.8 million from $17.7 million in the first nine months of Fiscal 2001 due to closure of our Seattle, Washington operations. As a percentage of net sales, research and development expenses increased to 8.1% in the first nine months of Fiscal 2002, compared to 5.8% in the first nine months of Fiscal 2001 primarily because the rate of the decrease in net sales exceeded the rate of the decrease of research and development expenses in absolute dollars.

Selling, General and Administrative

In the third quarter of Fiscal 2002, selling, general and administrative expenses decreased to $13.7 million from $16.7 million in the third quarter of Fiscal 2001. This decrease was a result of a reduction in workforce and other cost reduction measures that were taken in the first nine months of Fiscal 2002. As a percentage of net sales, selling, general and administrative expenses increased to 30.3% in the third quarter of Fiscal 2002, compared to 14.5% in the comparable quarter of Fiscal 2001 primarily because the rate of the decrease in net sales exceeded the rate of the decrease of selling, general and administrative expenses in absolute dollars. We expect our selling, general and administrative expenses will continue to decrease during the fourth quarter of Fiscal 2002 as a result of these cost reductions.

Selling, general and administrative expenses in the first nine months of Fiscal 2002 decreased to $44.4 million compared to $47.3 million in the first nine months of Fiscal 2001. As a percentage of net sales, selling, general and administrative expenses increased to 24.3% in the first nine months of Fiscal 2002, compared to 15.4% in the first nine months of Fiscal 2001 primarily because the rate of the decrease in net sales exceeded the rate of the decrease of selling, general and administrative expenses in absolute dollars.

Restructuring and Asset Valuation Charges

Due to macroeconomic and capital spending issues affecting the telecommunications industry, we announced a restructuring program in the first quarter of Fiscal 2002 to focus on profit contribution by reducing expenses and improving operational efficiency. This restructuring program included consolidation of the our U.S. operations by relocating our Seattle, Washington manufacturing facility to our San Jose, California facility, and a worldwide reduction of workforce. In connection with this restructuring program, the Company recorded restructuring charges in first quarter of Fiscal 2002.

During the second quarter of Fiscal 2002, additional charges were recorded in connection with the abandonment of the Seattle, Washington manufacturing facility as more information became available regarding the lease termination costs associated with this facility.

During the third quarter of Fiscal 2002, we announced an additional restructuring program due to the extended weakness in the telecommunications industry. This restructuring program included worldwide workforce reductions and consolidation of additional excess facilities.

In connection with these restructuring programs, we recorded restructuring charges of $5.1 million during the third quarter of Fiscal 2002, which consisted of $2.7 million for employee severance and benefits and $2.4 million for lease termination costs. This restructuring charge related to reductions in workforce worldwide and lease termination costs for vacating a portion of our facilities in San Jose, California and in Coventry, United Kingdom. We reduced our headcount by approximately 85 employees in the third quarter of Fiscal 2002, with reductions affecting all functional areas and affecting various locations. As of December 31, 2001, 81 employees have been terminated.

In the first nine months ended December 30, 2001, we recorded restructuring and asset valuation charges of $24.6 million, consisting of $8.4 million for employee severance and benefits, $11.2 million for facility-related costs (including $8.6 million for lease termination costs, $1.7 million for the loss on impairment of equipment, $0.5 million for legal costs, $0.4 million for the write off of goodwill) and $5.0 million for uncollectible accounts receivable. We reduced our headcount by approximately 405 employees in the first nine months of Fiscal 2002, with reductions affecting all functional areas and affecting various locations. As of December 31, 2001, 396 employees have been terminated.

The facilities consolidation expenses include payments required under a lease contract, less applicable sublease income after the property was abandoned. To determine the lease loss, certain assumptions were made related the (1) time period over which the building will remain vacant, (2) sublease terms, (3) sublease rates and (4) an estimate of brokerage fees. The lease loss is an estimate under SFAS No. 5, “Accounting for Contingencies,” and represents the low end of the estimate of time to sublease and actual sublease rates.

The components of the restructuring and asset valuation charges recorded in the first, second and third quarters of Fiscal 2002 are as follows (in millions):

	Three Months Ended June 30, 2001	Three Months Ended September 30, 2001	Three Months Ended December 31, 2001	Nine Months Ended December 31, 2001
Restructuring Charges:

Severance and Benefits	$5.7	$—	$2.7	$8.4
Facilities and Other	5.3	3.5	2.4	11.2

Total Restructuring Charges	$11.0	$3.5	$5.1	$19.6
Asset Valuation Charges	$—	$5.0	$—	$5.0
Total Restructuring and Asset Valuation Charges	$11.0	$8.5	$5.1	$24.6

The following table summarizes the balance of the restructuring accrual as of December 31, 2001 and the type and amount of restructuring costs utilized during the first, second and third quarter of Fiscal 2002 (in millions):

	Severance and Benefits	Facilities and Other	Total
Balance as of April 1, 2001	$0.0	$0.0	$0.0
Provision	5.7	5.3	11.0
Cash payments	(0.9)	—	(0.9)
Non-cash expenses	—	(1.1)	(1.1)
Balance as of June 30, 2001	$4.8	$4.2	$9.0
Provision	—	3.5	3.5
Cash payments	(2.0)	(0.5)	(2.5)
Non-cash expenses	—	(1.0)	(1.0)
Balance as of September 30, 2001	$2.8	$6.2	$9.0
Provision	2.7	2.4	5.1
Cash payments	(2.2)	(0.5)	(2.7)
Non-cash expenses	—	(0.1)	(0.1)
Balance as of December 31, 2001	$3.3	$8.0	$11.3

Total cash outlay for the restructuring charges is expected to be $17.5 million. The remaining $7.1 million of restructuring and asset valuation charges are non-cash charges related to the write-off of receivables, goodwill and the loss on impairment of equipment. We expect all the cash charges of restructuring to be paid out during Fiscal 2002 with the exception of severance and benefits costs of approximately $1.0 million, which will be paid off in Fiscal 2003, $0.5 million, which will be paid off in Fiscal 2004 and vacated building lease obligations of $7.8 million and $0.8 million, which are expected to be paid off over the next ten years and twenty years, respectively.

We will continue to review our costs and there could be additional restructuring charges in the fourth quarter of Fiscal 2002.

Other Income (Expense)

Interest income decreased to $0.7 million in the third quarter of Fiscal 2002 from $1.0 million in the third quarter of Fiscal 2001, primarily due to lower interest rates as compared to the third quarter of Fiscal 2001.

During the third quarter of Fiscal 2002, we recorded an impairment loss of $0.5 million on certain of our minority investments in marketable and non-marketable securities. We determined that the carrying value for these certain investments exceeded their fair value and that these losses were other than temporary in nature.

In the first nine months of Fiscal 2002, interest income decreased to $2.0 million from $4.5 million in the first nine months of Fiscal 2001 primarily due to lower average cash balances and lower interest rates as compared to the first half of Fiscal 2001. During the first nine months of Fiscal 2002, we recorded $8.8 million as a permanent impairment loss on investments.  This loss consisted of a $4.5 million loss on our minority investments in marketable securities, a $3.4 million loss on our minority investments in non-marketable securities and a $0.9 million loss on short-term investments in marketable securities. We determined that the carrying value for these investments exceeded their fair value and that these losses were other than temporary in nature.

Provision for Income Taxes

In the third quarter of Fiscal 2002, we provided for income taxes to cover certain foreign subsidiaries that have generated taxable income, while recording no provision or benefit from U.S. operations due to the net loss for the period. We continue to provide a 100% valuation allowance for our deferred tax assets related to our U.S. operations.

Liquidity And Capital Resources

Net cash used for operating activities in the first nine months of Fiscal 2002 was $22.3 million, compared to net cash used for operating activities of $52.7 million in the first nine months of Fiscal 2001. The decrease in cash used for operating activities was primarily the result of a decrease in accounts receivable.  Accounts receivable decreased by $53.2 million during the first nine months of Fiscal 2002 due to collections from customers and decreased sales.  Inventories increased net of the inventory valuation charges by $39.8 million in the first nine months of Fiscal 2002 due to the inability to decrease inventory at the same rate as the decline in demand. Accounts payable decreased by $31.0 million in the first nine months of Fiscal 2002 due to a decrease in the purchase volume of inventory and lower operating expenses in the first nine months of Fiscal 2002. Other accrued liabilities increased $2.0 million in the first nine months of Fiscal 2002 as compared to a decrease of $16.3 million in the same period of Fiscal 2001 due to restructuring costs accrued.

Purchases of property and equipment were $10.6 million in the first nine months of Fiscal 2002 compared to $15.5 million in the first nine months of Fiscal 2001. The planned decrease in capital expenditures was made in response to an overall slowdown in the global economy.

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

At December 31, 2001, our principal sources of liquidity consisted of $78.1 million in cash and cash equivalents and short-term investments.  However, depending on the growth of our business, we may require additional financing which may not be available to us in the required time frame on commercially reasonable terms, if at all. We believe that we have the financial resources needed to meet our business requirements for at least the next 12 months.

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

Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our short-term investment activities is to preserve principal while at the same time maximize yields, without significantly increasing risk.  Our short-term investments are for fixed interest rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity.  Actual gains and losses due to the sale of our investments prior to maturity have been immaterial.  Investments are generally not held for more than one year. The average length of investments held at the end of the third quarter of Fiscal 2002 was 59 days and had an average yield of 2.38% per annum.

We are exposed to equity price risks on the marketable portion of equity securities included in our portfolio of investments purchased for the promotion of business and strategic objectives.  These investments are generally in companies in the telecommunications industry sector, many of which are small capitalization stocks.  We typically have not attempted to reduce or eliminate our market exposure on these securities. A 20% adverse change in equity prices would result in an approximate $0.1 million decrease in the fair value of our available-for-sale securities as of December 31, 2001.

As of December 31, 2001, unrealized losses on investments were insignificant. We consider this loss to be temporary in nature and accordingly this unrealized loss has been recorded in accumulated other comprehensive loss and the investment has been recorded at fair value on our balance sheet. During the nine months ended December 31, 2001, the Company recorded a permanent impairment for certain investments of  $8.8 million. $2.5 million of this impairment loss had been recorded as unrealized holding loss as of March 31, 2001.

We routinely use forward foreign exchange contracts to hedge our net exposures, by currency, related to the monetary assets and liabilities of our operations denominated in non-functional currencies. In addition, we enter into forward foreign exchange contracts to establish with certainty the U.S. dollar amount of future firm commitments denominated in a foreign currency. The primary business objective of this hedging program is to minimize the gains and losses resulting from exchange rate changes. At December 31, 2001 and 2000, we held forward contracts in the aggregate amount of $42.2 million and $45.2 million, respectively, primarily in British pounds, Brazilian reals, New Zealand dollars and the euro. The amount of unrealized loss on these contracts at December 31, 2001 was $0.1 million.

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

Due to the rapid and increasingly severe economic downturn in the United States, as well as, the global tightening of the capital markets for the telecommunications and mobile cellular projects during calendar 2001, our business opportunities in the United States, Europe, Asia and other countries and geographic regions where we conduct business have diminished. To the extent that the economic downturn and the global tightening of the capital markets continue, the demand for our products and services may decrease further in these countries and geographical regions. In addition, the terrorist attack of September 11, 2001, the subsequent military response by the United States and future events occurring in response to or in connection with the attacks may have, and may continue to, negatively impact the economy in general. This could result in our customers delaying or canceling the purchase of our products, which would have a significant negative impact on our revenues. Due in part to the economic downturn, we undertook a worldwide reduction in work force of approximately 40% and closed our Seattle, Washington facility in the first nine months of Fiscal 2002. In addition, due to the collapse of the CLEC business in the United States, we expect little, if any, business from the CLEC market in Fiscal 2002. This will result in a significant revenue decline in Fiscal 2002 as compared to Fiscal 2001.

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

CLECs, which comprised a significant segment of our customers in Fiscal 2001 have since, faced severe financial difficulties. As a result, our revenues were exposed to greater risks related to customer credit than they have been in recent periods. For Fiscal 2001, we recorded a reserve against receivables of $22.0 million for receivables that we were unable to collect from CLECs in the United States. In addition, in the second quarter of Fiscal 2002, we recorded an asset valuation charge of $5.0 million against some of our foreign accounts receivable. If the economic downturn continues, we may be forced to take additional reserves for receivables, which would decrease our profits.

Because a significant amount of our revenues comes from a few customers, the termination of any of these customer relationships may harm our business.

Sales of our products are concentrated in a small number of customers. For the quarter ended December 31, 2001, one of our customers accounted for 16% of our net sales for the quarter and two customers accounted for 26% and 16% of our backlog as of December 31, 2001, respectively. For the first nine months of Fiscal 2002, one customer accounted for 16% of the net sales. The worldwide telecommunications industry is dominated by a small number of large corporations, and we expect that a significant portion of our future product sales will continue to be concentrated in a limited number of customers. In addition, our customers typically are not contractually obligated to purchase any quantity of products in any particular period and product sales to major customers have varied widely from period to period. In addition, as a result of the global tightening of the capital markets for the telecommunications and mobile cellular projects in calendar year 2001, the demand for our products and services has decreased and may continue to decrease. The loss of any existing customer, a significant reduction in the level of sales to any existing customer, or our inability to gain additional customers could result in further declines in our revenues. If these revenue declines occur, our business, financial condition, and results of operations would be harmed.

Due to our significant volume of international sales, we are susceptible to a number of political, economic and geographic risks that could harm our business if they occur.

We are highly dependent on sales to customers outside the United States. During the fiscal years 1999, 2000 and 2001, sales to international customers accounted for 87%, 79% and 69% of our net sales, respectively. Sales to international customers for the first nine months of Fiscal 2002 accounted for 92% of our net sales. We expect that international sales will continue to account for the majority of our net product sales for the foreseeable future. As a result, the occurrence of any international, political, economic or geographic events that adversely affects our business could result in significant revenue shortfalls. These revenue shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks and challenges of doing business internationally include:

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

Many of our current and potential customers require significant capital funding to finance their telecommunications and mobile cellular projects, which include the purchase of our products and services.  Due to the current tight capital markets worldwide, available funding for these projects has been and may continue to be unavailable to some customers and thereby slow or halt the purchase of our products and services.  This has resulted in excess inventories on hand and could result in additional excess inventories in the future.  In the first nine months of Fiscal 2002, we recorded inventory valuation charges of $102.7 million for excess inventory and supplier commitments resulting from the reduction in our sales volume compared to the prior fiscal year.  If funding continues to be unavailable to our customers or their customers, we may be forced to take additional reserves for excess inventory.  We cannot assure you that we will be successful in matching our inventory purchases with anticipated shipment volumes.  As a result, we may fail to control the amount of inventory on hand and may be forced to take unanticipated additional reserves.  Such additional inventory reserves, if required, would decrease our profits.

If we fail to manage our internal development or successfully integrate acquired businesses, we may not effectively manage our growth and our business may be harmed.

Future growth of our operations depends, in part, on our ability to introduce new products and enhancements to existing products to meet the emerging trends in our industry. We have pursued, and will continue to pursue, growth opportunities through internal development, minority investments and acquisitions of complementary businesses and technologies. We are unable to predict whether and when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed and successfully integrated. Once integrated, acquired businesses may not achieve comparable levels of revenues, profitability or productivity as our existing business or otherwise perform as expected. Also, acquisitions may involve difficulties in the retention of personnel, diversion of management’s attention, risks of our customers and customers of acquired businesses deferring purchase decisions as they evaluate the impact of the acquisition, unexpected legal liabilities, and tax and accounting issues. Our failure to manage growth effectively could harm our business, financial condition and results of operations.

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

If we fail to develop products that meet our customers’ technical specifications on a timely basis, our business may be harmed.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of our market risks, see page 24, “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk.”

PART II - OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

There are no material pending legal proceedings against us.  We are, however, subject to legal proceedings and claims that arise in the normal course of our business.

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DMC STRATEX NETWORKS, INC.

Date:	February 13, 2002	By	/s/ Carl A. Thomsen
Carl A. Thomsen
Senior Vice President, Chief Financial Officer and Secretary
(Duly Authorized Officer and Principal Financial Officer)