Form 10-K
period 2002-03-31
DMC STRATEX NETWORKS INC
filed 2002-05-15
CIK 812703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended March 31, 2002 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from to .

Commission file number 0-15895

DMC STRATEX NETWORKS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0016028
(State of Incorporation)	(I.R.S. Employer Identification No.)

170 Rose Orchard Way
San Jose, California	95134
(Address of Principal Executive Offices)	(Zip Code)

408-943-0377
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.01 Per Share
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐

State the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the last reported sale price of $3.54 per share on the Nasdaq National Market as of May 10, 2002): Approximately $212,133,721.

As of May 10, 2002, there were 82,414,148 shares of Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the registrant’s Annual Report to Stockholders for the year ended March 31, 2002 are incorporated by reference into Parts I and II of this Annual Report on Form 10-K. With the exception of those portions which are incorporated by reference, the registrant’s Annual Report to Stockholders for the year ended March 31, 2002 is not deemed filed as part of this Annual Report on Form 10-K.

2.	Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on August 13, 2002 are incorporated by reference into Part III of this annual report on Form 10-K.

DMC STRATEX NETWORKS, INC.
2002 FORM 10-K ANNUAL REPORT

Item 1. Business

     The following Business Section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Factors That May Affect Future Financial Results” and elsewhere in, or incorporated by reference into, this Form 10-K.

Introduction

     DMC Stratex Networks, Inc., also known as Stratex Networks and formerly known as Digital Microwave Corporation, was incorporated in California in 1984 and reorganized as a corporation in 1987 under the laws of the State of Delaware. In August 2000, we changed our name from Digital Microwave Corporation to DMC Stratex Networks, Inc. We design, manufacture and market advanced wireless solutions for worldwide telephone network interconnection and broadband wireless access. We provide our customers with a broad product line, which contains products that operate using a variety of transmission frequencies, ranging from 0.3 GigaHertz (GHz) to 38 GHz, and a variety of transmission capacities, typically ranging from 64 Kilobits to 2XOC-3 or 311 Megabits per second (Mbps). Our broad product line allows us to market and sell our products to service providers worldwide with varying interconnection and access requirements. We design our products to meet the requirements of mobile communications networks and fixed broadband access networks worldwide. Our products typically enable our customers to deploy and expand their wireless infrastructure and market their services rapidly to subscribers, so that service providers can realize a return on their investments in frequency allocation licenses and network equipment.

     We have sold over 237,000 microwave radios, which have been installed in over 90 countries. We market our products to service providers directly, as well as indirectly through our relationships with original equipment manufacturer (“OEM”) base station suppliers, including Lucent Technologies, Nokia Telecommunications, Nortel Networks, Motorola Inc., and Siemens AG . Between April 1, 2001 and March 31, 2002, we sold our products to a number of service providers, in Asia and the Pacific (including Beijing Telecommunications Equipment Factory and Motorola Thailand Ltd.), in Europe, the Middle East and Africa (including One 2 One, Jordan Mobile Telephone Services, MTN Networks (PVT) Limited and PTK Centertel SP); and in the Americas (including Empresa Brasileira de Telecomunicaciones and Radiomovil DIPSA S.A. de C.V. ).

Industry Background

     Worldwide demand for high performance and high capacity broadband access, mobile voice telephony, high-speed data communications and fixed and mobile cellular communications continues to grow. This growth results from: (i) the rapid establishment of telecommunications infrastructures in developing countries, (ii) the business and consumer need for internet broadband access, (iii) changes in the regulatory environment, (iv) technological advances, particularly in the wireless telecommunications market, and (v) the deployment of private communications networks. Given their relatively low cost and ease of deployment, wireless solutions are attractive to broadband access providers such as new service providers establishing competing telecommunications services in developed countries, expansion of existing telecommunications infrastructures to satisfy increasing usage, and to telecommunications service providers in developing countries seeking to rapidly increase the availability and quality of telecommunications and internet access services. The upgrade and expansion of existing networks and the deployment of new networks are both expected to continue to offer business opportunities for wireless infrastructure suppliers. Wireless infrastructure suppliers address the requirements of both mobile communications networks and fixed access networks.

     The use of cellular telephone and other wireless services and devices continues to increase due to technological advances and increasing consumer demand for connectivity to telecommunications services. The demand for fixed broadband access networks has also increased due to data transmission requirements resulting from Internet access demand.

     Wireless networks are constructed using microwave radios and other equipment to connect cell sites, switching systems, other wireline transmission systems and other fixed access facilities. Wireless networks range in size from a single transmission link connecting two buildings to complex networks comprised of thousands of wireless connections. The architecture of a network is influenced by several factors, including the available radio frequency spectrum, coordination of frequencies with existing infrastructure, application requirements, environmental factors and local geography.

     Regulatory authorities in different jurisdictions allocate different portions of the radio frequency spectrum for various telecommunications services. In addition, most individual networks require radio links operating at several frequencies and the transmission of voice and data, which typically requires different transmission capacities. Moreover, networks in different locations are constructed using different combinations of frequencies and with different transmission capacities. No single transmission frequency or transmission capacity predominates in the global market.

     Whether expanding existing networks or deploying new networks, service providers must choose between constructing networks using wireline and fiber infrastructure or wireless infrastructure or a combination of these options. Wireline and fiber connectivity solutions typically require significant installation periods and may be relatively expensive to install. For cellular telephony in developed countries where wireline and fiber infrastructures are in place, new service providers may have the option to lease networks from traditional service providers, but may choose not to do so because leasing arrangements must be entered into with their competitors, may be comparatively expensive and do not generally allow control over the network. In developing countries, many service providers install wireless networks because such networks are generally faster to install and may be less expensive than traditional wireline networks. As a result, many service providers deploy wireless networks as an alternative to the construction or leasing of traditional wireline networks. For broadband access networks, the service providers can use fiber or wireless connectivity. Similar to cellular telephone networks, wireless broadband access is typically less expensive to install and can be installed more rapidly than a wireline or fiber alternative.

     For several applications, digital microwave and millimeter-wave transmission systems offer numerous advantages over competing transmission technologies, including lower cost of implementation and rapid deployment. Digital microwave systems can be deployed in a matter of weeks and typically require lower infrastructure investments and installation lead times than alternative transmission technologies.

     We believe that as broadband access and telecommunications requirements grow, wireless systems will continue to be used as transmission links to support a variety of existing and expanding communications networks and applications. In this regard, we believe that wireless systems will be used to address the connection requirements of several markets and applications, including the broadband access market, cellular applications, private networks and wireless analog replacement applications.

Our Solution

     We believe that the use of standard design platforms for both hardware and software components in the development of our products enables us to more rapidly introduce and commercially ship new products and product enhancements to address changing market demands. The use of standard design platforms, flexible architectures and components, and software configurable features allows us to offer our customers high-performance products with a high degree of flexibility and functionality. Flexible architectures and components facilitate system scalability, allow customers to acquire additional features at a relatively low incremental cost, reduce the development time of new features, and facilitate the efficient customization of our products. The use of standard design platforms also enables us to manufacture our products in a more cost-effective manner. The software features of many of our products provide our customers with a greater degree of flexibility in installing, operating and maintaining their networks.

Our Strategy

     Our strategy is to build on the strength of our current products, which offer point-to-point solutions, and our strong customer sales, service and support organization to improve our position as a leading provider of integrated wireless solutions for mobile cellular broadband wireless access and private networks. Key elements of our strategy include:

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

     Address Worldwide Market Opportunities. We believe that we are well positioned to address worldwide market opportunities for wireless infrastructure suppliers. For example, in some African and Asian countries there are mobile telecommunications infrastructures being built for the first time; telecommunications infrastructures are being expanded worldwide; and broadband access networks are being constructed to meet data access requirements. We believe that maintaining close proximity to our customers provides us with a competitive advantage in securing orders for our products and in servicing our customers. Local offices enable us to better understand the local issues and requirements of our customers and to address our customers’ individual geographic, regulatory, and infrastructure requirements. As a result, we have developed a global sales, service and support organization with offices in Europe, Africa, Asia, New Zealand, Australia, the Middle East and the Americas. With our twenty-four sales or support offices worldwide, we can normally respond quickly to our customers’ needs and provide prompt on-site technical support.

     Leverage Distribution Channels. We market our products to service providers directly, as well as indirectly through our relationships with OEM base station suppliers, such as Motorola, Inc., Nokia Telecommunications, Lucent Technologies, Nortel Networks and Siemens AG, as well as through our relationships with system integrators. We also market our products through independent agents and distributors in certain countries. We intend to leverage upon such relationships and our direct worldwide presence with service providers to expand our customer base and enhance our global presence.

     Focus on Business Expansion into Emerging Applications. We believe that we can leverage our core technical competencies and our global sales, service and support organization to enter into growing business applications for our products, including wireless local loop, data access, wireless data transport, and alternative local telephone facilities access.

     For financial information by operating segment and product category, see Note 6 to the Consolidated Financial Statements of our 2002 Annual Report to Stockholders.

Existing Products

     Our principal product families include the Altium® XP4™, DART™, SPECTRUM™ II, DXR® 700, DXR® 200, DXR® 100, and ProVision™.

     Altium. Altium, which began volume shipments in January 1999, is a technology leading radio platform aimed at providing high capacity solutions in microwave and millimeter wave bands. From its initial shipments and through Fiscal 2001, Altium has had the fastest product rollout of any product in our history. Synchronous Optical Networks (SONET)/Synchronous Digital Hierarchy (SDH) capable, Altium can wirelessly extend or complete SONET and SDH transport networks to complement, or be an alternative to, fiber deployment. Key attributes of size, performance, flexibility and rapid deployment bring benefits to both interconnect and access applications. Altium operates at frequencies of 7, 8, 11, 13, 15, 18, 23, 26 and 38 GHZ and at OC-3/STM-1 capacity of 155 Mbps. In February 2001, we introduced the Altium 311 which provides 2XOC-3 capacity or 311 Mbps. Initial shipments of this new high capacity product began in March 2001. Altium 311 incorporates the Vantex™ chipset, which we introduced in February 2001, utilizes features such as high-order Quadrature Amplitude Modulation (QAM) (up to 256 QAM), forward error correction, and adaptive equalization. These are all essential components in high-performance wireless radio products. With products enabled by Vantex, we can achieve required capacities in a single chip with significant cost savings. We are developing additional products based on Altium to meet customer requirements.

     XP4 Plus. The XP4 Plus Series provides low-to-medium capacity microwave radio systems for cellular base station connections and fixed wireless access. XP4 Plus is deployed worldwide and has comprehensive regulatory approvals for a wide variety of applications and conditions. The XP4 Plus is simple to install and commission through the front panel controls. Options include protection (redundancy), high power, Simple Network Management Protocol (SNMP), Automatic Transmit Power Control (ATPC), and a 100BT Ethernet interface. With broad platform coverage from 7 to 38 GHz, international deployment capacities of 2/4/8/16xE1 and 1xE3, and U.S. deployment capacities of 15-38 GHz, 4/8xDS-1, and 1xDS-3, the XP4 Plus meets operators’ requirements in a single platform.

     DART. The DART microwave radio offers a low cost single E1 or DS-1 data stream transmission and is designed for a smaller cell site in a wireless network, typically referred to as microcell/picocell, and last-mile access requirements. DART’s compact, all-outdoor design connects directly to base station equipment via a single twisted-pair cable, making the DART radio very easy to install and a viable, cost effective alternative to leased line facilities. The DART radio can also be used in the build out of wireless Internet access networks. Features of the DART microwave radio include its compact, integrated outdoor unit, low power consumption, programmability from laptop computers, and Simple Network Management Protocol (SNMP) compatibility. Available frequencies range from 15 GHz to 38 GHz.

     SPECTRUM II. The SPECTRUM II product family offers medium capacity products ranging from T-1 (or 1.5 Mbps) to DS-3 (or 45 Mbps) that operate at 7, 8, 13, 15, 18, 23, 26 and 38 GHz. The SPECTRUM II product line is smaller in size, less expensive and easier to install than our previous products. As a result of increased functionality in the XP-4 product line, we are phasing out the Spectrum II product line.

     DXR 700. The DXR 700 product family is a high performance radio platform that operates across a range of capacities from 2x2 Mbps to 45 Mbps, using efficient 16 and 64 QAM. A set of advanced features (including forward error correction and an adaptive equalizer) target medium- and long-distance link requirements. Optional errorless diversity protection switching delivers optimal performance under the most difficult radio transmission conditions. The DXR 700 platform covers multiple frequencies from 2 GHz to 11 GHz.

     DXR 200. The DXR 200 product line provides an integrated, modular, linking solution for a wide variety of communications systems in markets with low to medium capacity transmission requirements. The DXR 200’s integrated modular design allows it to support a variety of configurations, which can incorporate multiple features in the unit to accommodate the differing communications needs of our customers, overcome difficult radio frequency environments, accommodate multiple data speeds and support multiple communication protocols. The DXR 200 can operate in frequency bands from 300 Mhz to 2.7 GHz.

     DXR 100. The DXR 100 product line is designed to address medium and long distances, trunking applications and capacities higher than those addressed by the DXR 200. The DXR 100 supports these higher capacity environments using spectrum efficient transmission techniques, including Quadrature Phase Shift Keying (QPSK) or QAM modulation and low error rate technologies, including forward error correction and adaptive equalization. The DXR 100 provides low to medium capacity links for cellular applications, basic telephony transmission and customer access applications, particularly in urban areas. The DXR 100 supports a variety of data rates with high spectrum efficiencies and maintains signal reception in harsh or difficult radio frequency environments.

     ProVision. The ProVision element manager is a centralized network monitoring and control system for all of our products. Based on a UNIX™ system platform, the ProVision element manager can expand to manage small systems as well as large networks. The system is particularly suitable for management of broadband access networks. The ProVision management system is built on open standards. It supports multiple protocols, such as SNMP, TL1 and ASCII, and it seamlessly integrates into higher level managers through available interfaces. The ProVision element manager is compatible with all our management-enabled radios, including the Altium, SPECTRUM II, XP4, DXR and DART radio families, as well as our prior radio products.

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

     There can be no assurance that we will be successful in developing and marketing any of the products currently being developed, that we will not experience difficulties that could further delay or prevent the successful development, introduction and sale of future products, or that these products will adequately meet the requirements of the marketplace and achieve market acceptance. See “Research and Development.”

Customers

     We market our products to customers in the telecommunications industry worldwide. Our customers include service providers, which incorporate our products into their telecommunications networks to deliver services directly to consumers, and OEMs, which provide and install integrated systems to service providers.

     Although we have a large customer base, during any given quarter, a small number of customers may account for a significant portion of our net sales. In certain circumstances we sell our products to service providers through OEMs, which provide the service providers with access to financing and in some instances, protection from fluctuations in foreign currency exchange rates. One customer accounted for 15% of net sales for Fiscal 2002 and one customer accounted for 16% of net sales for Fiscal 2000. No other customers accounted for more than 10% of net sales during Fiscal 2002, 2001, or 2000. At March 31, 2002, four customers collectively accounted for approximately 49% of our $94.1 million backlog and one of these customers accounted for 19% of our March 31, 2002 backlog. While management considers our relationships with each of our major customers to be good, there can be no assurance that our current customers will continue to place orders with us, that orders by existing customers will continue to be at levels of previous periods, or that we will be able to obtain orders from new customers. Our customers typically are not contractually obligated to purchase any quantity of products in a particular period, and product sales to major customers have varied widely from period to period. The loss of any existing customer, a significant reduction in the level of sales to any existing customer, or our failure to gain additional customers could have a material adverse effect on our business, financial condition and results of operations. See “Factors That May Affect Future Financial Results.”

Sales, Marketing and Service

     We believe that a direct and continuing relationship with service providers is a competitive advantage in attracting new customers and satisfying existing ones. As a result, we offer our products and services principally through our own sales, service and support organization, which allows us to closely monitor the needs of our customers. We have offices in the United States, Mexico, Colombia, Argentina, Brazil, the United Kingdom, France, Poland, Germany, Greece, South Africa, the United Arab Emirates, India, Singapore, the People’s Republic of China, Malaysia, Thailand, the Philippines, New Zealand and Australia. Our local offices provide us with a better understanding of our customers’ needs and enable us to respond to local issues and unique local requirements.

     We have informal, and in some cases formal, relationships with OEM base station suppliers. Such relationships increase our ability to pursue the limited number of major contract awards each year. In addition, such relationships provide our customers with easier access to financing and to integrated system providers with a variety of equipment and service capabilities. There can be no assurance that we will continue to be able to maintain and develop such relationships or, that if such relationships are developed, they will be successful. In selected countries, we also market our products through independent agents and distributors, as well as system integrators.

     As of March 31, 2002, we employed approximately 279 people in our sales marketing, service and support organization, approximately 80% of who primarily support sales outside the United States. Sales personnel are highly trained to provide the customer with assistance in selecting and configuring a digital microwave system suitable for the customer’s particular needs. Our customer service and support personnel provide customers with training, installation, service and maintenance of our systems under contract. We generally offer a 27 month (which includes 3 months for installation either by us or the buyer) limited warranty for all customers on all of our products. We provide warranty and post-warranty services from our manufacturing locations in the United States and New Zealand and our service centers in the United Kingdom and the Philippines.

Research and Development

     We believe that our ability to enhance our current products, develop and introduce new products on a timely basis, maintain technological competitiveness and meet customer requirements is essential to our success. Accordingly, we allocate, and intend to continue to allocate, a significant portion of our resources to research and development efforts. During Fiscal 2002, we invested $18.5 million or 8.1% of net sales on research and development, compared to $24.0 million or 5.7% of net sales in Fiscal 2001 and $24.4 million or 8.1% of net sales in Fiscal 2000. We expect our research and development spending to remain at a significant percentage of sales in Fiscal 2003 as we deliver new high capacity products. As of March 31, 2002, we employed a total of approximately 118 people in our research and development organizations in San Jose, California and Wellington, New Zealand.

     The market for our products is characterized by rapidly changing technologies and evolving industry standards. Accordingly, our future performance depends on a number of factors, including our ability to identify emerging technological trends in our target markets, to develop and to maintain competitive products, to enhance our products by adding innovative features that differentiate our products from those of our competitors, and to manufacture and bring products to market quickly at cost-effective prices. We believe that the use of flexible architectures and components assists in the rapid deployment of new products and enhancements to satisfy customer, industry and market needs. We believe that to remain competitive in the future, we will need to continue to develop new products which require the investment of significant financial resources in product development. There can be no assurance, however, that we will successfully complete the development of any future products, that such products will achieve market acceptance or that such products will be capable of being manufactured at competitive prices in sufficient volumes. In the event that such products are not developed in a timely manner, do not gain market acceptance or are not manufacturable at competitive prices, our business, financial condition and results of operations could be harmed.

Manufacturing and Suppliers

     Our manufacturing operations consist primarily of final assembly, software configuration, and final test and quality control of materials and components. The manufacturing process consists primarily of supply chain management, extensive unit and environmental testing of critical subassemblies at each stage of the manufacturing process, final assembly of the terminals, and prior to shipment, quality assurance testing and inspection of all products. We have manufacturing facilities, which presently are located in San Jose, California, Wellington, New Zealand and in Campinas, Brazil. The manufacturing operations in San Jose, California and Wellington, New Zealand are certified to International Standards Organization (ISO) 9001, a recognized international quality standard. Our manufacturing facility in Campinas, Brazil is scheduled for ISO 9001 certification during Fiscal 2003. The manufacturing facility in Wellington, New Zealand is also certified to ISO 14001, an internationally recognized environmental quality standard. As of March 31, 2002, we maintained a staff of 234 manufacturing personnel.

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

     From time to time, we have experienced delays and other supply problems with our suppliers, but such delays and other problems have not had a significant impact on our operating results. We maintain continual communication between our management and the management of our key suppliers to ensure that production requirements and constraints are taken into account in each of our respective production plans.

Backlog

     Our backlog at March 31, 2002 was $94.1 million, as compared with $160.3 million at March 31, 2001. We only include orders scheduled for delivery within twelve months in our backlog. Product orders in our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period because of the timing of orders, delivery intervals, customer and product mix, and the possibility of changes in delivery schedules and additions or cancellations of orders.

Competition

     The wireless interconnection and access business is a specialized segment of the wireless telecommunications industry and is extremely competitive. We expect that competition will increase. Many of our competitors have more extensive engineering, manufacturing and marketing capabilities and significantly greater financial, technical, and personnel resources than us. In addition, some of our competitors may have greater name recognition, broader product lines, a larger installed base of products and longer-standing customer relationships. Our existing and potential competitors include established and emerging companies, such as Alcatel, Ceragon Networks, L.M. Ericsson, Microwave Communications Division of Harris Corporation, NEC, Nera Telecommunications, Nokia, P-COM, Inc, Sagem AS, SIAE, Siemens AG, as well as several private companies currently in the startup stage. Some of our competitors have product lines that compete with ours, and are also original equipment manufacturers (OEMs) through which we market and sell our products. Some of our largest customers could internally develop the capability to manufacture products similar to those manufactured by us and, as a result, their demand for our products and services may decrease. We believe that our ability to compete successfully will depend on a number of factors both within and outside our control, including price, quality, availability, customer service and support, breadth of product line, product performance and features, rapid time-to-market delivery capabilities, reliability, timing of new product introductions by us, our customers and our competitors, and the ability of our customers to obtain financing. We cannot assure you that we will have the financial resources, technical expertise, or marketing, sales, distribution, and customer service and support capabilities to compete successfully. See “Factors That May Affect Future Financial Results.”

Government Regulation

     Radio communications are subject to regulation by United States laws, foreign laws and international treaties. Our equipment must conform to domestic and international requirements established to avoid interference among users of microwave frequencies and to permit interconnection of telecommunications equipment. We believe that we have complied with such rules and regulations with respect to our existing products. Any delays in compliance with respect to future products could delay the introduction of such products. In addition, radio transmission is subject to regulation by foreign laws and international treaties. Equipment to support these services can be marketed only if permitted by suitable frequency allocations and regulations. Failure by the regulatory authorities to allocate suitable frequency spectrum could harm our business, financial condition and results of operations.

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

Intellectual Property

     Our ability to compete will depend, in part, on our ability to obtain and enforce intellectual property protection for our technology in the United States and internationally. We rely upon a combination of trade secrets, trademarks, patents and contractual rights to protect our intellectual property. For example, we presently have seven patents, including one foreign patent, and one pending patent covering our products. In addition, we enter into confidentiality and invention assignment agreements with our employees, and enter into non-disclosure agreements with our suppliers and appropriate customers so as to limit access to and disclosure of our proprietary information. There can be no assurance that any steps taken by us will be adequate to deter misappropriation or impede independent third party development of similar technologies. In the event that such intellectual property arrangements are insufficient, our business, financial condition and results of operations could be harmed. Moreover, there can be no assurance that the protection provided to our intellectual property by the laws and courts of foreign nations will be substantially similar to the remedies available under United States law or that third parties will not assert infringement claims against us.

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

     The wireless telecommunication industry is characterized by frequent allegations of patent infringement among competitors and considerable related litigation. We may in the future be notified that we are infringing certain patent or other intellectual property rights of others. Although there are currently no such pending lawsuits against us or unresolved notices that we are infringing upon intellectual property rights of others, there can be no assurance that litigation or infringement claims will not occur in the future. Such litigation or claims could result in substantial costs and diversion of resources and could harm our business, financial condition and results of operations. In the event of an adverse result of any such litigation, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. There can be no assurance that we would be successful in such development or that any such license would be available on commercially reasonable terms.

Employees

     As of March 31, 2002, we employed 760 full-time and temporary employees. None of our employees are represented by a collective bargaining agreement. Our future performance will depend in large measure on our ability to attract and retain highly skilled employees. Competition for such personnel is intense and there can be no assurance that we will be successful in attracting and retaining highly skilled employees. We have never experienced a work stoppage and believe our relationship with our employees to be good. Due to the macroeconomic and capital spending issues affecting the telecommunications industry, we undertook a reduction in force of approximately 35% during Fiscal 2002.

Factors That May Affect Future Financial Results

     The statements in our Annual Report and this Annual Report on Form 10-K concerning our future products, expenses, revenues, gross margins, liquidity, and cash needs, as well as our plans and strategies, contain forward-looking statements concerning our future operations and financial results within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Such forward-looking statements include statements relating to new opportunities for wireless infrastructure suppliers, continued use of wireless systems as transmission links to support a variety of existing and expanding communications networks and applications, the use of wireless systems to address the connection requirements of several markets and applications, our ability to rapidly introduce and commercially ship new products and product enhancements that address changing market demands, the change in our customers’ requirements as the telecommunications services markets change and expand, the expansion of our product lines in response to the varying worldwide requirements of wireless networks, our competitive advantage in securing orders for our products and in servicing our customers, our need to continue to develop new products, our maintaining a high level of communication between all levels of our management and the management of our key suppliers, our ability to compete successfully, the competitive local exchange carrier (“CLEC”) market in Fiscal 2003, the pricing pressure among manufacturers of digital microwave telecommunications equipment, declining average sales prices, the impact of the economic crisis in Argentina on our financial position, the growth of our international sales and exchange rate gains and losses from unhedged foreign currency exposures. All statements, trend analyses and other information contained herein relative to markets for our services and products and trends in revenue, as well as other statements including such words as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “goal,” “intend,” and other similar expressions constitute forward-looking statements. These forward-looking statements are based on current expectations, and we assume no obligation to update this information. Numerous factors, such as economic and competitive conditions, timing and volume of incoming orders, shipment volumes, product margins, and foreign exchange rates, could cause actual results to differ materially from those described in these statements, and prospective investors and stockholders should carefully consider the factors set forth below in evaluating these forward-looking statements.

Competition could harm our ability to maintain or improve our position in the market and could decrease our revenues.

     The wireless interconnection and access business is a specialized segment of the wireless telecommunications industry and is extremely competitive. We expect that competition will increase. Many of our competitors have more extensive engineering, manufacturing and marketing capabilities and significantly greater financial, technical, and personnel resources than us. In addition, some of our competitors may have greater name recognition, broader product lines, a larger installed base of products and longer-standing customer relationships. Our existing and potential competitors include established and emerging companies, such as Alcatel, Ceragon Networks, L.M. Ericsson, Microwave Communications Division of Harris Corporation, NEC, Nera, Nokia, P-COM, Inc., Sagem AS, SIAE, Siemens AG, as well as several private companies currently in the startup stage. Some of our competitors have product lines that compete with ours, and are also original equipment manufacturers (OEMs) through which we market and sell our products. Some of our largest customers could internally develop the capability to manufacture products similar to those manufactured by us and, as a result, their demand for our products and services may decrease.

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

     We participate in a highly volatile industry that is characterized by vigorous competition for market share and rapid technological development. These factors could result in aggressive pricing practices and growing competition both from start-up companies and from well-capitalized telecommunication systems providers which, in turn, could decrease our revenues. In response to changes in our industry and market conditions, we may restructure our activities to more strategically realign our resources. This includes assessing whether we should consider disposing of or otherwise exiting businesses and reviewing the recoverability of our tangible and intangible assets. Any decision to limit investment in our tangible and intangible assets or to dispose of or otherwise exit businesses may result in the recording of accrued liabilities for special charges such as workforce reduction costs. Additionally, accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis of assets could change as a result of such assessments and decisions, and could harm our results of operations.

Because of the severe economic downturn in the world economy, and bankruptcies and financial difficulties in the competitive local exchange carrier business, the demand for our products and services may decrease.

     Due to the rapid and increasingly severe economic downturn in the United States, as well as the global tightening of the capital markets for the telecommunications and mobile cellular projects during calendar 2001 and the first calendar quarter of 2002, our business opportunities have decreased in the United States, Europe, Asia and other countries and geographic regions where we conduct business. To the extent that the economic downturn and the global tightening of the capital markets continue, the demand for our products and services may decrease further in these countries and geographical regions. In addition, the terrorist attack of September 11, 2001, the subsequent military response by the United States and future events occurring in response to or in connection with the attacks may have, and may continue to, negatively impact the economy in general. This could result in our customers delaying or canceling the purchase of our products, which would have a significant negative impact on our revenues. Due in part to the economic downturn, we undertook a worldwide reduction in work force of approximately 35% and closed our Seattle, Washington facility in Fiscal 2002. In addition, due to the collapse of the CLEC business in the United States, we expect little, if any, business from the CLEC market in Fiscal 2003.

Consolidation within the telecommunications industry and among suppliers could decrease our revenues.

     The telecommunications industry has experienced significant consolidation among its participants, and we expect this trend to continue. Some operators in this industry have experienced financial difficulty and have, or may, file for bankruptcy protection or be acquired by other operators. Other operators may merge and one or more of our competitors may supply products to such companies that have merged or will merge. This consolidation could result in purchasing decision delays by the merged companies and decrease opportunities for us to supply our products to the merged companies. We may also see similar consolidation among suppliers, which may further decrease our opportunity to market and sell our products.

Our average sales prices are declining, which is decreasing our gross profit margins.

     Currently, manufacturers of digital microwave telecommunications equipment are experiencing, and are likely to continue to experience, on-going price pressure. This price pressure has resulted in, and is expected to continue to result in, downward pricing pressure on our products. As a result, we have experienced, and expect to continue to experience, declining average sales prices for our products. Our future profitability is dependent upon our ability to improve manufacturing efficiencies, reduce costs of materials used in our products, and to continue to introduce new products and product enhancements. Our inability to respond to increased price competition will harm our business, financial condition and results of operations. Since our customers frequently negotiate supply arrangements far in advance of delivery dates, we must often commit to price reductions for our products before we are aware of how, or if, cost reductions can be obtained. As a result, current or future price reduction commitments could, and any inability by us to respond to increased price competition would, harm our business, financial condition and results of operations.

Financial difficulties confronting our customers expose us to increased credit risks and may decrease our revenues and profitability.

     Competitive local exchange carriers (CLECs), which comprised a significant segment of our customer base in Fiscal 2001, have since faced severe financial difficulties. Several major CLECs, such as Winstar and Teligent, have declared bankruptcy. As a result, our revenues were exposed to greater risks related to customer credit than they have been in recent periods. For Fiscal 2001, we recorded a reserve against receivables of $22.0 million for receivables that we were unable to collect from CLEC’s in the United States. In addition, in the second quarter of Fiscal 2002, we recorded an asset valuation charge of $5.0 million against some of our foreign accounts receivable. If the economic downturn continues, we may be forced to take additional reserves for receivables, which would decrease our profits.

Because a significant amount of our revenues comes from a few customers, the termination of any of these customer relationships may harm our business.

     Sales of our products are concentrated in a small number of customers. One customer accounted for approximately 15% of net sales for Fiscal 2002. Three customers accounted for approximately 16%, 15% and 12%, respectively, of the total accounts receivable balance at the end of the Fiscal 2002. The worldwide telecommunications industry is dominated by a small number of large corporations, and we expect that a significant portion of our future product sales will continue to be concentrated in a limited number of customers. In addition, our customers typically are not contractually obligated to purchase any quantity of products in any particular period and product sales to major customers have varied widely from period to period. In addition, as a result of the global tightening of the capital markets for the telecommunications and mobile cellular projects in calendar year 2001 and the first calendar quarter of 2002, the demand for our products and services has decreased and may continue to decrease. The loss of any existing customer, a significant reduction in the level of sales to any existing customer, or our inability to gain additional customers could result in further declines in our revenues. If these revenue declines occur, our business, financial condition, and results of operations would be harmed.

Due to our significant volume of international sales, we are susceptible to a number of political, economic and geographic risks that could harm our business if they occur.

     We are highly dependent on sales to customers outside the United States. During Fiscal 2000, 2001, and 2002 sales to international customers accounted for 79%, 69% and 92% of our net sales, respectively. A significant portion of these international sales is in lesser developed countries and we expect that international sales will continue to account for the majority of our net product sales for the foreseeable future. As a result, the occurrence of any international, political, economic or geographic event that adversely affects our business could result in significant revenue shortfalls. These revenue shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks and challenges of doing business internationally include:

•	unexpected changes in regulatory requirements;

•	fluctuations in foreign currency exchange rates;

•	imposition of tariffs and other barriers and restrictions;

•	management and operation of an enterprise spread over various countries;

•	burden of complying with a variety of foreign laws;

•	general economic and geopolitical conditions, including inflation and trade relationships; and

•	war and acts of terrorism.

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

     Many of our current and potential customers require significant capital funding to finance their telecommunications and mobile cellular projects, which include the purchase of our products and services. Due to the current tightening of capital markets worldwide, available funding for these projects has been and may continue to be unavailable to some customers and thereby slow or halt the purchase of our products and services. This reduction in demand has resulted in excess inventories on hand, and could result in additional excess inventories in the future. In Fiscal 2002, we recorded inventory valuation charges of $102.7 million for excess inventory and supplier commitments resulting from the reduction in our sales volume compared to the prior fiscal year. If funding continues to be unavailable to our customers or their customers, we may be forced to take additional reserves for excess inventory. We cannot assure you that we will be successful in matching our inventory purchases with anticipated shipment volumes. As a result, we may fail to control the amount of inventory on hand and may be forced to take unanticipated additional reserves. Such additional inventory reserves, if required, would decrease our profits.

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

     Due to the specialized nature of our business, our future performance is highly dependent upon the continued services of our key engineering personnel and executive officers, including Charles D. Kissner, who currently serves as our Chairman of the Board and Chief Executive Officer. The loss of any key personnel could harm our business. Our prospects depend upon our ability to attract and retain qualified engineering, manufacturing, marketing, sales and management personnel for our operations. Competition for personnel is intense and we may not be successful in attracting or retaining qualified personnel. The failure of any key employee to perform in his or her current position or our inability to attract and retain qualified personnel could harm our business and deter our ability to expand our business.

If we are unable to protect our intellectual property rights adequately, we may be deprived of legal recourse against those who misappropriate our intellectual property.

     Our ability to compete will depend, in part, on our ability to obtain and enforce intellectual property protection for our technology in the United States and internationally. We currently rely upon a combination of trade secrets, trademark, patents and contractual rights to protect our intellectual property. In addition, we enter into confidentiality and invention assignment agreements with our employees, and enter into non-disclosure agreements with our suppliers and appropriate customers so as to limit access to and disclosure of our proprietary information. We cannot assure you that any steps taken by us will be adequate to deter misappropriation or impede independent third party development of similar technologies. In the event that such intellectual property arrangements are insufficient, our business, financial condition and results of operations could be harmed. Moreover, we have significant operations in the United Kingdom and New Zealand, and our business is highly dependent on sales to customers outside the United States. We cannot assure you that the protection provided to our intellectual property by the laws and courts of foreign nations will be substantially similar to the remedies available under United States law. Furthermore, we cannot assure you that third parties will not assert infringement claims against us based on foreign intellectual property rights and laws that are different from those established in the United States.

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

     The existing and potential market for our products and technology are characterized by ever-increasing performance requirements, evolving industry standards, rapid technological changes and product obsolescence. These characteristics lead to frequent new products and technology introductions and enhancements, shorter product life cycles and changes in customer demands. We cannot assure you that we will be successful in developing or marketing any of our products currently being developed. Moreover, we cannot assure you that we will not experience difficulties that could further delay or prevent the successful development, introduction and sale of future products, or that these products will adequately meet the requirements of the marketplace and achieve market acceptance.

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

We may incur significant expenses if we decide to change our independent public accounting firm.

     On March 14, 2002, our independent public accounting firm, Arthur Andersen LLP (“Arthur Andersen”), was indicted on federal obstruction of justice charges arising from the government’s investigation of Enron Corp. Arthur Andersen has indicated that it intends to contest vigorously the indictment. The Securities and Exchange Commission (“SEC”) has said that it will continue accepting financial statements audited by Arthur Andersen, as well as interim financial statements reviewed by the firm, so long as Arthur Andersen is able to make certain representations to its clients. We do not know the impact of the indictment, or whether additional indictments may be made by the Department of Justice. Accordingly, we have received proposals from various other accounting firms and expect to change our independent public accountants during the first quarter of Fiscal 2003. In that case, we may incur significant expenses in familiarizing the new accountants with our accounting.

Item 2. Properties

     Our corporate offices and principal research, development and manufacturing facilities are located in San Jose, California in three leased buildings aggregating approximately 132,000 square feet. We also lease three buildings in Milpitas, California totaling 80,000 square feet that are used for sales administration and warehousing. Although we have discontinued our Seattle operations we have an ongoing lease commitment. The Seattle facility consists of two leased buildings aggregating approximately 124,000 square feet of office and manufacturing space.

     We also own a 44,000 square foot service and repair facility in Hamilton, Scotland and lease 10,000 square feet in Coventry, England. We plan to move from the Coventry building to smaller premises in Fiscal 2003. We lease 2,000 square feet of office space and own an additional 28,000 square feet of office and manufacturing space in Wellington, New Zealand. Additionally, we also lease an aggregate of approximately 40,000 square feet worldwide for sales, customer service and support offices. We believe these facilities are adequate to meet our anticipated needs for the foreseeable future.

Item 3. Legal Proceedings

     We may be a defendant at any time in various suits and are subject to various claims that arise in the normal course of business. In the opinion of management, the ultimate disposition of these proceedings will not harm our consolidated financial position, liquidity or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

     The section labeled “Quarterly Financial Data” appearing in our 2002 Annual Report to Stockholders is incorporated herein by reference.

Item 6. Selected Financial Data

     The section labeled “Selected Consolidated Financial Data” appearing in our 2002 Annual Report to Stockholders is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2002 Annual Report to Stockholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk:

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We invest in high-credit quality issuers with a short-term bond rating of A/A2 or better or a long-term bond rating of A or better and, by policy, limit the amount of credit exposure to any one issuer and country. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. The portfolio is also diversified by tenor to ensure that funds are readily available as needed to meet our liquidity needs. This policy minimizes the requirement to sell securities in order to meet liquidity needs and therefore the potential effect of changing market rates on the value of securities sold.

     The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio.

	Expected Maturity Dates
	Years Ended March 31

	2003	2004	2005	2006	2007

	(In Thousands)
Cash equivalents and short-term investments	$71,234	$1,035	—	—	—
Weighted average interest rate	2.15%	4.03%	—	—	—

     The primary objective of our short-term investment activities is to preserve principal while at the same time maximize yields, without significantly increasing risk. Our short-term investments are for fixed interest rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have been immaterial. Investments are generally not held for more than one year. The average length of investments held at the end of Fiscal 2002 was 66 days and had an average yield of 2.2% per annum.

     We are exposed to equity price risks on the marketable portion of equity securities included in our portfolio of investments purchased for the promotion of business and strategic objectives. These investments are generally in companies in the telecommunications industry sector, many of which are small capitalization stocks. We typically have not attempted to reduce or eliminate our market exposure on these securities. A 20% adverse change in equity prices would result in an approximate $0.1 million decrease in the fair value of our available-for-sale securities as of March 31, 2002.

     As of March 31, 2002, unrealized losses on investments were $0.2 million. We consider this loss to be temporary in nature and accordingly this unrealized loss has been recorded in accumulated other comprehensive loss and the investment has been recorded at fair value on our balance sheet. During Fiscal 2002, we recorded a permanent impairment for certain investments of $7.9 million.

Exchange Rate Risk:

     We routinely use forward foreign exchange contracts to hedge our net exposures, by currency, related to the monetary assets and liabilities of our operations denominated in non-functional currencies. In addition, we enter into forward foreign exchange contracts to establish with certainty the U.S. dollar amount of future firm commitments denominated in a foreign currency. The primary business objective of this hedging program is to minimize the gains and losses resulting from exchange rate changes. At March 31, 2002 and 2001, we held forward contracts in the aggregate amount of $24.5 million and $47.7 million, respectively, primarily in British pounds, New Zealand dollars and the euro. The amount of unrealized loss on these contracts at March 31, 2002 was insignificant.

     Given our foreign exchange position, a change in foreign exchange rates upon which these foreign exchange contracts are based would result in exchange gains and losses. In all material aspects, these exchange gains and losses would be offset by exchange gains and losses on the underlying net monetary exposures and firm commitments for which the contracts are designated as hedges. We do not expect material exchange rate gains and losses from unhedged foreign currency exposures.

     We do not enter into foreign currency transactions for trading or speculative purposes. We attempt to limit our exposure to credit risk by executing foreign exchange contracts with high-quality financial institutions. A discussion of our accounting policies for derivative financial instruments is included in the notes to the financial statements.

We have a subsidiary in Argentina. Recently, the value of the Argentine Peso has experienced a rapid decline due to the economic crisis and financial instability within the country. It is our belief that the situation in Argentina is not likely to have a material impact on our financial position.

Item 8. Financial Statements and Supplementary Data

     The consolidated financial statements and supplementary data, and related notes and Report of Independent Public Accountants appearing in our 2002 Annual Report to Stockholders are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The section labeled “Directors and Executive Officers” of our definitive Proxy Statement to be filed hereafter for the annual meeting of stockholders to be held on August 13, 2002 is incorporated herein by reference.

Item 11. Executive Compensation

     The section entitled “Compensation of Directors And Certain Executive Officers,” of our definitive Proxy Statement to be filed hereafter for the annual meeting of stockholders to be held on August 13, 2002 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Management related Stockholder Matters.

     The section labeled “Security Ownership of Certain Beneficial Owners and Management” of our definitive Proxy Statement to be filed hereafter for the annual meeting of stockholders to be held on August 13, 2002 is incorporated herein by reference.

     In response to the SEC’s Release No. 33-8048, the following information is being provided:

     Securities Authorized for issuance under Equity Compensation Plans

	(a)	(b)	(c)

Number of
	securities to be		Number of securities
	issued upon	Weighted-average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding	outstanding	under plans (excluding
	options, warrants	options, warrants	securities listed in
Plan Category	and rights	and rights	column (a))

Equity compensation plans approved by security holders	7,024,314	$13.21	3,869,110
Equity compensation plans not approved by security holders	753,150	$9.32	44,901
Total	7,777,464	$13.21	3,914,011

Item 13. Certain Relationships and Related Transactions

     The section labeled “Certain Relationships and Related Transactions” of our definitive Proxy Statement to be filed hereafter for the annual meeting of stockholders to be held on August 13, 2002 is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Index to Financial Statements

The following consolidated financial statements are contained in our 2002 Annual Report to Stockholders and are incorporated herein by reference pursuant to Item 8:

(i)	Consolidated Balance Sheets as of March 31, 2002 and 2001.

(ii)	Consolidated Statements of Operations for each of the three years in the period ended March 31, 2002.

(iii)	Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended March 31, 2002.

(iv)	Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2002.

(v)	Notes to Consolidated Financial Statements.

(vi)	Report of Independent Public Accountants.

2.	Statement Schedules

The following consolidated financial statement schedule for each of the three years in the period ended March 31, 2002 is submitted herewith:

Schedule II: Valuation and Qualifying Accounts and Reserves.

Consent of Arthur Andersen LLP, Independent Public Accountants

Schedules not listed above have been omitted because they are not applicable or required, or information required to be set forth therein is included in the Consolidated Financial Statements, including the Notes thereto, incorporated herein by reference.

3.	Exhibits

The exhibits listed on the Exhibit Index beginning on Page 31 hereof.

(b)	We filed two Form 8-K’s on March 1, 2002

(c)	See Item 14(a)3 above.

(d)	See Item 14(a)2 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2002.	DMC STRATEX NETWORKS, INC

	By:	/s/ Charles D. Kissner

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

Signatures	Signing Capacity	Date

/s/ Charles D. Kissner Charles D. Kissner	Chairman of the Board and Chief Executive Officer	May 15, 2002

/s/ Carl A. Thomsen Carl A. Thomsen	Senior Vice President, Chief Financial Officer & Secretary (Principal Financial and Accounting Officer)	May 15, 2002

/s/ Richard C. Alberding Richard C. Alberding	Director	May 15, 2002

/s/ Paul S. Bachow Paul S. Bachow	Director	May 15, 2002

/s/ John W. Combs John W. Combs	Director	May 15, 2002

/s/ James D. Meindl James D. Meindl	Director	May 15, 2002

/s/ V. Frank Mendicino V. Frank Mendicino	Director	May 15, 2002

/s/ William A. Hasler William A. Hasler	Director	May 15, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To DMC Stratex Networks, Inc.:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in DMC Stratex Networks, Inc.’s 2002 Annual Report incorporated by reference in this Form 10-K, and have issued our report thereon dated April 22, 2002. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in item 14a(2) is the responsibility of our management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

San Jose, California
April 22, 2002

Schedule II

DMC Stratex Networks, Inc.
Valuation and Qualifying Accounts and Reserves
(In thousands)

	Balance at	Charged to			Balance
	Beginning of	Costs and	Deductions/		at End
Description	Year	Expenses	Write-off		of Year

Year Ended March 31, 2002 Allowance for doubtful accounts	$26,643	$6,530	$(23,858)		$9,315
Year Ended March 31, 2001 Allowance for doubtful accounts	$4,652	$23,608	$(1,617	)(A)	$26,643
Year Ended March 31, 2000 Allowance for doubtful accounts	$3,261	$853	$538	(A)	$4,652

(A)	Net of transfers from other reserve accounts.

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Certificate of Ownership and Merger merging DMC Stratex Networks, Inc. into Digital Microwave Corporation (incorporated by reference to Exhibit 2.1 to the company’s Quarterly Report on Form 10-Q filed on August 11, 2000).
3.1	Restated Certificate of Incorporation, amended as of August 9, 2000 (incorporated by reference to Exhibit 3.1 to the company’s Quarterly Report on Form 10-Q filed on August 11, 2000).
3.2	Amended and Restated Bylaws, dated as of October 17, 2001 (incorporated by reference to Exhibit 3.2 to the company’s Quarterly Report on Form 10-Q filed on November 13, 2001).
4.1	Form of Indenture (incorporated by reference to Exhibit 4.3 to the company’s registration statement filed on Form S-3 on November 28, 2000).
4.2	Form of Debt Warrant Agreement, including form of Debt Warrant Certificate (incorporated by reference to Exhibit 4.4 to the company’s Registration Statement filed on Form S-3 on November 28, 2000).
4.3	Form of Common Stock Warrant Agreement, including form of Common Stock Warrant Certificate (incorporated by reference to Exhibit 4.5 to the company’s Registration Statement filed on Form S-3 on November 28, 2000).
4.4	Form of Senior Debenture (incorporated by reference to Exhibit 4.6 to the company’s Registration Statement filed on Form S-3 on November 28, 2000).
10.1	DMC Stratex Networks, Inc. 1984 Stock Option Plan, as amended and restated on June 11, 1991 (incorporated by reference to Exhibit 10.1 to the company’s Annual Report on Form 10-K for the year ended March 31, 1991).
10.2	Form of Installment Incentive Stock Option Agreement (incorporated by reference to Exhibit 28.2 to the company’s Registration Statement on Form S-8 (File No. 33-43155)).
10.3	Form of Installment Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 28.3 to the company’s Registration Statement on Form S-8 (File No. 33-43155)).
10.4	Form of Indemnification Agreement between the company and its directors and certain officers (incorporated by reference to Exhibit 10.16 to the company’s Registration Statement on Form S-1 (File No. 33-13431)).

Exhibit
Number	Description

10.5	DMC Stratex Networks, Inc. 1994 Stock Incentive Plan, as amended and restated (incorporated by reference to the company’s Proxy Statement for the Annual Meeting of Stockholders to be held on August 4, 1998).
10.6	DMC Stratex Networks, Inc. 1998 Non-Officer Employee Stock Option Plan (incorporated by reference to Exhibit 99.1 to the company’s Registration Statement on Form S-8 (File No. 333-48535)).
10.7	Restated Employment Agreement, dated as of August 3, 1998, by and between DMC Stratex Networks, Inc. and Charles D. Kissner (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
10.8	DMC Stratex Networks, Inc. 1999 Non-Officer Employee Restricted Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the company’s Registration Statement on Form S-8 (File No. 333-76233)).
10.9	DMC Stratex Networks, Inc. 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the company’s Registration Statement on Form S-8 (File No. 333-80281)).
10.10	Form of Employment Agreement between the company Paul A. Kennard, Sam Smookler and Carl A. Thomsen (incorporated by reference to Exhibit 10.33 to the company’s Annual Report on Form 10-K for the year ended March 31, 1999).
10.11	Form of Employment Agreement between John C. Brandt, Carol A. Goudey and John P. O’Neil (incorporated by reference to Exhibit 10.34 to the company’s Annual Report on Form 10-K for the year ended March 31, 1999).
10.12	Lease, dated February 16, 2000, by and between Corporate Technology Centre Associates II LLC and DMC Stratex Networks, Inc., relating to 130 Rose Orchard Way, San Jose, California (incorporated by reference to Exhibit 10.24 to the company’s Annual Report on Form 10-K for the year ended March 31, 2000).
10.13	Lease, dated February 16, 2000, by and between Corporate Technology Centre Associates II LLC and DMC Stratex Networks, Inc., relating to 170 Rose Orchard Way, San Jose, California (incorporated by reference to Exhibit 10.25 to the company’s Annual Report on Form 10-K for the year ended March 31, 2000).
10.14	Lease, dated February 16, 2000, by and between Corporate Technology Centre Associates II LLC and DMC Stratex Networks, Inc., relating to 180 Rose Orchard Way, San Jose, California (incorporated by reference to Exhibit 10.26 to the company’s Annual Report on Form 10-K for the year ended March 31, 2000).

Exhibit
Number	Description

13.1	Portions of 2002 Annual Report to Stockholders incorporated herein by reference.
21.1	List of subsidiaries.
23.1	Consent of Independent Public Accountants (in this Annual Report on Form 10-K)
24.1	Power of Attorney (in this Annual Report on Form 10-K)
99.1	Company Representation From Independent Accountant.