Form 10-Q
period 2002-06-30
DMC STRATEX NETWORKS INC
filed 2002-08-14
CIK 812703

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission file number: 0-15895

June 30, 2002

DMC STRATEX NETWORKS, INC.
(Exact name of registrant specified in its charter)

Delaware	77-0016028

(State or other jurisdiction	(IRS employer
of incorporation or organization)	identification number)

170 Rose Orchard Way
San Jose, CA	95134

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:	(408) 943-0777

                 Registrant’s former name: Digital Microwave Corporation

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	No

The number of outstanding shares of the Registrant’s common stock, par value $.01 per share, was 82,533,977 on August 06, 2002.

INDEX

PAGE

COVER PAGE	1

INDEX	2

PART I — FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets	3

Condensed Consolidated Statements of Operations	4

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6-16

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-25

Factors That May Affect Future Financial Results	26-33

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	34

PART II — OTHER INFORMATION

Item 1 – Legal Proceedings	35

Item 6 - Exhibits and Reports on Form 8-K	35

SIGNATURE	36

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS

DMC STRATEX NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2002	March 31, 2002

ASSETS

Current assets:

Cash and cash equivalents	$27,926	$35,888

Short-term investments	53,222	49,786

Accounts receivable, net	47,687	42,953

Inventories	25,085	31,094

Other current assets	13,821	10,775

Total current assets	167,741	170,496

Property and equipment, net	38,019	41,694

Other assets	704	1,927

Total assets	$206,464	$214,117

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$24,321	$20,579

Income taxes payable	914	—

Accrued liabilities	25,611	19,406

Total current liabilities	50,846	39,985

Long – term liabilities	12,711	6,675

Total liabilities	63,557	46,660

Commitments and contingencies	—	—

Stockholders’ equity:

Common stock and paid-in capital	457,264	456,910

Accumulated deficit	(302,019)	(279,156)

Accumulated other comprehensive loss	(12,338)	(10,297)

Total stockholders’ equity	142,907	167,457

Total liabilities and stockholders’ equity	$206,464	$214,117

See accompanying Notes to Condensed Consolidated Financial Statements.

DMC STRATEX NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	June 30,

	2002	2001

Net sales	$49,319	$76,684

Cost of sales	39,876	56,537

Inventory valuation charges (benefit)	(1,107)	23,944

Gross profit (loss)	10,550	(3,797)

Operating expenses

Selling, general and administrative	14,596	15,718

Research and development	3,622	5,919

Restructuring costs	14,173	11,001

Total operating expenses	32,391	32,638

Operating loss	(21,841)	(36,435)

Other income (expense):

Interest income	418	549

Interest expense	(142)	(22)

Other expense, net	(355)	(1,200)

Other than temporary impairment of investments	(146)	(8,339)

Loss before provision for income taxes	(22,066)	(45,447)

Provision for income taxes	797	622

Net loss	$(22,863)	$(46,069)

Basic and diluted loss per share	$(0.28)	$(0.62)

Basic and diluted weighted average shares outstanding	82,380	73,840

See accompanying Notes to Condensed Consolidated Financial Statements.

DMC STRATEX NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,

	2002	2001

Cash flows from operating activities:

Net loss	$(22,863)	$(46,069)

Adjustments to reconcile net loss to net cash used for operating activities:

Depreciation and amortization	3,613	4,837

Loss on disposal of property and equipment	51	—

Provision for uncollectible accounts	99	30

Inventory valuation charges and provision for inventory and warranty reserves	1,432	27,620

Non-cash restructuring charges	1,784	1,105

Permanent impairment of investments	146	8,339

Changes in assets and liabilities

(Increase) decrease in accounts receivable	(5,437)	27,397

(Increase) decrease in inventories	5,139	(27,382)

Increase in other current assets and other assets	(2,245)	(94)

Increase (decrease) in accounts payable	3,814	(2,637)

Increase (decrease) in income taxes payable	911	(381)

Increase in accrued liabilities	4,013	7,689

Increase in long-term liabilities	6,036	—

Net cash provided by (used for) operating activities	(3,507)	454

Cash flows from investing activities:

Purchase of short-term investments	(67,712)	(20,345)

Proceeds from sale of short-term investments	64,277	11,234

Purchase of property and equipment	(1,246)	(1,853)

Net cash used for investing activities	(4,681)	(10,964)

Cash flows from financing activities:

Proceeds from sales of common stock	354	840

Net cash provided by financing activities	354	840

Effect of exchange rate changes in cash	(128)	(216)

Net decrease in cash and cash equivalents	(7,962)	(9,886)

Cash and cash equivalents at beginning of period	35,888	25,963

Cash and cash equivalents at end of period	$27,926	$16,077

SUPPLEMENTAL DATA

Interest paid	$3	$23

Income taxes paid	$18	$161

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

While the financial information furnished is unaudited, the financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in connection with the Company’s financial statements included in its annual report and Form 10-K for the fiscal year ended March 31, 2002, filed with the Securities and Exchange Commission on May 15, 2002.

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statement of cash flows, we consider all highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents.

We have issued letters of credit to various customers through several financial institutions for bid and performance bonds. In connection with the issuance of these letters of credit, we have restricted $0.7 million of cash as collateral for these specific obligations. In addition, we have restricted $0.1 million of cash as collateral to cover the foreign exchange contracts made with one of the financial institutions to hedge our foreign currency risk exposure.

SHORT- TERM INVESTMENTS

We invest our excess cash in high-quality and easily marketable instruments to ensure that cash is readily available for use in our current operations. Accordingly, all of our marketable securities are classified as “available-for-sale” in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115. All investments are reported at fair market value with the related unrealized holding gains and losses reported as a component of accumulated other comprehensive loss. Unrealized holding losses on the portfolio as of June 30, 2002 were insignificant. At June 30, 2002, our available-for-sale securities had contractual maturities ranging from 1 day to 319 days, with a weighted average maturity of 91 days.

There were no impairment losses on our short-term investments in marketable securities in the first quarter of fiscal 2003. There were impairment losses of approximately $8.3 million during the first quarter of fiscal 2002. Of this $8.3 million loss, $0.9 million was on our short-term investments in marketable securities and the remaining $7.4 million was on our equity investments which are discussed in the “Other Assets” footnote below. We

DMC STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

determined that the recorded value for these certain investments exceeded their fair value and that these losses were other than temporary in nature.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market, where cost includes material, labor and manufacturing overhead. Inventories, net of reserves, consist of (in thousands):

	June 30, 2002	March 31, 2002

Raw materials	$12,873	$19,346

Work in process	7,980	5,527

Finished goods	4,232	6,221

	$25,085	$31,094

In the first quarter of fiscal 2003, we realized a $1.1 million benefit due to sale of excess inventory which had been fully reserved in periods prior to the quarter ending June 30, 2002.

OTHER ASSETS

Included in other assets are equity investments and long-term deposits for premises leased by us. The equity investments were purchased for the promotion of business and strategic objectives. Equity investments represent voting interest of less than 20% and are accounted for under the cost method because the Company is not able to exercise significant influence over the investee. Equity investments in marketable securities are classified as “available-for-sale” in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115 and reported at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Equity investments in non-marketable securities are recorded at cost. We continually review these equity investments to evaluate whether conditions have occurred that would suggest an impairment of carrying value. Impairment losses of $0.1 million were recorded in the first quarter of fiscal 2003 on our equity investments in marketable securities. During the first quarter of fiscal 2002 we had recorded an impairment loss of $7.4 million on our equity investments. This loss consisted of a $3.3 million loss on our equity investments in marketable securities and a $4.1 million loss on our equity investments in non-marketable securities. We determined that the recorded value for these certain investments exceeded their fair value and that these losses were other than temporary in nature.

DMC STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ACCRUED LIABILITIES

Accrued liabilities included the following (in thousands):

	June 30, 2002	March 31, 2002

Customer deposits	$1,236	$1,804

Accrued payroll and benefits	2,365	2,461

Accrued commissions	2,637	2,533

Accrued warranty	4,792	4,674

Accrued restructuring	10,480	3,534

Other	4,101	4,400

	$25,611	$19,406

CURRENCY TRANSLATION

The functional currency of the Company’s subsidiaries located in the United Kingdom and New Zealand is the U.S. dollar. Accordingly, all of the monetary assets and liabilities of these subsidiaries are remeasured into U.S. dollars at the current exchange rate as of the applicable balance sheet date, and all non-monetary assets and liabilities are remeasured at historical rates. Sales and expenses are remeasured at the average exchange rate prevailing during the period. Gains and losses resulting from the remeasurement of the subsidiaries’ financial statements are included in the consolidated statements of operations. The Company’s other international subsidiaries use their local currency as their functional currency. Assets and liabilities of these subsidiaries are translated at the current exchange rates in effect at the balance sheet date, and income and expense accounts are translated at the average exchange rates during the period. The resulting translation adjustments are included in accumulated other comprehensive loss in the accompanying financial statements.

DERIVATIVE FINANCIAL INSTRUMENTS

Effective April 1, 2001, we adopted Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), which requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives that are not designated, or are not effective as hedges, must be recognized currently in earnings.

Our policy is to hedge forecasted and actual foreign currency risk with forward contracts that generally expire within nine months. Derivatives are employed to eliminate, reduce, or transfer selected foreign currency risks that can be identified and quantified with confidence. Specifically, we hedge foreign currency risks relating to firmly committed backlog, open purchase orders and non-functional currency monetary assets and liabilities. Derivatives hedging non-functional currency monetary assets and liabilities are recorded on the balance sheet at fair value and changes in fair value are recognized currently in earnings.

DMC STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Additionally, we hedge forecasted non-U.S. dollar sales and non-U.S. dollar purchases. In accordance with FAS 133, hedges of such anticipated transactions are designated and documented at inception as “cash flow hedges” and are evaluated for effectiveness, excluding time value, at least quarterly. We record effective changes in the fair value of these cash flow hedges in accumulated other comprehensive income (“OCI”) until the transaction occurs, at which time the changes are reclassified to revenue and cost of sales, respectively. All amounts accumulated in OCI at quarter end will be reclassified to earnings within the next 12 months. A gain of $0.1 million was recognized in other income and expense in first quarter of fiscal 2003 related to excluding time value from effectiveness testing and ineffectiveness resulting from forecasted transactions that did not occur.

The following table summarizes the activity in OCI, with regard to the changes in fair value of derivative instruments, for the first quarter of fiscal 2003 (in thousands):

Three Months Ended June 30, 2002

Beginning balance as on April 1, 2002	$142

Net changes	(227)

Reclassifications to revenue	(172)

Ending balance	$(257)

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject us to concentrations of credit risk consist principally of temporary cash investments and trade receivables. We have cash investment policies that limit the amount of credit exposure to any one financial institution and restrict placement of investments to financial institutions evaluated as highly creditworthy, with a short-term bond rating of A/A2 or better or a long-term bond rating of A or better. Accounts receivable concentrated with certain customers primarily in the telecommunications industry and in certain geographic locations may subject us to concentration of credit risk. One customer accounted for approximately 17% of net sales for the first quarter of fiscal 2003. Two customers accounted for approximately 19% and 17%, respectively, of the total accounts receivable balance at June 30, 2002. No other customer accounted for more than 10% of the total accounts receivable balance at the end of first quarter of fiscal 2003. We actively market and sell products in Africa, Asia, Europe, the Middle East and the Americas. We perform on-going credit evaluations of our customers’ financial conditions and generally require no collateral, although sales to Asia, Eastern Europe and the Middle East are primarily paid through letters of credit.

DMC STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

REVENUE RECOGNITION

We recognize revenue pursuant to Staff Accounting Bulletin No. 101 (SAB 101) “Revenue Recognition in Financial Statements.” Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that the arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured.

In accordance with SAB 101, revenues from product sales are generally recognized when title and risk of loss passes to the customer, except when product sales are combined with significant post-shipment installation services. Under this exception, revenue is deferred until such services have been performed. Service and repair revenue, which is l4.1% of net sales for the first quarter of fiscal 2003, is recognized when the related services and repairs are delivered. Service revenue for the first quarter of fiscal 2003 is 8.3% of net sales for that quarter.

At the time revenue is recognized, we establish an accrual for estimated warranty expenses associated with our sales, recorded as a component of cost of revenue. Our standard warranty is generally for a period of 27 months from the date of sale (which includes 3 months for installation either by us or the buyer) and our warranty accrual represents our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While we believe that our warranty accrual is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what will actually transpire in the future. If our actual warranty costs are greater than the accrual, cost of revenues will increase in the future.

NET LOSS PER SHARE

Basic earnings per share (EPS) excludes dilution and is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period excluding the weighted average common shares subject to repurchase. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (common stock options and warrants using the treasury stock method) were exercised into common stock. Potential common shares in the diluted EPS computation are excluded in net loss periods, as their effect would be antidilutive.

LITIGATION AND CONTINGENCIES

The Company is subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, these proceedings should not have a material adverse effect on the business, financial position, and results of operations of the Company.

DMC STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

RESTRUCTURING CHARGES

During fiscal 2002, the industry experienced a severe downturn in the global economy which impacted our revenues significantly. In response to this downturn, we announced several restructuring programs in fiscal 2002 to focus on profit contribution by reducing expenses and improving operational efficiency. These restructuring programs included consolidation of our U.S. manufacturing operations by relocating our Seattle, Washington operations to our San Jose, California facility, a worldwide reduction in workforce and a consolidation of additional excess facilities. In the first quarter of fiscal 2003, we continued to see slowdown in the economy and tightening in the capital market. As we do not expect any significant recovery in the economy in the near future we took steps in the first quarter of fiscal 2003 to further improve processes, to reduce costs and to improve asset management. As part of this improvement program we entered into an agreement for outsourcing our San Jose manufacturing operations to Microelectronics Technology Inc. (MTI), our manufacturing partner in Taiwan. We believe this transition of manufacturing operations will help us lower fixed costs and improve our gross margins and asset turnover. As a result of changes associated with this agreement, as well as other reductions in operating expenses and facilities, we recorded restructuring charges of $14.2 million in the first quarter of fiscal 2003. This restructuring charge consisted of $2.8 million for employee severance and benefits, $8.2 million for vacated building lease obligations, $0.6 million for legal costs, $3.3 million for transition costs related to outsourcing of our manufacturing operations as mentioned above and $1.8 for the write off of manufacturing equipment. These restructuring costs were reduced by $2.5 million which represented the amount reimbursable from MTI for the costs relating to transfer of certain of our manufacturing assets by MTI in accordance with our agreement with them.

The severance and benefit charges of $2.8 million are for our reduction in workforce by approximately 153 employees, with reductions affecting primarily the manufacturing area due to the outsourcing of San Jose, California manufacturing operations. As of June 30, 2002 almost all affected employees had been notified and 40 employees had been terminated. The remaining affected employees will be terminated by December 31, 2002.

During fiscal 2002, we had recorded restructuring and receivable valuation charges of $24.6 million. This consisted of $8.4 million for employee severance and benefits, $11.2 million for facility-related and other costs (including $8.6 million for vacated building lease obligations, $2.1 million for the loss on impairment of equipment, $0.1 million for legal costs and $0.4 million for the write off of goodwill) and $5.0 million for uncollectible accounts receivable. There were cumulative cash payments and non-cash expenses against this provision of $7.7 million and $7.5 million, respectively, resulting in an ending provision balance at March 31, 2002 of $9.4 million. The cash payments related primarily to workforce reduction payments and the non-cash expenses related primarily to equipment and receivable valuation charges.

The vacated building lease obligations of $8.2 million and $8.6 million recorded in first quarter of fiscal 2003 and in fiscal 2002, respectively, included payments required under lease contracts, less estimated sublease income after the property was abandoned. To determine the lease loss, certain assumptions were made related to the (1) time period over which the building will remain vacant, (2) sublease terms, (3) sublease rates and (4)

DMC STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

an estimate of brokerage fees. Should operating lease rental rates continue to decline in the current market or should it take longer than expected to find a suitable tenant to sublease the Seattle, Washington; San Jose, California and Coventry, United Kingdom facilities, adjustments to the facilities lease losses reserve will be made in future periods, if necessary, based upon the future actual events and circumstances.

The following table summarizes the balance of the restructuring accrual as of June 30, 2002 and the type and amount of restructuring costs utilized during the first quarter of fiscal 2003 (in millions):

	Severance and
	Benefits	Facilities and Other	Total

Balance as of April 1, 2002	$2.3	$7.1	$9.4

Provision	2.8	11.4	14.2

Cash payments	(1.2)	(0.8)	(2.0)

Non-cash expenses	—	(1.8)	(1.8)

Reimbursable transition costs	—	2.5	2.5

Balance as of June 30, 2002	$3.9	$18.4	$22.3

The remaining accrual balance as of June 30, 2002 of $22.3 million is expected to be paid out in cash. We expect all of the remaining cash restructuring charges of $22.3 million to be paid out in fiscal 2003 with the exception of severance and benefit costs of approximately $0.3 million, which will be paid out in fiscal 2004 and vacated building lease obligations of $14.0 million and $0.6 million, which are expected to be paid out over the next nine years and sixteen years, respectively.

COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income,” which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The following table reconciles comprehensive income under the provisions of SFAS 130 (in thousands):

DMC STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended
	June 30,

	2002	2001

Net loss	$(22,863)	$(46,069)

Other comprehensive income (loss) net of tax:

Unrealized currency translation loss	(2,208)	(921)

Unrealized holding gain (loss) on investments	167	2,688

Comprehensive loss	$(24,904)	$(44,302)

As of June 30, 2002, the reduction in the unrealized holding gain (loss) was due to realized losses on investments.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued FASB Statement No. 143 (FAS 143), “Accounting for Asset Retirement Obligations”. FAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period which it is incurred if a reasonable estimate of fair value can be made. Companies are required to adopt FAS 143 for fiscal years beginning after June 15, 2002, but early adoption is encouraged. We are in the process of determining the impact this standard will have on our financial position and results of operations, although we do not anticipate that the adoption of this standard will have a material impact on our financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121 by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and by broadening the presentation of discontinued operations to include more disposal transactions. The Statement will be effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 will not have a material impact on our financial position or results of operations.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

DMC STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

The Company is organized into two operating segments: products and services. Service revenue includes repair revenue. The Company’s Chief Executive Officer has been identified as the Chief Operating Decision-Maker as defined by Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information.” Resources are allocated to each of these segments using information on their revenues and operating profits before interest and taxes.

The Products operating segment includes the SPECTRUM II, XP4, Altium, and DXR digital microwave systems for digital transmission markets. We design and develop these products in New Zealand and California. We manufacture the DXR product in New Zealand. Prior to June 30, 2002, we manufactured the XP4 and Altium family of products in San Jose, California. In June 2002, we entered into an agreement with Microelectronics Technology, Inc (MTI) in Taiwan for outsourcing of our XP-4 and Altium products manufacturing operations to MTI. We expect to complete the transition of manufacturing operations by the end of calendar year 2002. The Services operating segment includes, but is not limited to, installation, repair, spare parts, network design, path surveys, integration, and other revenues. We maintain regional service centers in Scotland and the Philippines.

We do not identify or allocate assets or depreciation by operating segment, nor does the CEO evaluate these groups on these criteria. Operating segments generally do not sell products to each other, and accordingly, there are no significant inter-segment revenues to be reported. We do not allocate interest and taxes to operating segments. The accounting policies for each reporting segment are the same.

The following table sets forth net revenues and operating income (loss) by operating segments (in thousands):

	Three Months Ended
	June 30,

	2002	2001

Products:

Net revenues	$42,371	$70,025

Operating loss	(22,993)	(37,333)

Services and Repairs:

Net revenues	6,948	6,659

Operating income	1,152	898

Total:

Net revenues	$49,319	$76,684

Operating loss	(21,841)	(36,435)

DMC STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth net revenues from unaffiliated customers by product (in thousands) :

	Three Months Ended
	June 30,

	2002	2001

SPECTRUM II	$2,110	$19,382

XP4	19,957	22,418

DXR	13,473	8,268

Xltium	6,552	19,635

Other products	279	322

Total products	42,371	70,025

Total services & repairs	6,948	6,659

Total revenue	$49,319	$76,684

The following table sets forth net revenues from unaffiliated customers by geographic region (in thousands) for:

	Three Months Ended
	June 30,

	2002	2001

Europe	$14,421	$20,957

Middle East/Africa	6,601	7,764

China	252	19,914

India	6,437	1,968

Thailand	9,814	—

Brazil	2,442	5,772

United States	1,092	5,788

Other Americas	4,243	10,389

Other Asia/Pacific	4,017	4,132

Total revenue	$49,319	$76,684

Long-lived assets by country consisting of net property and equipment was as follows (in thousands):

	June 30, 2002	March 31, 2002

United States	$16,217	$19,872

United Kingdom	15,068	15,732

Other foreign countries	6,734	6,090

Total property and equipment, net	$38,019	$41,694

DMC STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

SUBSEQUENT EVENTS

Under the terms of our agreement with Microelectronics Technology Inc. (MTI) for transfer of our manufacturing operations to MTI in Taiwan, MTI will assume assembly, integration and testing of our Altium product family, as well as assembly and testing of the Outdoor Unit (ODU) portion of its XP4 product. The agreement also provides for continuing cooperation between the companies for future products now being developed. Under terms of the agreement, MTI will acquire certain of our manufacturing assets related to the production of the Altium and XP4 product lines, and we will provide assistance in the transition of the operation. In addition, we will consign certain inventory associated with these products to MTI and MTI will purchase such inventory, as it is utilized in manufacturing. We will retain product design and R&D functions for these products. MTI will purchase certain of our manufacturing assets related to the production of our Altium and XP4 product lines. We expect to transition the affected manufacturing operations and transfer all of these assets to MTI in the second quarter of fiscal 2003 and record a note receivable from MTI for the assets with a net present value of $3.4 million which will be paid by MTI in equal quarterly installments over a period of three years. The transaction includes a five-year supply agreement between the two companies. As a result of the agreement, MTI will be our primary manufacturer of the Outdoor Unit portion of Altium products and of the XP4 products. Sales of our Altium and XP4 products for the first quarter of fiscal 2003, account for 54% of total revenues for that quarter.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains trend analyses and other forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical concerning our future products, expenses, revenues, gross margins, liquidity and cash needs, as well as our plans and strategies, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Such forward-looking statements include statements relating to collection of our accounts receivable, sales of all of our products, occurrences of restructuring charges, facilities leases, warranty accruals, selling, general and administrative expenses, research and development expenses, cash charges for restructuring, the need for additional financing, exchange rate gains or losses, cost savings from outsourcing of manufacturing operations to MTI and recording of a note receivable and use of proceeds from the sale of our common stock. All statements, trend analyses and other information contained herein about the markets for our services and products and trends in revenue, as well as other statements identified by the use of forward-looking terminology, including “anticipate,” “believe,” “plan,” “estimate,” “expect,” “goal” and “intend” or the negative of these terms or other similar expressions constitute forward-looking statements. These forward-looking statements are based on current expectations, and we assume no obligation to update this information. Numerous factors, including the risk factors discussed below, economic and competitive conditions, timing and volume of incoming orders, shipment volumes, product margins and foreign exchange rates, could cause actual results to differ materially from those described in these statements, and prospective investors and stockholders should carefully consider these factors set forth elsewhere herein, including those contained in the section, “Factors That May Affect Future Financial Results,” beginning on page 26, in evaluating these forward-looking statements.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies since March 31, 2002. For a description of our critical accounting policies, see our Annual Report on Form 10-K for the year ended March 31, 2002.

Results of Operations

The following table sets forth the percentage relationships of certain items from our condensed consolidated statements of operations as percentages of net sales:

	Three Months Ended
	June 30,

	2002	2001

Net sales	100.0%	100.0%

Cost of sales	80.8	73.7

Inventory valuation charges (benefit)	(2.2)	31.3

Gross profit (loss)	21.4	(5.0)

Selling, general & administrative	29.6	20.5

Research & development	7.3	7.7

Restructuring costs	28.8	14.3

Operating loss	(44.3)	(47.5)

Interest income	0.8	0.7

Interest expense	(0.3)	0.0

Other expense, net	(0.7)	(1.6)

Permanent impairment of investments	(0.3)	(10.9)

Loss before provision for income taxes	(44.8)	(59.3)

Provision for income taxes	1.6	0.8

Net loss	(46.4)%	(60.1)%

Net Sales
 In 2001, the telecommunications industry underwent a significant adjustment, particularly in the United States. Following a period of rapid infrastructure build-out and strong economic growth in 1999 and 2000, we saw a continued tightening in the capital markets and slowdown in the telecommunications industry throughout 2001. This resulted in lower capital spending by industry participants and substantially less demand for our products and services and, as a result, our revenues declined during fiscal 2002. In the first quarter of fiscal 2003, we continued to see limited capital expenditures by industry participants. Net sales for the first quarter of fiscal 2003 decreased significantly to $49.3 million, compared to $76.7 million reported in the first quarter of fiscal 2002. Revenues of all the product lines declined except for our DXR product line. Our Altium product line net sales decreased to $6.6 million in the first quarter of fiscal 2003 from $19.6 million in the comparable quarter of fiscal 2002. Our XP4 product line net sales decreased to $19.9 million in the first quarter of fiscal 2003 from $22.4 million in the comparable quarter of fiscal 2002. Net sales of our Spectrum II product line decreased to $2.1 million in the first quarter of fiscal 2003 from $19.4 million in the comparable quarter of fiscal 2002, primarily due to the product continuing towards its planned end of life. Our DXR product line net sales increased to $13.5 million in the first quarter of fiscal 2003, from $8.3 million in the comparable quarter of fiscal 2002, primarily due to winning a large project in Southeast Asia. Service revenue was $6.9 million in the first quarter of fiscal 2003, compared to $6.6 million in the first quarter of fiscal 2002. Though product revenue in the first quarter of fiscal 2003 declined significantly as compared to the first quarter of fiscal 2002, service revenue increased slightly. This is primarily due to an increase in service contracts and projects as a result of our increased efforts to position ourselves as a complete solutions provider in the market.

We experienced a decline in net sales in Europe, North America and Latin America due to slowdown in telecommunications industry and weak economic conditions. However this decline was partially offset by an increase in sales in the Southeast Asia region. Net sales to U.S. customers were $1.1 million in the first quarter of fiscal 2003, compared to $5.8 million in the first quarter of fiscal 2002. Net sales to China decreased significantly to $0.3 million in the first quarter of fiscal 2003, from $19.9 million in the first quarter of fiscal 2002, primarily due to lower sales to customers in China, who are continuing to utilize existing inventory on hand to meet the demands in that region, which has slowed down dramatically due to continuing weakness in the global economy. Net sales in Europe decreased to $14.4 million in the first quarter of fiscal 2003 from $21.0 million in the first quarter of fiscal 2002. Net sales to India increased significantly to $6.4 million in the first quarter of Fiscal 2003, from $2.0 million in the first quarter of fiscal 2002 primarily due to winning a large customer in that region. Net sales to Thailand increased significantly to $9.8 million in the first quarter of fiscal 2003 from zero in the first quarter of fiscal 2002 due to acquiring market share in that region.

One of our customers accounted for 17% of our net sales for the first quarter of fiscal 2003. No other customer accounted for 10% or more of our net sales for the period. For the first quarter of fiscal 2002, one of our customers accounted for 22% of net sales for that quarter.

During the first quarter of fiscal 2003, we received $53.3 million in new orders shippable over the next 12 months, compared to $81.1 million in the first quarter of fiscal 2002. The backlog at June 30, 2002 was $98.0 million, compared to $132 million at June 30, 2001 and $94.1 million at March 31, 2002. We review our backlog on an ongoing basis and make adjustments to it as required. Orders in our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period.

Gross Profit
Gross profit as a percentage of net sales, before inventory valuation benefit, was 19.1 % in the first quarter of fiscal 2003, compared to a gross profit of 26.3%, before inventory valuation charges, in the first quarter of fiscal 2002. This decline in gross profit was primarily due to lower capacity utilization due to reduction in revenues. Our gross profit percentage in the first quarter of fiscal 2003 improved to 21.4% including the inventory valuation benefit of $1.1 million, which represented benefit from sale of some of our excess inventories which were reserved as inventory valuation charges in the periods prior to the quarter ending June 30, 2002. Our gross loss as a percentage of net sales including inventory valuation charges in the first quarter of fiscal 2002 was 5.0%.

Research and Development
In the first quarter of fiscal 2003, research and development expenses decreased to $3.6 million from $5.9 million in the first quarter of fiscal 2002. This decrease was primarily due to the consolidation and relocation of our Seattle, Washington research and development operations to our San Jose, California facility in June 2001. As a percentage of net sales, research and development expenses decreased to 7.3% in first quarter of fiscal 2003 from 7.7% in first quarter of fiscal 2002. We plan to remain focused on our efforts for next generation products and incremental improvements to the existing product lines.

Selling, General and Administrative
In the first quarter of fiscal 2003, selling, general and administrative expenses decreased to $14.6 million from $15.7 million in the first quarter of fiscal 2002. This decrease was a result of a reduction in workforce and other cost reduction measures that were taken in fiscal 2002 and additional cost reduction measures taken in first quarter fiscal 2003. As a percentage of net sales, selling, general and administrative expenses increased to 29.6% in first quarter of fiscal 2003, compared to 20.5% in first quarter of fiscal 2002, primarily because the rate of the decrease in net sales exceeded the rate of the decrease of selling, general and administrative expenses. We expect our selling, general and administrative expenses will continue to decrease in fiscal 2003 as a result of ongoing cost reduction measures in fiscal 2003.

Restructuring Charges

During fiscal 2002, the industry experienced a severe downturn in the global economy which impacted our revenues significantly. In response to this downturn, we announced several restructuring programs in fiscal 2002 to focus on profit contribution by reducing expenses and improving operational efficiency. These restructuring programs included consolidation of our U.S. manufacturing operations by relocating our Seattle, Washington operations to our San Jose, California facility, a worldwide reduction in workforce and a consolidation of additional excess facilities. In the first quarter of fiscal 2003, we continued to see a slowdown in the economy and tightening in the capital market. As we do not expect any significant recovery in the economy in the near future, we took steps in the first quarter of fiscal 2003 to further improve processes, to reduce costs and to improve asset management. As part of this improvement program we entered into an agreement for outsourcing our San Jose manufacturing operations to Microelectronics Technology Inc. (MTI), our manufacturing partner in Taiwan. We believe this transition of manufacturing operations will help us lower fixed costs and improve our gross margins and asset turnover. As a result of changes associated with this agreement, as well as other reductions in operating expenses and facilities, we recorded restructuring charges of $14.2 million in the first quarter of fiscal 2003. This restructuring charge consisted of $2.8 million for employee severance and benefits, $8.2 million for vacated building lease obligations, $0.6 million for legal costs, $3.3 million for transition costs related to outsourcing of our manufacturing operations as mentioned above and $1.8 for the write off of manufacturing equipment. These restructuring costs were reduced by $2.5 million, which represented the amount reimbursable from MTI for the costs relating to transfer of certain of our manufacturing assets by MTI in accordance with our agreement with them.

The severance and benefit charges of $2.8 million are for our reduction in workforce by approximately 153 employees, with reductions affecting primarily the manufacturing area due to the outsourcing of San Jose, California manufacturing operations. As of June 30, 2002 almost all affected employees had been notified and 40 employees had been terminated. The remaining affected employees will be terminated by December 31, 2002.

During fiscal 2002, we had recorded restructuring and receivable valuation charges of $24.6 million. This consisted of $8.4 million for employee severance and benefits, $11.2 million for facility-related and other costs (including $8.6 million for vacated building lease obligations, $2.1 million for the loss on impairment of equipment, $0.1 million for legal costs and $0.4 million for the write off of goodwill) and $5.0 million for uncollectible accounts receivable. There were cumulative cash payments and non-cash expenses against this provision of $7.7 million and $7.5 million, respectively, resulting in an ending provision balance at March 31, 2002 of $9.4 million. The cash payments related primarily to workforce reduction payments and the non-cash expenses related primarily to equipment and receivable valuation charges.

The vacated building lease obligations of $8.2 million and $8.6 million recorded in first quarter of fiscal 2003 and in fiscal 2002, respectively, included payments required under lease contracts, less estimated sublease income after the property was abandoned. To determine the lease loss, certain assumptions were made related to the (1) time period over which the building will remain vacant, (2) sublease terms, (3) sublease rates and (4) an estimate of brokerage fees. Should operating lease rental rates continue to decline in the current market or should it take longer than expected to find a suitable tenant to sublease the Seattle, Washington; San Jose, California and Coventry, United Kingdom facilities, adjustments to the facilities lease losses reserve will be made in future periods, if necessary, based upon the future actual events and circumstances. We have estimated that under certain circumstances the facilities lease losses could increase by an additional $14.3 million.

The following table summarizes the balance of the restructuring accrual as of June 30, 2002 and the type and amount of restructuring costs utilized during the first quarter of fiscal 2003 (in millions):

	Severance and
	Benefits	Facilities and Other	Total

Balance as of April 1, 2002	$2.3	$7.1	$9.4

Provision	2.8	11.4	14.2

Cash payments	(1.2)	(0.8)	(2.0)

Non-cash expenses	—	(1.8)	(1.8)

Reimbursable transition costs	—	2.5	2.5

Balance as of June 30, 2002	$3.9	$18.4	$22.3

The remaining accrual balance as of June 30, 2002 of $22.3 million is expected to be paid out in cash. We expect all of the remaining cash restructuring charges of $22.3 million to be paid out in fiscal 2003 with the exception of severance and benefit costs of approximately $0.3 million, which will be paid out in fiscal 2004 and vacated building lease obligations of $14.0 million and $0.6 million, which are expected to be paid out over the next nine years and sixteen years, respectively.

Other Income (Expense)
Interest income was $0.4 million in first quarter of fiscal 2003 compared to $0.5 million in first quarter of fiscal 2002. The decrease was primarily due to lower interest rates in first quarter of Fiscal 2003 as compared to first quarter of fiscal 2002. Other expense was $0.4 million in first quarter of fiscal 2003 as compared to $1.2 million in the first quarter of fiscal 2002. The decrease was primarily due to a decrease in foreign exchange losses.

During the first quarter of fiscal 2003, we recorded $0.1 million as an impairment loss on our equity investments in marketable securities. During the first quarter of fiscal 2002, we recorded an impairment loss of $8.3 million. This loss consisted of a $3.3 million loss on our equity investments in marketable securities, a $4.1 million loss on our equity investments in non-marketable securities and a $0.9 million loss on our short-term investments in marketable securities. The Company determined that the recorded value for these certain investments exceeded their fair value and that these losses were other than temporary in nature.

Provision for Income Taxes
In the first quarter of fiscal 2003 and fiscal 2002, we provided for income taxes to cover foreign subsidiaries that have generated taxable income, while recording no provision or benefit from U.S. operations due to the net loss for the period.

Liquidity And Capital Resources

Net cash used by operating activities in the first quarter of fiscal 2003 was $3.5 million, compared to net cash provided of $0.5 million in the first quarter of fiscal 2002. The increase in cash used for operating activities was primarily due to an increase in accounts receivable by $5.4 million during the first quarter of fiscal 2003 as compared to a decrease of $27.4 million in the first quarter of fiscal 2002. Accounts receivable increased in the first quarter of fiscal 2003 primarily due to a higher concentration of revenues at the end of the quarter. Other current assets increased by $2.2 million during the first quarter of fiscal 2003 primarily due to an increase in miscellaneous receivables. Amounts reimbursable from MTI for the costs related to transfer of manufacturing operations to them were recorded as a miscellaneous receivable. Inventories decreased by $5.1 million in the first quarter of fiscal 2003 as compared to an increase of inventory by $27.4 million in the first quarter of fiscal 2002, due to improved inventory management practices. Other accrued liabilities and long term liabilities increased due to restructuring costs accrued.

Purchases of property and equipment were $1.2 million in the first quarter of fiscal 2003 compared to $1.9 million in the first quarter of fiscal 2002. The planned decrease in capital expenditures was made in response to the economic slowdown.

Proceeds from the sale of common stock were derived from the exercise of employee stock options and the employee stock purchase plan.

At June 30, 2002, our principal sources of liquidity consisted of $81.1 million in cash and cash equivalents and short-term investments. Our cash requirements for fiscal 2003 are primarily to fund operations, research and development, capital expenditures and restructuring activities.

Commercial commitments
Through several financial institutions, we have issued $1.7 million of letters of credit to various customers for bid and performance bonds. In connection with the issuance of these letters of credit, we have restricted $0.7 million of cash as collateral to meet these specific obligations. These letters of credit generally expire within a year. We have restricted an additional $0.1 million of cash as collateral to cover the outstanding foreign exchange contracts made with one of the financial institutions to hedge our foreign currency risk exposure.

Contractual obligations
The following table provides information related to our contractual obligations:

	Payments due (in thousands):
	Years ending March 31,

						2008 &	Total
	2003	2004	2005	2006	2007	beyond	Obligations

Operating leases (a)	$4,203	$5,451	$5,373	$5,494	$5,646	$24,379	$50,546

Unconditional purchase obligations	$29,338	—	—	—	—	—	$29,338

(a)	Contractual cash obligations include $14,637 of lease obligations that have been included in as restructuring charges.

Restructuring payments
We accrued $17.1 million in restructuring charges during fiscal 2002 and $12.4 million in first quarter of fiscal 2003 for cash outlays. Of this total accrual of $29.5 million, $7.2 million was paid as of June 30, 2002. We expect the remaining accrued cash restructuring charges of $22.3 million to be paid out during fiscal 2003, with the exception of severance and benefits costs of approximately $0.3 million which will be paid out in fiscal 2004 and vacated building lease obligations of $14.0 million and $0.6 million which are expected to be paid out over the next nine years and sixteen years, respectively.

Depending on the growth of our business, we may require additional financing which may not be available to us in the required time frame on commercially reasonable terms, if at all. However, we believe that we have the financial resources needed to meet our business requirements for at least the next 12 months.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk:

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We invest in high-credit quality issues and, by policy, limit the amount of credit exposure to any one issuer and country. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. The portfolio is also diversified by tenor to ensure that funds are readily available as needed to meet our liquidity needs. This policy minimizes the requirement to sell securities in order to meet liquidity needs and therefore the potential effect of changing market rates on the value of securities sold.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio.

	Years Ended March 31

(In thousands)	2003	2004	2005	2006	2007

Cash equivalents and short-term investments	$55,884	$7,040	—	—	—

Weighted average interest rate	2.23%	3.09%	—	—	—

The primary objective of our short-term investment activities is to preserve principal while at the same time maximize yields, without significantly increasing risk. Our short-term investments are for fixed interest rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have been immaterial. The average days to maturity for investments held at the end of first quarter of fiscal 2003 was 91 days and had an average yield of 2.32% per annum.

We are exposed to equity price risks on the marketable portion of equity securities included in our portfolio of investments, which were purchased for the promotion of business and strategic objectives. These investments are generally made in companies within the telecommunications industry sector, many of which are small capitalization stocks. These investments are classified in other assets. We typically have not attempted to reduce or eliminate our market exposure on these securities. A 20% adverse change in equity prices would result in an approximate $0.1 million decrease in the fair value of our available-for-sale securities as of June 30, 2002.

As of June 30, 2002, unrealized losses on investments were insignificant. The investments have been recorded at fair value on our balance sheet. During the first quarter of fiscal 2003, we recorded a permanent impairment for certain investments of $0.1 million.

Exchange Rate Risk:

We routinely use forward foreign exchange contracts to hedge our net exposures, by currency, related to the monetary assets and liabilities of our operations denominated in non-functional currencies. In addition, we enter into forward foreign exchange contracts to establish with certainty the U.S. dollar amount of future firm commitments denominated in a foreign currency. The primary business objective of this hedging program is to minimize the gains and losses resulting from exchange rate changes. At June 30, 2002 we held forward contracts in the aggregate amount of $23.1 million primarily in British pounds and the euro. The amount of unrealized gain on these contracts at June 30, 2002 was $0.3 million.

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

We do not enter into foreign currency transactions for trading or speculative purposes. We attempt to limit our exposure to credit risk by executing foreign contracts with high-quality financial institutions. A discussion of our accounting policies for derivative financial instruments is included in the notes to the consolidated financial statements.

Subsequent Events

         Under the terms of our agreement with Microelectronics Technology Inc. (MTI) for transfer of our manufacturing operations to MTI in Taiwan, MTI will assume assembly, integration and testing of our Altium product family, as well as assembly and testing of the Outdoor Unit (ODU) portion of its XP4 product. The agreement also provides for continuing cooperation between the companies for future products now being developed. Under terms of the agreement, MTI will acquire certain of our manufacturing assets related to the production of the Altium and XP4 product lines, and we will provide assistance in the transition of the operation. In addition, we will consign certain inventory associated with these products to MTI and MTI will purchase such inventory, as it is utilized in manufacturing. We will retain product design and R&D functions for these products. MTI will purchase certain of our manufacturing assets related to the production of our Altium and XP4 product lines. We expect to transition the affected manufacturing operations and transfer all of these assets to MTI in the second quarter of fiscal 2003 and record a note receivable from MTI for the assets with a net present value of $3.4 million which will be paid by MTI in equal quarterly installments over a period of three years. The transaction includes a five-year supply agreement between the two companies. As a result of the agreement, MTI will be our primary manufacturer of the Outdoor Unit portion of Altium products and of the XP4 products. Sales of our Altium and XP4 products for the first quarter of fiscal 2003, account for 54% of total revenues for that quarter.

Factors That May Affect Future Financial Results

The statements contained in this Quarterly Report on Form 10-Q concerning our future products, expenses, revenues, gross margins, liquidity and cash needs, as well as our plans and strategies, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. All statements, trend analyses and other information contained herein about the markets for our services and products and trends in revenue, as well as other statements identified by the use of forward-looking terminology, including “anticipate,” “believe,” “plan,” “estimate,” “expect,” “goal” and “intend” or the negative of these terms or other similar expressions constitute forward-looking statements. These forward-looking statements are based on current expectations, and we assume no obligation to update this information. Numerous factors, including the risk factors discussed below, economic and competitive conditions, timing and volume of incoming orders, shipment volumes, product margins and foreign exchange rates, could cause actual results to differ materially from those described in these statements, and prospective investors and stockholders should carefully consider these factors set forth below and elsewhere in evaluating these forward-looking statements.

Competition could harm our ability to maintain or improve our position in the market and could decrease our revenues.

         The wireless interconnection and access business is a specialized segment of the wireless telecommunications industry and is extremely competitive. We expect that competition will increase. Many of our competitors have more extensive engineering, manufacturing and marketing capabilities and significantly greater financial, technical, and personnel resources than us. In addition, some of our competitors may have greater name recognition, broader product lines, a larger installed base of products and longer-standing customer relationships. Our existing and potential competitors include established and emerging companies, such as Alcatel, Ceragon Networks, L.M. Ericsson, Microwave Communications Division of Harris Corporation, NEC, Nera, Nokia, P-COM, Inc., Sagem AS, SIAE and Siemens AG, as well as several private companies currently in the startup stage. Some of our competitors have product lines that compete with ours, and are also original equipment manufacturers (OEMs) through which we market and sell our products. Some of our largest customers could internally develop the capability to manufacture products similar to those manufactured by us and, as a result, their demand for our products and services may decrease.

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

         We have relationships with OEM base station suppliers and in selected countries we also market our products through independent agents and distributors. These relationships increase our ability to pursue the limited number of major contract awards each year. In addition, these relationships are intended to provide our customers with easier access to financing and to integrated systems providers with a variety of equipment and service capabilities. We may not be able to continue to maintain and develop these relationships or, if these relationships are developed, they may not be successful. Our inability to establish or maintain these distribution relationships could restrict our ability to market our products and thereby result in significant revenue shortfalls. If these revenue shortfalls occur, our business, financial condition and results of operations may be harmed.

Our industry is volatile and subject to frequent changes, and we may not be able to respond effectively or in a timely manner to these changes.

         We participate in a highly volatile industry that is characterized by vigorous competition for market share and rapid technological development. These factors could result in aggressive pricing practices and growing competition both from start-up companies and from well-capitalized telecommunication systems providers which, in turn, could decrease our revenues. In response to changes in our industry and market conditions, we may restructure our activities to more strategically realign our resources. This includes assessing whether we should consider disposing of, or otherwise exiting, businesses and reviewing the recoverability of our tangible and intangible assets. Any decision to limit investment in our tangible and intangible assets or to dispose of or otherwise exit, businesses may result in the recording of accrued liabilities for special charges, such as workforce reduction costs. In June 2002, we entered into an agreement with Microelectronics Technology Inc. (MTI) to outsource our San Jose manufacturing operations to MTI. As a result of changes associated with this agreement, as well as other reductions in operating expenses and facilities, we reduced our worldwide headcount by approximately 20% and recorded restructuring charges of $ 14.2 million in the first quarter of fiscal 2003. Additionally, accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis of assets could change as a result of such assessments and decisions, and could harm our results of operations.

Because of the severe economic downturn in the world economy, and bankruptcies and financial difficulties in the competitive local exchange carrier business, the demand for our products and services may decrease.

         Due to the rapid and increasingly severe economic downturn in the United States, as well as the global tightening of the capital markets for telecommunications and mobile cellular projects during calendar 2001 and the first half of calendar 2002, our business opportunities have decreased in the United States, Europe, Asia and other countries and geographic regions where we conduct business. To the extent that the economic downturn and the global tightening of the capital markets continue, the demand for our products and services may decrease further in these countries and geographical regions. In addition, the terrorist attack of September 11, 2001, the subsequent military response by the United States and future events occurring in response to, or in connection with, the attacks have negatively impacted, and may continue to negatively impact, the economy in general. This could result in our customers delaying or canceling the purchase of our products, which would have a significant negative impact on our revenues. Due in part to the economic downturn, we undertook a worldwide reduction in work force of approximately 35% and closed our Seattle, Washington facility in fiscal 2002. In first quarter of fiscal 2003 we entered into an agreement with Microelectronics Technology Inc. (MTI) to outsource our manufacturing operations to MTI. As a result of changes associated with this agreement, we reduced our headcount by approximately 20% with the reduction affecting various locations.

Consolidation within the telecommunications industry and among suppliers could decrease our revenues.

         The telecommunications industry has experienced significant consolidation among its participants, and we expect this trend to continue. Some operators in this industry have experienced financial difficulty and have filed, or may file, for bankruptcy protection or be acquired by other operators. Other operators may merge and one or more of our competitors may supply products to such companies that have merged or will merge. This consolidation could result in purchasing decision delays by the merged companies and decrease opportunities for us to supply our products to the merged companies. We may also see similar consolidation among suppliers, which may further decrease our opportunity to market and sell our products.

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

         Sales of our products are concentrated in a small number of customers. One customer accounted for approximately 17% of net sales for the first quarter of fiscal 2003. Two customers accounted for approximately 19% and 17%, respectively, of the total accounts receivable balance at the end of fiscal 2003. The worldwide telecommunications industry is dominated by a small number of large corporations, and we expect that a significant portion of our future product sales will continue to be concentrated in a limited number of customers. In addition, our customers typically are not contractually obligated to purchase any quantity of products in any particular period, and product sales to major customers have varied widely from period to period. In addition, as a result of the global tightening of the capital markets for the telecommunications and mobile cellular projects in calendar year 2001 and the first half of calendar 2002, the demand for our products and services has decreased and may continue to decrease. The loss of any existing customer, a significant reduction in the level of sales to any existing customer, or our inability to gain additional customers could result in further declines in our revenues. If these revenue declines occur, our business, financial condition, and results of operations would be harmed.

Due to our significant volume of international sales, we are susceptible to a number of political, economic and geographic risks that could harm our business if they occur.

         We are highly dependent on sales to customers outside the United States. During Fiscal 2000, 2001, and 2002, sales to international customers accounted for 79%, 69% and 92% of our net sales, respectively. Sales to international customers for the first quarter of fiscal 2003 accounted for 98% of our net sales. A significant portion of these international sales is in lesser developed countries and we expect that international sales will continue to account for the majority of our net product sales for the foreseeable future. As a result, the occurrence of any international, political, economic or geographic event that adversely affects our business could result in significant revenue shortfalls. These revenue shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks and challenges of doing business internationally include:

•	unexpected changes in regulatory requirements;

•	fluctuations in foreign currency exchange rates;

•	imposition of tariffs and other barriers and restrictions;

•	management and operation of an enterprise spread over various countries;

•	burden of complying with a variety of foreign laws;

•	general economic and geopolitical conditions, including inflation and trade relationships;

•	war and acts of terrorism; and

•	currency exchange controls.

The inability of our subcontractors to perform, or our key suppliers to manufacture and deliver our products, could cause our products to be produced in an untimely or unsatisfactory manner.

         Our manufacturing operations, which have been substantially subcontracted, are highly dependent upon the delivery of materials by outside suppliers in a timely manner. Also, we depend in part upon subcontractors to assemble major components and subsystems used in our products in a timely and satisfactory manner. In June 2002, we entered into a five year manufacturing and supply agreement with Microelectronics Technology Inc. (MTI). Under the terms of our agreement with MTI, MTI will assume assembly, integration and testing of our Altium product family, as well as assembly and testing of the Outdoor Unit (ODU) portion of the XP4 product. Sales of our Altium and XP4 products for the first quarter of fiscal 2003, account for 54% of total revenues for that quarter. We do not generally enter into long-term or volume purchase agreements with any of our suppliers, and we cannot assure you that such materials, components and subsystems will be available to us at such time and in quantities we require, if at all. In addition, due to the rapid and increasingly severe economic downturn, our suppliers have experienced and are continuing to experience various financial difficulties, which may impact their ability to supply the materials, components and subsystems that we require. Our inability to develop alternative sources of supply quickly and on a cost-effective basis could materially impair our ability to manufacture and deliver our products to our customers in a timely manner. We cannot assure you that we will not experience material supply problems or component or subsystem delays in the future. Another risk associated with subcontracting is the subcontractors may not be able to maintain the quality of our products, which might result into large number of product returns by customers and could harm our business, financial conditions and results of operation.

Additional risks associated with the outsourcing of our manufacturing operations to MTI in Taiwan could include, among other things: (i) political risks due to political issues between Taiwan and People’s Republic of China, (ii) risk of natural disasters in Taiwan which is subject to earthquakes and typhoons, (iii) economic and regulatory developments and (iv) other events leading to the disruption of manufacturing operations.

The global tightening of capital markets for the telecommunications and mobile cellular projects may result in inventory which we cannot sell or be required to sell at distressed prices.

         Many of our current and potential customers require significant capital funding to finance their telecommunications and mobile cellular projects, which include the purchase of our products and services. Due to the current tightening of capital markets worldwide, available funding for these projects has been and may continue to be unavailable to some customers and thereby slow or halt the purchase of our products and services. This reduction in demand has resulted in excess inventories on hand, and could result in additional excess inventories in the future. In fiscal 2002, we recorded inventory valuation charges of $102.7 million for excess inventory and supplier commitments resulting from the reduction in our sales volume compared to the prior fiscal year. In the first quarter of fiscal 2003, we recorded an inventory valuation benefit of $1.1 million which represented a benefit from the sale of our excess inventories to some of our customers. However, if funding continues to be unavailable to our customers or their customers, we may be forced to take additional reserves for excess inventory. We cannot assure you that we will be successful in matching our inventory purchases with anticipated shipment volumes. As a result, we may fail to control the amount of inventory on hand and may be forced to take unanticipated additional reserves. Such additional inventory reserves, if required, would decrease our profits.

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

         In addition, both in the United States and internationally, we are affected by the allocation and auction of the radio frequency spectrum by governmental authorities. Such governmental authorities may not allocate sufficient radio frequency spectrum for use by our products or we may not be successful in obtaining regulatory approval for our products from these authorities. Historically, in many developed countries, the unavailability of frequency spectrum has inhibited the growth of wireless telecommunications networks. In addition, to operate in a jurisdiction, we must obtain regulatory approval for our products. Each jurisdiction in which we market our products has its own regulations governing radio communications. Products that support emerging wireless telecommunications services can be marketed in a jurisdiction only if permitted by suitable frequency allocations, auctions and regulations, and the process of establishing new regulations is complex and lengthy. If we are unable to obtain sufficient allocation of radio frequency spectrum by the appropriate governmental authority or obtain the proper regulatory approval for our products, our business, financial condition and results of operations may be harmed.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of our market risks, see page 23, “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk.”

PART II — OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There are no material pending legal proceedings against us. We are, however, subject to legal proceedings and claims that arise in the normal course of our business.

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

For a list of exhibits to this Quarterly Report on Form 10-Q, see the exhibit index located on page 37.

(b)	Reports on Form 8-K

On June 13, 2002, we filed a current report on Form 8-K, dated June 6, 2002, reporting a change in our certifying accountants.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DMC STRATEX NETWORKS, INC.

Date: August 14, 2002	By /s/ Carl A. Thomsen

Carl A. Thomsen

Senior Vice President, Chief Financial Officer and Secretary

(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1	Certificate of Ownership and Merger merging DMC Stratex Networks, Inc. into Digital Microwave Corporation (incorporated by reference to Exhibit 2.1 to the company’s Quarterly Report of Form 10-Q filed on August 11, 2000).

3.1	Restated Certificate of Incorporation, amended as of August 9, 2000 (incorporated by reference to Exhibit 3.1 to the company’s Quarterly Report on Form 10-Q filed on August 11, 2000).

3.2	Amended and Restated Bylaws, dated as of October 17, 2001 (incorporated by reference to Exhibit 3.2 to the company’s Quarterly Report on Form 10-Q filed on November 13, 2001).

4.1	Reference is made to Exhibits 3.1 and 3.2.

10.1*	Manufacture and Supply Agreement, dated as of June 30, 2002, by and between DMC Stratex Networks, Inc. and Microelectronics Technology, Inc. (confidential treatment of certain portions of this exhibit has been requested).

*	Confidential treatment requested and the redacted material has been separately filed with the Securities and Exchange Commission.