Form 10-Q
period 2002-09-30
DMC STRATEX NETWORKS INC
filed 2002-11-15
CIK 812703

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002	Commission file number: 0-15895

STRATEX NETWORKS, INC.
(Exact name of registrant specified in its charter)

Delaware	77-0016028
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

170 Rose Orchard Way
San Jose, CA	95134
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:	(408) 943-0777

Registrant’s former name:    DMC Stratex Networks, Inc.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No   [   ]

The number of outstanding shares of the Registrant’s common stock, par value $.01 per share, was 82,649,828 on November 11, 2002.

INDEX

		PAGE

COVER PAGE		1
INDEX		2
PART I — FINANCIAL INFORMATION
Item 1 —	Financial Statements
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6-16
Item 2 —	Management's Discussion and Analysis of Financial Condition and Results of Operations	17-27
	Factors That May Affect Future Financial Results	28-36
Item 3 —	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4 —	Controls and Procedures	37
PART II — OTHER INFORMATION
Item 1 —	Legal Proceedings	38
Item 6 —	Exhibits and Reports on Form 8-K	38
SIGNATURE		39
CERTIFICATIONS		40-43

PART I — FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

STRATEX NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30,	March 31,
	2002	2002

ASSETS
Current assets:
Cash and cash equivalents	$26,876	$35,888
Short-term investments	56,319	49,786
Accounts receivable, net	46,262	42,953
Inventories	20,637	31,094
Other current assets	16,459	10,775

Total current assets	166,553	170,496
Property and equipment, net	35,353	41,694
Other assets	408	1,927

Total assets	$202,314	$214,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,047	$20,579
Income taxes payable	459	—
Accrued liabilities	26,300	19,406

Total current liabilities	52,806	39,985
Restructuring and other long — term liabilities	12,171	6,675

Total liabilities	64,977	46,660
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value; 150,000,000 shares authorized; 82,543,977 and 82,314,377 shares as of September 30, 2002 and March 31, 2002 respectively, issued and outstanding	825	823
Additional paid-in-capital	456,689	456,087
Accumulated deficit	(306,435)	(279,156)
Accumulated other comprehensive loss	(13,742)	(10,297)

Total stockholders’ equity	137,337	167,457

Total liabilities and stockholders’ equity	$202,314	$214,117

See accompanying Notes to Condensed Consolidated Financial Statements.

STRATEX NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net sales	$52,560	$60,898	$101,879	$137,582
Cost of sales	40,194	49,134	80,070	105,671
Inventory valuation charges (benefit)	(368)	39,360	(1,475)	63,304

Gross profit (loss)	12,734	(27,596)	23,284	(31,393)

Operating Expenses
Research and development	3,460	4,774	7,082	10,693
Selling, general and administrative	13,179	14,968	27,776	30,686
Restructuring and asset valuation charges	—	8,500	14,173	19,501

Total operating expenses	16,639	28,242	49,031	60,880

Operating loss	(3,905)	(55,838)	(25,747)	(92,273)
Other income (expense):
Interest income	465	791	884	1,339
Interest expense	(175)	(30)	(317)	(52)
Other income (expense), net	(408)	(488)	(763)	(1,687)
Other than temporary impairment of investments	(246)	—	(392)	(8,339)

Loss before provision for income taxes	(4,269)	(55,565)	(26,335)	(101,012)
Provision for income taxes	146	922	943	1,544

Net loss	$(4,415)	$(56,487)	$(27,278)	$(102,556)

Basic and diluted loss per share	$(0.05)	$(0.72)	$(0.33)	$(1.35)

Basic and diluted weighted average shares outstanding	82,500	78,477	82,438	76,209

See accompanying Notes to Condensed Consolidated Financial Statements.

STRATEX NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(27,278)	$(102,556)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	5,811	9,704
Provision for uncollectible accounts	95	5,805
Inventory valuation charges and provision for inventory	(1,147)	64,365
Non-cash restructuring expenses	1,784	2,105
Permanent impairment of investment losses	392	8,339
Changes in assets and liabilities
Decrease (increase) in accounts receivable	(4,443)	29,249
Decrease (increase) in inventories	9,063	(40,829)
Increase in deferred tax assets	—	(594)
Decrease (increase) in other current assets and other assets	(3,580)	1,857
Increase (decrease) in accounts payable	5,584	(13,051)
Increase in income tax payable	471	658
Increase in other accrued liabilities	1,884	2,276
Increase in provision for warranty reserves	5,220	5,114
Increase in long term liabilities	5,496	—

Net cash used for operating activities	(648)	(27,558)

Cash flows from investing activities:
Purchase of short-term investments	(160,981)	(75,731)
Proceeds from sale of short term investments	154,449	55,868
Purchase of property and equipment	(2,782)	(5,072)

Net cash used for investing activities	(9,314)	(24,935)

Cash flows from financing activities:
Short-term borrowings	—	1,430
Proceeds from sales of common stock	603	72,298

Net cash provided by financing activities	603	73,728

Effect of exchange rate changes on cash	347	1,345

Net increase (decrease) in cash and cash equivalents	(9,012)	22,580
Cash and cash equivalents at beginning of period	35,888	25,963

Cash and cash equivalents at end of period	$26,876	$48,543

SUPPLEMENTAL DATA
Interest paid	$5	$214
Income taxes paid	$707	$716

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Stratex Networks, Inc. and its wholly-owned subsidiaries (the “Company”). Intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to current year presentation.

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

We have, as of September 30, 2002, $1.6 million in standby letters of credit outstanding with several financial institutions to support bid and performance bonds issued to various customers. In connection with the issuance of these letters of credit, we have, as of September 30, 2002, restricted $0.8 million of cash as collateral for these specific obligations. In addition, as of September 30, 2002, we had outstanding forward foreign exchange contracts in the aggregate amount of $19.8 million, for which restricted cash of $0.8 million was held as collateral by one of the financial institutions utilized to hedge our foreign currency risk exposure.

SHORT- TERM INVESTMENTS

We invest our excess cash in high-quality and easily marketable instruments to ensure that cash is readily available for use in our current operations. Accordingly, all of our marketable securities are classified as “available-for-sale” in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115. All investments are reported at fair market value with the related unrealized holding gains and losses reported as a component of accumulated other comprehensive loss. Unrealized holding losses on the portfolio as of September 30, 2002 were insignificant. At September 30, 2002, our available-for-sale securities had contractual maturities ranging from 1 day to 343 days, with a weighted average maturity of 87 days.

There were no impairment losses on our short-term investments in marketable securities in the first half of fiscal 2003. There were impairment losses of approximately $8.3 million during the first half of fiscal 2002. Of this $8.3 million loss, $0.9 million was on our short-

term investments in marketable securities and the remaining $7.4 million was on our equity investments, which are discussed in the “Other Assets” footnote below.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market, where cost includes material, labor and manufacturing overhead. We maintain an inventory reserve to record inventory at the lower of cost or market value. This reserve is calculated by comparing on hand quantities against backlog and forecasted revenues. Inventories, net of reserves, consist of (in thousands):

	September 30,	March 31,
	2002	2002

Raw materials	$11,555	$19,346
Work in process	5,590	5,527
Finished goods	3,492	6,221

	$20,637	$31,094

In the first half of fiscal 2003, we realized a $1.5 million benefit due to the sale of inventory that had been fully reserved in periods prior to the six months ending September 30, 2002.

OTHER CURRENT ASSETS

Other current assets included the following (in thousands):

	September 30,	March 31,
	2002	2002

Component receivable	$4,596	$2,836
Miscellaneous receivable	5,326	2,134
Prepaid expenses	2,540	2,443
Prepaid Insurance	1,784	361
Tax refund	1,631	2,561
Other	582	440

	$16,459	$10,775

OTHER ASSETS

Included in other assets are equity investments and long-term deposits for premises leased by us. The equity investments were purchased for the promotion of business and strategic objectives. Equity investments represent voting interest of less than 20% and are accounted for under the cost method because the Company is not able to exercise significant influence over the investee. Equity investments in marketable securities are classified as “available-for-sale” in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115 and reported at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Equity investments in non-marketable securities are recorded at cost. We continually review these equity investments to evaluate whether conditions have occurred that would suggest an impairment of carrying value. Impairment losses of $0.4 million were recorded in the first half of fiscal 2003 on our equity investments in marketable securities, included in other assets. There were impairment losses of approximately $8.3 million during the first half of fiscal 2002. Of this $8.3 million loss, $0.9 million was on our short-term investments in marketable securities, which are discussed in the “Short-Term Investments” footnote above. The remaining $7.4 million loss was on our equity investments, which consisted of a $3.3 million loss on our equity investments in marketable equity securities and a $4.1 million loss on our equity investments in non-marketable securities. We determined that the recorded value for these certain investments exceeded their fair value and that these losses were other than temporary in nature.

ACCRUED LIABILITIES

Accrued liabilities included the following (in thousands):

	September 30,	March 31,
	2002	2002

Customer deposits	$1,093	$1,804
Accrued payroll and benefits	2,100	2,461
Accrued commissions	3,335	2,533
Accrued warranty	5,753	4,674
Accrued restructuring	7,043	3,534
Accrued deferred income	4,325	652
Other	2,651	3,748

	$26,300	$19,406

In accordance with SAB 101, if the revenue recognition criteria are not met (as described in the revenue recognition footnote below), revenue is deferred until certain services have been performed. With a few of our customers we have collected the amounts due according to payment terms; however, the revenue is deferred due to the reasons described above. The increase in accrued deferred income is due to these amounts collected from customers while the corresponding revenue is currently deferred.

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

DERIVATIVE FINANCIAL INSTRUMENTS

In accordance with Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), all derivatives are recorded on the balance sheet at fair value.

Derivatives are employed to eliminate, reduce, or transfer selected foreign currency risks that can be identified and quantified with confidence. Our policy is to hedge forecasted and actual foreign currency risk with forward contracts that expire within twelve months. Specifically, we hedge foreign currency risks relating to firmly committed backlog, open purchase orders and non-functional currency monetary assets and liabilities. Derivatives hedging non-functional currency monetary assets and liabilities are recorded on the balance sheet at fair value and changes in fair value are recognized currently in earnings.

Additionally, we hedge forecasted non-U.S. dollar sales and non-U.S. dollar purchases. In accordance with FAS 133, hedges of anticipated transactions are designated and documented at inception as “cash flow hedges” and are evaluated for effectiveness, excluding time value, at least quarterly. We record effective changes in the fair value of these cash flow hedges in accumulated other comprehensive income (“OCI”) until the revenue is recognized or the related purchases are recognized in cost of sales, at which time the changes are reclassified to revenue and cost of sales, respectively. All amounts accumulated in OCI at quarter end will be reclassified to earnings within the next 12 months. A gain of $0.1 million was recognized in other income and expense in the first half of fiscal 2003 related to the exclusion of time value from effectiveness testing and ineffectiveness resulting from forecasted transactions that did not occur.

The following table summarizes the activity in OCI, with regard to the changes in fair value of derivative instruments, for the first half of fiscal 2003 (in thousands):

Six Months Ended
September 30, 2002
Gains/(Losses)

Beginning balance as on April 1, 2002	$142
Net changes	(29)
Reclassifications to revenue	(297)
Reclassifications to cost of sales	—

Ending balance as of September 30, 2002	$(184)

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject us to concentrations of credit risk consist principally of temporary cash investments and trade receivables. We have cash investment policies that limit the amount of credit exposure to any one financial institution and restrict placement of investments to financial institutions evaluated as highly creditworthy. Investments, under our policy, must have a rating of A1 or P1 for short-term paper and a rating of A or better for long-term notes or bonds. Accounts receivable concentrated with certain customers primarily in the telecommunications industry and in certain geographic locations may subject us to concentration of credit risk. Three customers accounted for approximately 13%, 12%, and 10% of net sales for the second quarter of fiscal 2003, respectively. Three customers accounted for approximately 15%, 10%, and 10% of net sales for the second quarter of fiscal 2002, respectively. For the first half of fiscal 2003, one customer accounted for 14% of net sales. For the first half of fiscal 2002 one customer accounted for 11% of net sales. One customer accounted for approximately 21% of the total accounts receivable balance at the end of the first half of fiscal 2003. No other customer accounted for more than 10% of the total accounts receivable balance at the end of the first half of fiscal 2003. In the first half of fiscal 2002 two customers accounted for approximately 15% and 11%, respectively of the total accounts receivable balance. We actively market and sell products in Africa, Asia, Europe, the Middle East and the Americas. We perform on-going credit evaluations of our customers’ financial conditions and generally require no collateral, although sales to Asia, Eastern Europe and the Middle East are primarily paid through letters of credit.

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

In accordance with SAB 101, revenues from product sales are generally recognized when title and risk of loss passes to the customer, except when product sales are combined with significant post-shipment installation services. Under this exception, revenue is deferred until such services have been performed. Service and repair revenue, is recognized when the related services and repairs are delivered.

At the time revenue is recognized, we establish an accrual for estimated warranty expenses associated with our sales, recorded as a component of cost of revenue. Our standard warranty is generally for a period of 27 months from the date of sale and our warranty accrual represents the best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While we believe that our warranty accrual is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what will actually transpire in the future. If our actual warranty costs are greater than the accrual, cost of revenues will increase accordingly.

NET EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (EPS) excludes dilution and is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period excluding the weighted average common shares subject to repurchase. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (common stock options and warrants using the treasury stock method) were exercised into common stock. Potential common shares in the diluted EPS computation are excluded in net loss periods, as their effect would be antidilutive.

LITIGATION AND CONTINGENCIES

The Company is subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, these proceedings should not have a material adverse effect on the business, financial position, and results of operations of the Company. In addition, suppliers have made claims against us and we have reasonably estimated and provided for these claims. If settlement of these claims results in amounts greater than our accruals, there could be additional liabilities required upon ultimate resolution of these claims.

RESTRUCTURING CHARGES

During fiscal 2002, the industry experienced a severe downturn in the global economy which impacted our revenues significantly. In response to this downturn, we announced several restructuring programs in fiscal 2002 to focus on profit contribution by reducing expenses and improving operational efficiency. These restructuring programs included consolidation of our U.S. manufacturing operations by relocating our Seattle, Washington operations to our San Jose, California facility, a worldwide reduction in workforce and a consolidation of additional excess facilities. In the first half of fiscal 2003, we continued to see slowdown in the economy and tightening in the capital market. As we did not expect any significant recovery in the economy in the near future, we took additional steps in the first quarter of fiscal 2003 to reduce costs and to improve asset management. As part of this program, we entered into an agreement to outsource our San Jose manufacturing operations to Microelectronics Technology Inc. (MTI), our manufacturing partner in Taiwan. As a result of changes associated with this agreement, as well as other reductions in operating expenses and facilities, we recorded restructuring charges of $14.2 million in the first quarter of fiscal 2003. This restructuring charge consisted of $2.8 million for employee severance and benefits, $8.2 million for vacated building lease obligations, $0.6 million for legal costs, $3.3 million for transition costs related to outsourcing of our manufacturing operations as mentioned above and $1.8 million as a write off of manufacturing equipment. These restructuring costs were reduced by $2.5 million, which represented the amount reimbursable from MTI for the costs relating to the transfer of certain of our manufacturing assets to MTI in accordance with our joint agreement.

Under the terms of our agreement with Microelectronics Technology Inc. (MTI) for transfer of our manufacturing operations to MTI in Taiwan, MTI is assuming assembly,

integration and testing of our Altium product family, as well as assembly and testing of the Outdoor Unit portion of our XP4 product. The agreement also provides for continuing cooperation between the companies for future products now being developed. Under terms of the agreement, MTI is acquiring certain of our manufacturing assets related to the production of the Altium and XP4 product lines, we are providing assistance in the transition of the operation. In addition, we are consigning certain inventory associated with these products to MTI and MTI is purchasing such inventory, as it is utilized in manufacturing. We are retaining product design and R&D functions for these products. We expect to complete the transition of affected manufacturing operations and transfer all of these assets to MTI by the end of calendar year 2002 and record a note receivable from MTI for the assets with total value of approximately $4.0 million, including interest, which MTI has agreed to pay in equal quarterly installments over a period of three years. The transaction includes a five-year supply agreement between the two companies. As a result of the agreement, MTI will be our primary manufacturer of the Outdoor Unit portion of Altium products and of the XP4 products. Sales of our Altium and XP4 products for the first half of fiscal 2003, account for 61% of total revenues for that period.

During the second quarter of fiscal 2003, we did not record any additional restructuring charges; however, we sold $1.4 million of manufacturing equipment to MTI with no net gain or loss.

The severance and benefit charges of $2.8 million taken in the first quarter of fiscal 2003 were for a reduction in workforce of approximately 153 employees, with reductions affecting primarily the manufacturing operations area due to the outsourcing of our San Jose, California manufacturing operations. As of June 30, 2002 all affected employees had been notified. As of September 30, 2002, approximately 105 employees have been terminated. We anticipate that the remaining affected employees will be terminated by December 31, 2002.

During fiscal 2002, we recorded restructuring and receivable valuation charges of $24.6 million. This consisted of $8.4 million for employee severance and benefits, $11.2 million for facility-related and other costs (including $8.6 million for vacated building lease obligations, $2.1 million for the loss on impairment of equipment, $0.1 million for legal costs and $0.4 million for the write off of goodwill) and $5.0 million for uncollectible accounts receivable. There were cumulative cash payments and non-cash expenses against this provision of $7.7 million and $7.5 million, respectively, resulting in an ending provision balance at March 31, 2002 of $9.4 million. The cash payments were related primarily to workforce reduction payments and the non-cash expenses were related primarily to equipment and receivable valuation charges.

The vacated building lease obligations of $8.2 million and $8.6 million recorded in first quarter of fiscal 2003 and in fiscal 2002, respectively, included payments required under lease contracts, less estimated sublease income after the property was abandoned. To determine the lease loss, certain assumptions were made related to (1) the time period over which the building will remain vacant, (2) sublease terms, (3) sublease rates and (4) an estimate of brokerage fees. Should operating lease rental rates continue to decline in the current market or should it take longer than expected to find a suitable tenant to sublease the Seattle, WA, San Jose, CA and Coventry, United Kingdom facilities, adjustments to the facilities lease loss reserve will be made in future periods, if necessary, based upon actual events and circumstances.

The following table summarizes the balance of the restructuring accrual as of September 30, 2002 and the type and amount of restructuring costs utilized during the first six months of fiscal 2003 (in millions):

	Severance	Facilities
	and Benefits	and Other	Total

Balance as of April 1, 2002	$2.3	$7.1	$9.4
Provision	2.8	11.4	14.2
Cash payments	(2.2)	(3.7)	(5.9)
Non-cash expenses	—	(1.8)	(1.8)
Reimbursable transition costs	—	2.5	2.5

Balance as of September 30, 2002	$2.9	$15.5	$18.4

The remaining accrual balance as of September 30, 2002 of $18.4 million is expected to be paid out in cash. We expect $3.5 million of the remaining cash restructuring charges to be paid out in fiscal 2003, additional severance and benefit costs of approximately $0.3 million we anticipate will be paid out in fiscal 2004, and vacated building lease obligations of $14.0 million and $0.6 million are expected to be paid out over the next nine years and sixteen years, respectively.

We expect additional restructuring charges in the third quarter of fiscal 2003 of approximately $5.0 to $7.0 million primarily related to lease commitments for vacated space and fixed asset write offs.

COMPREHENSIVE INCOME

The following table reconciles net loss to comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net loss	$(4,415)	$(56,487)	$(27,278)	$(102,556)
Other comprehensive income (loss) net of tax:
Unrealized currency loss	(1,424)	(983)	(3,632)	(1,904)
Unrealized holding gain (loss) on investments	19	(59)	186	2,629

Comprehensive loss	$(5,820)	$(57,529)	$(30,724)	$(101,831)

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued FASB Statement No. 143 (FAS 143), “Accounting for Asset Retirement Obligations”. FAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period which it is incurred if a reasonable estimate of fair value can be made. Companies are required to adopt FAS 143 for fiscal years beginning after June 15, 2002, but early adoption is encouraged. We are in the process of determining what impact, if any, this standard will have on our financial position and results of operations, although we do not anticipate that the adoption of this standard will have a material impact on our financial position or results of operations.

We have adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121 by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and by broadening the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS No. 144 does not have a material impact on our financial position or results of operations.

In June 2002, the FASB issued SFAS 146, “ Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

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

The following table sets forth net revenues and operating income (loss) by operating segments (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Products:
Revenues	$44,467	$54,248	$86,838	$124,273
Operating loss	(6,142)	(56,755)	(29,136)	(94,088)
Services:
Revenues	8,093	6,650	15,041	13,309
Operating income	2,237	917	3,389	1,815
Total:
Revenues	$52,560	$60,898	$101,879	$137,582
Operating loss	(3,905)	(55,838)	(25,747)	(92,273)

The following table sets forth net revenues from unaffiliated customers by product (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Altium	$12,989	$15,837	$19,541	$35,472
DXR	8,309	8,174	21,782	16,442
SPECTRUM II	273	9,504	2,383	28,886
XP4	22,607	20,348	42,564	42,766
Other Products	289	385	568	707

Total Products	44,467	54,248	86,838	124,273
Total Services	8,093	6,650	15,041	13,309

Total Revenues	$52,560	$60,898	$101,879	$137,582

The following table sets forth revenues from unaffiliated customers by geographic region (in thousands) for:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Europe	$8,222	$11,956	$22,643	$32,913
Nigeria	6,081	8,192	10,119	8,286
Brazil	577	10,071	3,019	15,843
China	4,127	5,983	4,379	25,897
Middle East/Africa	7,726	4,849	10,289	12,519
Thailand	6,882	—	16,696	—
Mexico	1,174	2,636	3,669	6,932
United States	3,299	4,678	4,391	10,466
Other Americas	936	4,397	2,684	10,490
Other Asia/Pacific	13,536	8,136	23,990	14,236

Total Revenue	$52,560	$60,898	$101,879	$137,582

Long-lived assets by country consisting of net property and equipment was as follows (in thousands):

	September 30, 2002	March 31, 2002

United States	$14,080	$19,872
United Kingdom	14,255	15,732
Other foreign countries	7,018	6,090

Total property and equipment, net	$35,353	$41,694

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussions in this Quarterly Report should be read in conjunction with our accompanying Financial Statements and the related notes thereto. This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical are forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions also identify forward looking statements. The forward looking statements in this Quarterly Report are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements and include, without limitation, statements regarding:

•	Our belief that the transition of our manufacturing operations to Microelectronics Technology Inc. (MTI) will help us lower fixed costs and improve our gross margins;

•	Our expectation that the remaining affected employees from our reduction in workforce will be terminated by December 31, 2002;

•	Our expectation to adjust facilities lease loss reserve in future periods, if necessary, based upon actual events and circumstances;

•	Our plan to pay out in cash the remaining accrual balance as of September 30, 2002 of $18.4 million;

•	Our expectation that $3.5 million of the remaining cash restructuring charges will be paid out in fiscal 2003, additional severance and benefit costs of approximately $0.3 million we anticipate will be paid out in fiscal 2004, and vacated building lease obligations of $14.0 million and $0.6 million are expected to be paid out over the next nine years and sixteen years, respectively;

•	Our anticipation of additional restructuring charges in the third quarter of fiscal 2003 of approximately $5.0 to $7.0 million primarily related to lease commitments for vacated space and some fixed asset write offs

•	Our anticipation that the adoption of FASB Statement No. 143 (FAS 143), “Accounting for Asset Retirement Obligations” will not have a material impact on our financial position or results of operations;

•	Our expectation to have completed the transition of our manufacturing operations to MTI by the end of calendar year 2002 and to have recorded a note receivable from MTI with a total value of $4.0 million, including interest;

•	Our expectation that gross profit, as a percentage of sales, will increase slightly in the third quarter of fiscal 2003 as compared to the second quarter of fiscal 2003 due to reduced manufacturing costs as a result of the outsourcing program, subject to meeting revenue expectations;

•	Our anticipation of savings of approximately $1.0 to $1.5 million per quarter in connection with this transition;

•	Our estimation that under certain circumstances the facilities lease losses for our facilities in Seattle, Washington; San Jose, California and Coventry, United Kingdom could increase by an additional $14.3 million;

•	Our belief that we have the financial resources needed to meet our business requirements for at least the next 12 months;

•	Our expectation that we will not experience material exchange rate gains and losses from unhedged foreign currency exposures;

•	Our expectation that competition will increase;

•	The possibility that we may restructure our activities to more strategically realign our resources in response to changes in our industry and market conditions;

•	Our expectation that international sales will continue to account for the majority of our net product sales for the foreseeable future.

•	The settlement of estimated supplier cancellation claims may result in additional charges upon ultimate resolution of these claims;

•	Our expectation to maintain our cash and short-term investments at or near the current level during the third quarter of fiscal 2003; and

•	Our discussions with several lenders about establishing a $20-25 million credit facility to provide additional liquidity to support our working capital requirements, although utilization of this facility is not anticipated over the next 12 months.

All forward looking statements included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward looking statement or statements. The reader should also consult the cautionary statements and risk factors listed in this Quarterly Report and those listed from time to time in our Reports on Forms 10-Q, 8-K, and our most recent Annual Report on Form 10-K for the year ended March 31, 2002, including those contained in the section, “Factors That May Affect Future Financial Results,” beginning on page 28 in this Quarterly Report, in evaluating these forward-looking statements.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies since March 31, 2002. For a description of our critical accounting policies, see our Annual Report on Form 10-K for the year ended March 31, 2002.

Results of Operations

The following table sets forth the percentage relationships of certain items from the Company’s condensed consolidated statements of operations as percentages of net sales:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.9	80.7	78.6	76.8
Inventory valuation charges	(0.1)	64.6	(1.5)	46.0

Gross profit (loss)	24.2	(45.3)	22.9	(22.8)
Research and development	6.6	7.8	6.9	7.8
Selling, general and administrative	25.0	24.6	27.4	22.3
Restructuring and asset valuation charges	—	14.0	13.9	14.2

Operating loss	(7.5)	(91.7)	(25.3)	(67.1)
Interest income	0.9	1.3	0.9	1.0
Interest expense	(0.3)	0.1	(0.3)	—
Other income (expense), net	(0.8)	(0.8)	(0.8)	(1.2)
Impairment of investments	(0.5)	—	(0.4)	(6.1)

Loss before provision for income taxes	(8.2)	(91.3)	(25.9)	(73.4)
Provision for income taxes	0.3	1.5	0.9	1.1

Net loss	(8.5)%	(92.8)%	(26.8)%	(74.5)%

Net Sales

In the second quarter of fiscal 2003, while we continued to see limited capital expenditures by industry participants, we have seen some growth in our business in certain regions. Net sales for the second quarter of fiscal 2003 decreased to $52.6 million, compared to $60.9 million reported in the second quarter of fiscal 2002. Revenues from our DXR and XP4 product lines increased slightly while sales for our Altium and Spectrum II product lines decreased. Our XP4 product line net sales increased to $22.6 million in the second quarter of fiscal 2003 from $20.3 million in the comparable quarter of fiscal 2002. Our Altium product line net sales decreased to $13.0 million in the second quarter of fiscal 2003, from $15.8 million in the comparable quarter of fiscal 2002. Net sales of our Spectrum II product line decreased to $0.3 million in the second quarter of fiscal 2003 from $9.5 million in the comparable quarter of fiscal 2002, due to the product reaching its planned end of life.

Net sales to Brazil decreased to $0.6 million in the second quarter of fiscal 2003 from $10.1 million in the second quarter of fiscal 2002, due to decreased sales to one customer in Brazil. Net sales in the Other Americas region decreased to $0.9 million in the second quarter of fiscal 2003, compared to $4.4 million in the second quarter of fiscal 2002 primarily due to a decrease in capital expenditures by our customers in that region. Net sales in Nigeria decreased to $6.1 million in the second quarter of fiscal 2003 as compared to $8.2 million in the second quarter of fiscal 2002, primarily due to the completion of several projects in that region. Net sales in the Middle East/Africa region increased to $7.7 million in the second quarter of fiscal 2003 from $4.8 million in the second quarter of fiscal 2002, primarily due to increased sales to various customers. Net sales in the Asia/Pacific region increased to $13.5 million in the second quarter of fiscal 2003 from $8.1 million in the second quarter of fiscal 2002 due primarily to increased sales to two customers in that region. Net sales to Thailand increased to $6.9 million in the second quarter of fiscal 2003 from zero in the second quarter of fiscal 2002 due to several major projects in that location. Service revenue was $8.1 million in the second quarter of fiscal 2003, compared to $6.7 million in the second quarter of fiscal 2002. Though overall product revenue in the second quarter of fiscal 2003 declined as compared to the second quarter of fiscal 2002, service revenue increased. This is primarily due to an increase in service contracts and projects as a result of our increased efforts to position ourselves as a complete solutions provider in the market.

Net sales for the first half of fiscal 2003 were $101.9 million, compared to $137.6 million reported in the first half of fiscal 2002 due to ongoing restrictions over capital spending in the telecommunications and mobile cellular market. The decrease in net sales was primarily due to decreased sales of our Altium and Spectrum II product lines, because of the reasons mentioned above. We experienced a decline in net sales in Europe, North America and Latin America due to a continued slowdown in the telecommunications industry and weak economic conditions. However this decline was partially offset by increases in sales in the Asia/Pacific region, Thailand and in Nigeria. Net sales to U.S. customers decreased to $4.4 million in the first half of fiscal 2003, compared to $10.5 million in the first half of fiscal 2002, due to the reasons described above. Net sales to Brazil decreased significantly to $3.0 million from $15.8 million in the first half of fiscal 2002 due to decreased sales to one customer. Net sales in Europe decreased to $22.6 million in the first half of fiscal 2003 from $32.9 million in the first half of fiscal 2002, due to ongoing restrictions of capital spending. Net sales to China decreased significantly to $4.4 million in the first half of fiscal 2003, from $25.9 million in the first half of fiscal 2002, primarily due to lower sales to customers in China, who are continuing to utilize existing inventory on hand to meet the demands in that region. Net sales in the Other Asia/Pacific region increased significantly to $24.0 million in the first half of Fiscal 2003, from $14.2 million in the first half of fiscal 2002 primarily due to increased sales to two customers in that region. Net sales to Thailand increased significantly to $16.7 million in the first half of fiscal 2003 from zero in the first half of fiscal 2002 due to several major projects in that location.

Three customers accounted for 13%, 12%, and 10% of net sales for the second quarter of fiscal 2003, respectively and three customers accounted for 16%, 13% and 11% respectively, of our backlog as of September 30, 2002. For the first half of fiscal 2003, one customer accounted for 14% of net sales, no other customer accounted for more than 10% of our net sales for the period. For the second quarter of fiscal 2002, three customers accounted for 15%, 10%, and 10% of net sales for that quarter. For the first half of fiscal 2002 one customer accounted for 11% of net sales.

During the second quarter of fiscal 2003, we received $46.7 million in new orders shippable over the next 12 months, compared to $61.1 million in the second quarter of fiscal 2002, representing a decrease of 24%. During the first half of Fiscal 2003 we received $100.0 million in new orders shippable over the next 12 months, compared to $142.2 million in first half of Fiscal 2002, representing a decrease of 30%. The backlog at September 30, 2002 was $86.3 million, compared to $94.1 million at March 31, 2002. We review our backlog on an ongoing basis and make adjustments to it as required. Orders in our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period.

Gross Profit

Gross profit as a percentage of net sales was 24.1%, before inventory valuation benefit, in the second quarter of fiscal 2003, compared to a gross profit of 19.3%, before inventory valuation charges, in the second quarter of fiscal 2002. The inventory valuation benefit in the second quarter of fiscal 2003 of $0.4 million was due to the sale of some of our excess inventories, which were reserved as inventory valuation charges in the periods prior to fiscal 2003. The inventory valuation charges of $39.3 million taken in the second quarter of fiscal 2002 were to reserve for excess inventory. Excess inventory was calculated by comparing backlog and our order forecast to the inventory quantities on hand to determine the amount of excess inventory at that time. The increase in gross margin in the second quarter of fiscal 2003, as compared to the second quarter of fiscal 2002, was primarily due to lower manufacturing expenses, which resulted in an increase in gross profit of approximately 7%. This saving was partially offset by a negative pricing impact of approximately 2%. We expect gross profit, as a percentage of sales, to increase slightly in the third quarter of fiscal 2003 as compared to the second quarter of fiscal 2003 due to reduced manufacturing costs as a result of the outsourcing program, subject to meeting revenue expectations.

Gross profit as a percentage of net sales, before inventory valuation benefit, was 21.4% in the first half of fiscal 2003 compared to a gross profit of 23.2%, before inventory valuation charges, in the first half of fiscal 2002. The inventory valuation benefit in the first half of fiscal 2003 of $1.5 million was due to the sale of inventories, which were reserved in the periods prior to fiscal 2003. The inventory valuation charges of $63.3 million taken in the first half of fiscal 2002 were to reserve for excess inventory. For the first half of fiscal 2003, as compared to the first half of fiscal 2002, lower manufacturing spending had a positive impact on gross profit of approximately 5%, as a percentage of net sales. However, this savings was offset by the decrease in net sales volume during the first half of fiscal 2003 compared the first half of fiscal 2002. Pricing had a negative impact on gross profit of approximately 2% for the first half of fiscal 2003 as compared to the first half of fiscal 2002.

Research and Development

In the second quarter of fiscal 2003, research and development expenses decreased to $3.5 million from $4.8 million in the second quarter of fiscal 2002. This decrease was primarily due to the consolidation and relocation of our Seattle, Washington research and development operations to our San Jose, California facility in June 2001. As a percentage of net sales, research and development expenses decreased to 6.6% in the second quarter of fiscal 2003 from 7.8% in the second quarter of fiscal 2002.

In the first half of fiscal 2003, research and development expenses decreased to $7.1 million from $10.7 million in the first half of fiscal 2002 due to the reasons mentioned above. As a percentage of net sales, research and development expenses decreased to 6.9% in the first half of fiscal 2003, compared to 7.8% in the first half of fiscal 2002.

Selling, General and Administrative

In the second quarter of fiscal 2003, selling, general and administrative expenses decreased to $13.2 million from $15.0 million in the second quarter of fiscal 2002. This decrease was a result of a reduction in workforce and other cost reduction measures that were taken in fiscal 2002 and the first quarter of fiscal 2003. As a percentage of net sales, selling, general and administrative expenses increased to 25.1% in the second quarter of fiscal 2003, compared to 24.6% in second quarter of fiscal 2002, primarily because the rate of the decrease in net sales exceeded the rate of the decrease of selling, general and administrative expenses. We expect our selling, general and administrative expenses will continue to decrease in the third quarter of fiscal 2003, compared to the second quarter of fiscal 2003, as a result of ongoing cost reduction measures.

Selling, general and administrative expenses in the first half of fiscal 2003 decreased to $27.8 million compared to $30.7 million in the first half of fiscal 2002, primarily due to the reasons mentioned above. As a percentage of net sales, selling, general and administrative expenses increased to 27.4% in the first half of fiscal 2003, compared to 22.3% in the first half of fiscal 2002 primarily due to a decrease in net sales as explained above.

Restructuring Charges

During fiscal 2002, the industry experienced a severe downturn in the global economy, which impacted our revenues significantly. In response to this downturn, we announced several restructuring programs in fiscal 2002 to focus on profit contribution by reducing expenses and improving operational efficiency. These restructuring programs included consolidation of our U.S. manufacturing operations by relocating our Seattle, Washington operations to our San Jose, California facility, a worldwide reduction in workforce and a consolidation of additional excess facilities. In the first half of fiscal 2003, we continued to see a slowdown in the economy and tightening in the capital market. As we do not expect any significant recovery in the economy in the near future, we took steps in the first quarter of fiscal 2003 to reduce costs and to improve asset management. As part of this program, we entered into an agreement to outsource our San Jose, California manufacturing operations to Microelectronics Technology Inc. (MTI), our manufacturing partner in Taiwan. We believe this transition of manufacturing operations will help us lower fixed costs and improve gross margins. We anticipate savings of approximately $1.0 to $1.5 million per quarter; however, other factors may adversely affect our ability to achieve this level of savings (see factors that may affect financial results). As a result of changes in our manufacturing operations associated with the agreement with MTI, as well as other reductions in operating expenses and facilities, we recorded restructuring charges of $14.2 million in the first quarter of fiscal 2003. These restructuring charges consisted of $2.8 million for employee severance and benefits, $8.2 million for vacated building lease obligations, $0.6 million for legal costs, $3.3 million for transition costs related to outsourcing of our manufacturing operations as mentioned above and $1.8 million as a write off of manufacturing equipment. These restructuring costs were reduced by $2.5 million, which represented the amount reimbursable from MTI to us for the costs relating to the transfer of certain of our manufacturing assets to MTI in accordance with our joint agreement.

Under the terms of our agreement with Microelectronics Technology Inc. (MTI) for transfer of our manufacturing operations to MTI in Taiwan, MTI is assuming assembly, integration and testing of our Altium product family, as well as assembly and testing of the Outdoor Unit portion of our XP4 product. The agreement also provides for continuing cooperation between the companies for future products now being developed. Under terms of the agreement, MTI is acquiring certain of our manufacturing assets related to the production of the Altium and XP4 product lines, and we are providing assistance in the transition of the operation. In addition, we are consigning certain inventory associated with these products to MTI and MTI is purchasing such inventory, as it is utilized in manufacturing. We are retaining product design and R&D functions for these products. We expect to complete the transition of affected manufacturing operations and transfer all of these assets to MTI by the end of calendar year 2002 and record a note receivable from MTI for the assets with a total value of approximately $4.0 million, including interest, which MTI has agreed to pay in equal quarterly installments over a period of three years. The transaction includes a five-year supply agreement between the two companies. As a result of the agreement, MTI will be our primary manufacturer of the Outdoor Unit portion of Altium products and of the XP4 products. Sales of our Altium and XP4 products for the first half of fiscal 2003, account for 61% of total revenues for that period. During the second quarter of fiscal 2003, we did not record any additional restructuring charges; however, we sold $1.4 million of equipment to MTI at no net gain or loss.

The severance and benefit charges of $2.8 million taken in the first quarter of fiscal 2003 were for a reduction in workforce by approximately 153 employees, with reductions affecting primarily the manufacturing area due to the outsourcing of our San Jose, California manufacturing operations. As of June 30, 2002 all affected employees had been notified. As of September 30, 2002, approximately 105 employees have been terminated. We anticipate that the remaining affected employees will be terminated by December 31, 2002.

During fiscal 2002, we had recorded restructuring and receivable valuation charges of $24.6 million. These charges consisted of $8.4 million for employee severance and benefits, $11.2 million for facility-related and other costs (including $8.6 million for vacated building lease obligations, $2.1 million for the loss on impairment of equipment, $0.1 million for legal costs and $0.4 million for the write off of goodwill) and $5.0 million for uncollectible accounts receivable. There were cumulative cash payments and non-cash expenses against this provision of $7.7 million and $7.5 million, respectively, resulting in an ending provision balance at March 31, 2002 of $9.4 million. The cash payments related were primarily to workforce reduction payments and the non-cash expenses were related primarily to equipment and receivable valuation charges.

The vacated building lease obligations of $8.2 million and $8.6 million recorded in first quarter of fiscal 2003 and in fiscal 2002, respectively, included payments required under lease contracts, less estimated sublease income after the property was abandoned. To determine the lease loss, certain assumptions were made related to (1) the time period over which the building will remain vacant, (2) sublease terms, (3) sublease rates and (4) an estimate of brokerage fees. Should operating lease rental rates continue to decline in the current market or should it take longer than expected to find a suitable tenant to sublease the Seattle, WA, San Jose, CA and Coventry, United Kingdom facilities, adjustments to the facilities lease loss reserve will be made in future periods, if necessary, based upon the actual events and circumstances. We have estimated that under certain circumstances the facilities lease losses could increase by an additional $14.3 million.

The following table summarizes the balance of the restructuring accrual as of September 30, 2002 and the type and amount of restructuring costs utilized during the first six months of fiscal 2003 (in millions):

	Severance	Facilities
	and Benefits	and Other	Total

Balance as of April 1, 2002	$2.3	$7.1	$9.4
Provision	2.8	11.4	14.2
Cash payments	(2.2)	(3.7)	(5.9)
Non-cash expenses	—	(1.8)	(1.8)
Reimbursable transition costs	—	2.5	2.5

Balance as of September 30, 2002	$2.9	$15.5	$18.4

The remaining accrual balance as of September 30, 2002 of $18.4 million is expected to be paid out in cash. We expect $3.5 million of the remaining cash restructuring charges to be paid out in fiscal 2003, additional severance and benefit costs of approximately $0.3 million we anticipate will be paid out in fiscal 2004, and vacated building lease obligations of $14.0 million and $0.6 million are expected to be paid out over the next nine years and sixteen years, respectively.

We expect additional restructuring charges in the third quarter of fiscal 2003 of approximately $5.0 to $7.0 million primarily related to lease commitments for vacated space and some fixed asset write offs.

Other Income (Expense)

Interest income was $0.5 million in the second quarter of fiscal 2003 compared to $0.8 million in the second quarter of fiscal 2002. The decrease was primarily due to lower interest rates in the second quarter of fiscal 2003 as compared to the second quarter of fiscal 2002. Other expense was $0.4 million in the second quarter of fiscal 2003 compared to $0.5 million in the second quarter of fiscal 2002. The decrease was primarily due to a decrease in foreign exchange losses.

During the second quarter of fiscal 2003, we recorded $0.2 million as an impairment loss on our equity investments in marketable securities. During the second quarter of fiscal 2002, we did not record any impairment losses. The Company determined that the recorded value for these certain investments exceeded their fair value and that these losses were other than temporary in nature.

In the first half of fiscal 2003, interest income decreased to $0.9 million from $1.3 million in the first half of fiscal 2002 primarily due to lower interest rates in the first half of fiscal 2003 compared to the first half of fiscal 2002. During the first half of fiscal 2003, we recorded $0.4 million as impairment loss on our equity investments in marketable securities. During the first half of fiscal 2002, we recorded $8.3 million as impairment loss. This loss consisted of $4.1 million related to our minority investments in non-marketable securities and a $4.2 million loss from investments in marketable securities. We determined that the carrying value for these certain investments exceeded their fair value and that these losses were other than temporary in nature.

Provision for Income Taxes

In the second quarter of fiscal 2003 and fiscal 2002, we provided for income taxes to cover foreign subsidiaries that have generated taxable income, while recording no provision or benefit from U.S. operations due to the net loss for the period.

Liquidity And Capital Resources

Net cash used for operating activities in the first half of fiscal 2003 was $0.6 million, compared to net cash used of $27.6 million in the first half of fiscal 2002. The decrease in cash used for operating activities was primarily due to a decrease in inventory of $9.1 million during the first half of fiscal 2003 as compared to an increase of $40.8 million in the first half of fiscal 2002. Other current assets increased by $3.6 million during the first half of fiscal 2003 primarily due to an increase in miscellaneous receivables. Amounts reimbursable from MTI for the costs related to the transfer of inventory, and the sale of equipment, were recorded as miscellaneous receivables. Other accrued liabilities and long term liabilities increased due to restructuring costs accrued in the first quarter of fiscal 2003, partially offset by payments made toward prior period restructuring costs.

Purchases of property and equipment were $2.8 million in the first half of fiscal 2003 compared to $5.1 million in the first half of fiscal 2002. The planned decrease in capital expenditures was made in response to the economic slowdown.

Proceeds from the sale of our common stock, in the first half of fiscal 2003 of $0.6 million were derived from the exercise of employee stock options and the employee stock purchase plan.

For the first half of fiscal 2002 cash provided by financing activities was mainly from proceeds from the sale of our common stock. On August 10, 2001, we raised approximately $70.9 million from the sale of 7,927,851 shares of our common stock in a an offering registered with the Securities and Exchange Commission pursuant to our “shelf” Registration Statement on Form S-3 (File No. 333-50820), which became effective on December 7, 2000. The remaining proceeds from the sale of common stock were derived from the exercise of employee stock options and the employee stock purchase plan.

Although we have reasonably estimated supplier cancellation claims, settlement of these claims may result in additional charges upon ultimate resolution of these claims.

At September 30, 2002, our principal sources of liquidity consisted of $83.2 million in cash and cash equivalents and short-term investments. We expect to maintain our cash and short-term investments at or near the current level during the third quarter of fiscal 2003. Our cash requirements for fiscal 2003 are primarily to fund operations, research and development, capital expenditures and restructuring activities.

We have entered into discussions with several lenders about establishing a $20-25 million credit facility. The purpose of this credit facility would be to provide additional liquidity to support our working capital requirements, although utilization of this facility is not anticipated over the next 12 months.

Commercial commitments

We have, as of September 30, 2002, $1.6 million in standby letters of credit outstanding with several financial institutions to support bid and performance bonds issued to various customers. In connection with the issuance of these letters of credit, we have, as of September 30, 2002, restricted $0.8 million of cash as collateral for these specific obligations. In addition, as of September 30, 2002, we had outstanding forward foreign exchange contracts in the aggregate amount of $19.8 million, for which restricted cash of $0.8 million was held as collateral by one of the financial institutions utilized to hedge our foreign currency risk exposure.

Contractual obligations

The following table provides information related to our contractual obligations:

     Payments due (in thousands):

	Years ending March 31,

						2008 &	Total
	2003	2004	2005	2006	2007	beyond	Obligations

Operating leases (a)	$2,802	$5,451	$5,373	$5,494	$5,646	$24,379	$49,145
Unconditional purchase obligations	$26,240	—	—	—	—	—	$26,240

(a)	Contractual cash obligations include $14,637 of lease obligations that have been included in the restructuring accrual.

Restructuring payments

We accrued $17.1 million in restructuring charges during fiscal 2002 and $12.4 million in the first quarter of fiscal 2003 for cash outlays. Of this total accrual of $29.5 million, $11.1 million was paid as of September 30, 2002. The remaining cash to be paid out, as of September 30, 2002, is $18.4 million. We expect $3.5 million of the remaining accrued cash restructuring charges to be paid out in fiscal 2003, additional severance and benefits costs of approximately $0.3 million we anticipate will be paid out in fiscal 2004 and vacated building lease obligations of $14.0 million and $0.6 million are expected to be paid out over the next nine years and sixteen years, respectively.

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

The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio.

	Years Ended March 31

(In thousands)	2003	2004

Cash equivalents and short-term investments	$53,387	$10,869
Weighted average interest rate	2.10%	2.13%

The primary objective of our short-term investment activities is to preserve principal while at the same time maximize yields, without significantly increasing risk. Our short-term investments are for fixed interest rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have been immaterial. The average days to maturity for investments held at the end of the second quarter of fiscal 2003 was 87 days and had an average yield of 2.11% per annum.

As of September 30, 2002, unrealized losses on investments were insignificant. The investments have been recorded at fair value on our balance sheet. During the first half of fiscal 2003, we recorded a permanent impairment for certain investments of $0.4 million.

Exchange Rate Risk:

We routinely use forward foreign exchange contracts to hedge our net exposures, by currency, related to the monetary assets and liabilities of our operations denominated in non-functional currencies. In addition, we enter into forward foreign exchange contracts to establish with certainty the U.S. dollar amount of anticipated transactions denominated in a foreign currency. The primary business objective of this hedging program is to minimize the gains and losses resulting from exchange rate changes. At September 30, 2002 we held forward contracts in the aggregate amount of $19.8 million primarily in British pounds and the euro. The amount of unrealized losses on these contracts at September 30, 2002 was immaterial.

Given our exposure to various transactions in foreign currencies, a change in foreign exchange rates would result in exchange gains and losses. As these exposures are generally covered by forward contracts, these exchange gains and losses would be offset by exchange gains and losses on the contracts designated as hedges against such exposures. We do not expect material exchange rate gains and losses from unhedged foreign currency exposures.

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

Factors That May Affect Future Financial Results

The statements contained in this Quarterly Report on Form 10-Q concerning our future products, expenses, revenues, gross margins, liquidity and cash needs, as well as our plans and strategies, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. All statements, trend analyses and other information contained herein about the markets for our services and products and trends in revenue, as well as other statements identified by the use of forward-looking terminology, including “anticipate,” “believe,” “plan,” “estimate,” “expect,” “goal” and “intend”, or the negative of these terms or other similar expressions, constitute forward-looking statements. These forward-looking statements are based on current expectations, and we assume no obligation to update this information. Numerous factors, including the risk factors discussed below, economic and competitive conditions, timing and volume of incoming orders, shipment volumes, product margins and foreign exchange rates, could cause actual results to differ materially from those described in these statements, and prospective investors and stockholders should carefully consider these factors set forth below and elsewhere in evaluating these forward-looking statements.

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

     We participate in a highly volatile industry that is characterized by vigorous competition for market share and rapid technological development. These factors could result in aggressive pricing practices and growing competition both from start-up companies and from well-capitalized telecommunication systems providers, which, in turn, could decrease our revenues. In response to changes in our industry and market conditions, we may restructure our activities to more strategically realign our resources. This includes assessing whether we should consider disposing of, or otherwise exiting, businesses and reviewing the recoverability of our tangible and intangible assets. Any decision to limit investment in our tangible and intangible assets or to dispose of or otherwise exit, businesses may result in the recording of accrued liabilities for special charges, such as workforce reduction costs. In June 2002, we entered into an agreement with Microelectronics Technology Inc. (MTI) to outsource our San Jose manufacturing operations to MTI. As a result of changes associated with this agreement, as well as other reductions in operating expenses and facilities, we reduced our worldwide headcount by approximately 20% and recorded restructuring charges of $14.2 million in the first quarter of fiscal 2003. Additionally, accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis of assets could change as a result of such assessments and decisions, and could harm our results of operations.

Because of the severe economic downturn in the world economy, and bankruptcies and financial difficulties in the competitive local exchange carrier business, the demand for our products and services may decrease.

     Due to the rapid and increasingly severe economic downturn in the United States, as well as the global tightening of the capital markets for telecommunications and mobile cellular projects during calendar 2001 and the first nine months of calendar 2002, our business opportunities have decreased in the United States, Europe and other countries and geographic regions where we conduct business. To the extent that the economic downturn and the global tightening of the capital markets continue, the demand for our products and services may decrease further in these countries and geographical regions. In addition, the terrorist attack of

September 11, 2001, the subsequent military response by the United States the proposed U.S. military in Iraq, and future events occurring in response to, or in connection with, the September 11, attack and action in Iraq have negatively impacted, and may continue to negatively impact, the economy in general. This could result in our customers delaying or canceling the purchase of our products, which would have a significant negative impact on our revenues. Due in part to the economic downturn, we undertook a worldwide reduction in work force of approximately 35% and closed our Seattle, Washington facility in fiscal 2002. In first quarter of fiscal 2003 we entered into an agreement with Microelectronics Technology Inc. (MTI) to outsource our manufacturing operations to MTI. As a result of changes associated with this agreement, we reduced our headcount by approximately 20% with the reduction affecting various locations.

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

     Sales of our products are concentrated in a small number of customers. For the quarter ended September 30, 2002, three customers accounted for 13%, 12% and 10% of our net sales, respectively. In addition, three customers accounted for 16%, 13%, and 11% of our backlog as of September 30, 2002, respectively. For the first half of Fiscal 2003, one customer accounted for 14% of the net sales. The worldwide telecommunications industry is dominated by a small number of large corporations, and we expect that a significant portion of our future product sales will continue to be concentrated in a limited number of customers. In addition, our customers typically are not contractually obligated to purchase any quantity of products in any particular period, and product sales to major customers have varied widely from period to period. In addition, as a result of the global tightening of the capital markets for the telecommunications and mobile cellular projects in calendar year 2001 and the first nine months of calendar 2002, the demand for our products and services has decreased and may continue to decrease. The loss of any existing customer, a significant reduction in the level of sales to any existing customer, or our inability to gain additional customers could result in further declines in our revenues. If these revenue declines occur, our business, financial condition, and results of operations would be harmed.

Due to our significant volume of international sales, we are susceptible to a number of political, economic and geographic risks that could harm our business if they occur.

     We are highly dependent on sales to customers outside the United States. During fiscal 2000, 2001, and 2002, sales to international customers accounted for 79%, 69% and 92% of our net sales, respectively. Sales to international customers for the first half of fiscal 2003 accounted for 96% of our net sales. A significant portion of these international sales is in lesser developed countries and we expect that international sales will continue to account for the majority of our net product sales for the foreseeable future. As a result, the occurrence of any international, political, economic or geographic event that adversely affects our business could result in significant revenue shortfalls. These revenue shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks and challenges of doing business internationally include:

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

     Our manufacturing operations, which have been substantially subcontracted, are highly dependent upon the delivery of materials by outside suppliers in a timely manner. Also, we depend in part upon subcontractors to assemble major components and subsystems used in our products in a timely and satisfactory manner. In June 2002, we entered into a five year manufacturing and supply agreement with Microelectronics Technology Inc. (MTI). Under the terms of our agreement with MTI, MTI will assume assembly, integration and testing of our Altium product family, as well as assembly and testing of the Outdoor Unit (ODU) portion of the XP4 product. Sales of our Altium and XP4 products for the second quarter of fiscal 2003, accounted for 68% of total revenues for that quarter. We do not generally enter into long-term or volume purchase agreements with any of our suppliers, and we cannot assure you that such materials, components and subsystems will be available to us at such time and in quantities we require, if at all. In addition, due to the rapid and increasingly severe economic downturn, our suppliers have experienced and are continuing to experience various financial difficulties, which may impact their ability to supply the materials, components and subsystems that we require. Our inability to develop alternative sources of supply quickly and on a cost-effective basis could materially impair our ability to manufacture and deliver our products to our customers in a timely manner. We cannot assure you that we will not experience material supply problems or component or subsystem delays in the future. Also, the subcontractors may not be able to maintain the quality of our products, which might result in a large number of product returns by customers and could harm our business, financial condition and results of operation.

Additional risks associated with the outsourcing of our manufacturing operations to MTI in Taiwan could include, among other things: (i) political risks due to political issues between Taiwan and The People’s Republic of China, (ii) risk of natural disasters in Taiwan, which is subject to earthquakes and typhoons, (iii) economic and regulatory developments and (iv) other events leading to the disruption of manufacturing operations.

The global tightening of capital markets for the telecommunications and mobile cellular projects may result in inventory which we cannot sell or be required to sell at distressed prices.

     Many of our current and potential customers require significant capital funding to finance their telecommunications and mobile cellular projects, which include the purchase of our products and services. Due to the current tightening of capital markets worldwide, available funding for these projects has been and may continue to be unavailable to some customers and thereby slow or halt the purchase of our products and services. This reduction in demand has resulted in excess inventories on hand, and could result in additional excess inventories in the future. In fiscal 2002, we recorded inventory valuation charges of $102.7 million for excess inventory and supplier commitments resulting from the reduction in our sales volume compared to the prior fiscal year. In the first half of fiscal 2003, we recorded an inventory valuation benefit of $1.5 million, which represented a benefit from the sale of previously reserved inventories. However, if funding continues to be unavailable to our customers or their customers, we may be forced to take additional reserves for excess inventory. We cannot assure you that we will be successful in matching our inventory purchases with anticipated shipment volumes. As a result, we may fail to control the amount of inventory on hand and may be forced to take unanticipated additional reserves. Such additional inventory reserves, if required, would decrease our profits.

If we fail to manage our internal development or successfully integrate acquired businesses, we may not effectively manage our growth and our business may be harmed.

     Future growth of our operations depends, in part, on our ability to introduce new products and develop enhancements to existing products to meet the emerging trends in our industry. We have pursued, and will continue to pursue, growth opportunities through internal development, minority investments and acquisitions of complementary businesses and technologies. We are unable to predict whether and when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed and successfully integrated. Once integrated, acquired businesses may not achieve comparable levels of revenues, profitability or productivity as our existing business or otherwise perform as expected. Also, acquisitions may involve difficulties in the retention of personnel, diversion of management’s attention, risks of our customers and the customers of acquired businesses deferring purchase decisions as they evaluate the impact of the acquisition, unexpected legal liabilities, and tax and accounting issues. Our failure to manage growth effectively could harm our business, financial condition and results of operations.

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

     The wireless telecommunications industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in often protracted and expensive litigation. We may in the future be notified that we are infringing certain patent or other intellectual property rights of others. Such litigation or claims could result in substantial costs and diversion of resources. In the event of an adverse result of any such litigation, we could be required to pay substantial damages, cease the licensing of allegedly infringing technology or the sale of allegedly infringing products and expend significant resources to develop non-infringing technology or to obtain licenses for the infringing technology. We cannot assure you that we would be successful in developing such non-infringing technology or that any license for the infringing technology would be available to us on commercially reasonable terms, if at all.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of our market risks, see page 26, “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer or Chief Financial Officer completed their evaluation.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

There are no material existing or pending legal proceedings against us. We are, however, subject to legal proceedings and claims that arise in the normal course of our business.

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

For a list of exhibits to this Quarterly Report on Form 10-Q, see the exhibit index located on page 44.

(b)	Filing on August 19, 2002 (Regulation FD Disclosure — Section 906 Certification)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEX NETWORKS, INC.

Date: November 14, 2002	By	/s/ Carl A. Thomsen

Carl A. Thomsen Senior Vice President, Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial Officer)

STRATEX NETWORKS, INC.

CERTIFICATION PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Charles D. Kissner, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Stratex Networks, Inc. (the “registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our required evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By	/s/ Charles D. Kissner

Charles D. Kissner Chairman and Chief Executive Officer

STRATEX NETWORKS, INC.
CERTIFICATION PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Carl A. Thomsen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Stratex Networks, Inc. (the “registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our required evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ Carl A. Thomsen

Carl A. Thomsen Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

2.1	Certificate of Ownership and Merger merging DMC Stratex Networks, Inc. into Digital Microwave Corporation (incorporated by reference to Exhibit 2.1 to the company’s Quarterly Report of Form 10-Q filed on August 11, 2000)
3.1	Certificate of Amendment to the Restated Certificate of Incorporation, amended as of August 8, 2000 (incorporated by reference to Exhibit 3.1 to the company’s Quarterly Report on Form 10-Q filed on August 11, 2000)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation, amended as of September 9, 2002.
3.3	Amended and Restated Bylaws, dated as of October 17, 2001 (incorporated by reference to Exhibit 3.2 to the company’s Quarterly Report on Form 10-Q filed on November 13, 2001)
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2	Specimen certificate for shares of Stratex Networks, Inc. common stock
10.1*	Manufacture and Supply Agreement, dated as of June 30, 2002, by and between DMC Stratex Networks, Inc. and Microelectronics Technology, Inc. (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q filed on August 14, 2002, in addition, confidential treatment of certain portions of this exhibit has been requested)
99.1	Certification of Charles D. Kissner, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Carl A. Thomsen, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment requested and the redacted material has been separately filed with the Securities and Exchange Commission.