Form 10-Q
period 2002-12-31
STRATEX NETWORKS INC
filed 2003-02-14
CIK 812703

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002	Commission file number: 0-15895

STRATEX NETWORKS, INC.

(Exact name of registrant specified in its charter)

Delaware	77-0016028

(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

170 Rose Orchard Way San Jose, CA	95134

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:	(408) 943-0777

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

Yes ☒ No ☐

The number of outstanding shares of the Registrant’s common stock, par value $.01 per share, was 82,776,027 on February 7, 2002.

INDEX

PAGE
COVER PAGE	1
INDEX	2
PART I – FINANCIAL INFORMATION
Item 1 - Financial Statements
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6-17
Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-28
Factors That May Affect Future Financial Results	29-37
Item 3 - Quantitative and Qualitative Disclosures About Market Risk	38
Item 4 - Controls and Procedures	38
PART II – OTHER INFORMATION
Item 1 - Legal Proceedings	39
Item 6 - Exhibits and Reports on Form 8-K	39
SIGNATURE	40
CERTIFICATIONS	41-44

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS

STRATEX NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	December 31, 2002	March 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$27,405	$35,888
Short-term investments	62,827	49,786
Accounts receivable, net	32,446	42,953
Inventories, net	17,477	31,094
Other current assets	13,258	10,775

Total current assets	153,413	170,496
Property and equipment, net	30,273	41,694
Other assets	362	1,927

Total assets	$184,048	$214,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,326	$20,579
Income taxes payable	669	—
Accrued liabilities	24,413	19,406

Total current liabilities	43,408	39,985
Restructuring and other long — term liabilities	19,771	6,675

Total liabilities	63,179	46,660
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value; 150,000,000 shares authorized; 82,649,702 and 82,314,377 shares issued and outstanding, in fiscal 2003 and 2002, respectively	826	823
Additional paid-in-capital	456,946	456,087
Accumulated deficit	(322,598)	(279,156)
Accumulated other comprehensive loss	(14,305)	(10,297)

Total stockholders’ equity	120,869	167,457

Total liabilities and stockholders’ equity	$184,048	$214,117

See accompanying Notes to Condensed Consolidated Financial Statements.

STRATEX NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Net sales	$49,265	$45,170	$151,144	$182,752
Cost of sales	36,008	40,066	116,079	145,737
Inventory valuation charges (benefit)	(597)	39,427	(2,073)	102,731

Gross profit (loss)	13,854	(34,323)	37,138	(65,716)

Operating Expenses
Research and development	3,351	4,130	10,433	14,824
Selling, general and administrative	12,418	13,667	40,194	44,354
Restructuring and asset valuation charges	13,189	5,089	27,362	24,589

Total operating expenses	28,958	22,886	77,989	83,767

Operating loss	(15,104)	(57,209)	(40,851)	(149,483)
Other income (expense):
Interest income	480	708	1,364	2,047
Interest expense	(337)	(9)	(654)	(61)
Other income (expense), net	(787)	(202)	(1,550)	(1,889)
Other than temporary impairment of investments	(20)	(505)	(412)	(8,844)

Loss before provision for income taxes	(15,768)	(57,217)	(42,103)	(158,230)
Provision for income taxes	396	211	1,339	1,755

Net loss	$(16,164)	$(57,428)	$(43,442)	$(159,985)

Basic and diluted loss per share	$(0.20)	$(0.70)	$(0.53)	$(1.98)

Basic and diluted weighted average shares outstanding	82,615	82,084	82,496	80,934

See accompanying Notes to Condensed Consolidated Financial Statements.

STRATEX NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(43,442)	$(159,985)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	8,402	14,804
Provision for uncollectible accounts	98	6,370
Inventory valuation charges (benefit) and provision for inventory reserves	(1,745)	103,988
Non-cash restructuring expenses	3,965	2,105
Loss on disposal of property and equipment	—	517
Other than temporary impairment of investments	412	8,844
Changes in assets and liabilities
Decrease in accounts receivable	8,952	53,166
Decrease (increase) in inventories	12,584	(39,800)
Increase (decrease) in deferred tax assets	—	(114)
Decrease in other current assets and other assets	385	8,888
Decrease in accounts payable	(2,248)	(31,034)
Increase in income tax payable	664	314
Increase (decrease) in other accrued liabilities	(2,458)	1,970
Increase in warranty reserves	7,650	7,714
Increase in long term liabilities	13,097	—

Net cash provided by (used for) operating activities	6,316	(22,253)

Cash flows from investing activities:
Purchase of short-term investments	(239,677)	(103,875)
Proceeds from sale of short term investments	226,532	77,522
Purchase of property and equipment	(3,372)	(10,638)

Net cash used for investing activities	(16,517)	(36,991)

Cash flows from financing activities:
Proceeds from sales of common stock	862	73,018

Net cash provided by financing activities	862	73,018

Effect of exchange rate changes on cash	856	950

Net increase (decrease) in cash and cash equivalents	(8,483)	14,724
Cash and cash equivalents at beginning of period	35,888	25,963

Cash and cash equivalents at end of period	$27,405	$40,687

SUPPLEMENTAL DATA
Interest paid	$538	$138
Income taxes paid	$721	$961

See accompanying Notes to Condensed Consolidated Financial Statements.

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

As of December 31, 2002, we had $1.6 million in standby letters of credit outstanding with several financial institutions to support bid and performance bonds issued to various customers. In connection with the issuance of these letters of credit, we held $0.7 million of cash as collateral for these specific obligations as of December 31, 2002. Also, as of December 31, 2002, we had outstanding forward foreign exchange contracts in the aggregate amount of $17.5 million, for which restricted cash of $0.7 million was held as collateral by one of the financial institutions utilized to hedge our foreign currency risk exposure.

SHORT- TERM INVESTMENTS

We invest our excess cash in high-quality and easily marketable instruments. All of our marketable securities are classified as “available-for-sale” in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). All investments are reported at fair market value with the related unrealized holding gains and losses reported as a component of accumulated other comprehensive loss. Unrealized holding losses on the portfolio as of December 31, 2002 were insignificant. At December 31, 2002, our available-for-sale securities had contractual maturities ranging from 1 day to 284 days, with a weighted average maturity of 51 days.

There were impairment losses of approximately $0.4 million during the first nine months of fiscal 2003; all of these losses were on our equity investments, which are discussed in the “Other Assets” footnote below. There were impairment losses of approximately $8.8 million during the first nine months of fiscal 2002. Of this $8.8 million loss, $0.9 million was on our short-term investments in marketable securities and the remaining $7.9 million was on our equity investments, which are discussed in the “Other Assets” footnote below.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market, where cost includes material, labor and manufacturing overhead. We maintain an inventory reserve to record inventory at the lower of cost or market value. This reserve is calculated by comparing on hand quantities against backlog and forecasted revenues. Inventories, net of reserves, consist of (in thousands):

	December 31, 2002	March 31, 2002

Raw materials	$11,820	$19,346
Work in process	2,904	5,527
Finished goods	2,753	6,221

	$17,477	$31,094

In the first nine months of fiscal 2003, we realized a $2.1 million benefit due to the sale of inventory that had been fully reserved, due primarily to excess inventories not expected to be sold, in periods prior to the nine months ending December 31, 2002.

OTHER CURRENT ASSETS

Other current assets included the following (in thousands):

	December 31, 2002	March 31, 2002

Receivables from suppliers	$4,393	$2,836
Non-trade receivables	3,305	2,134
Prepaid expenses	2,284	2,443
Prepaid insurance	1,285	361
Tax refund	1,433	2,561
Other	558	440

	$13,258	$10,775

Non-trade receivables as of December 31, 2002 included $1.5 million from the sale of manufacturing assets and $0.6 million for transition costs due from Microelectronics Technology, Inc. related to an outsourcing agreement executed in June 2002. Non-trade receivables as of December 31, 2002 also included $0.8 million of interest receivable related to our short-term investments.

OTHER ASSETS

Included in other assets are equity investments and long-term deposits for premises leased by us. Equity investments represent voting interest of less than 20% and are accounted for under the cost method because the Company is not able to exercise significant influence over the investee. Equity investments in marketable securities are classified as “available-for-sale” in accordance with the provisions of SFAS 115 and reported at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Equity investments in non-marketable securities are recorded at cost. We continually review these equity investments to evaluate whether conditions have occurred that would suggest an impairment of carrying value. Impairment losses of $0.4 million were recorded in the first nine months of fiscal 2003 on our equity investments in marketable securities, included in other assets. There were impairment losses of approximately $8.8 million during the first nine months of fiscal 2002. Of this $8.8 million loss, $0.9 million was on our short-term investments in marketable securities, which are discussed in the “Short-Term Investments” footnote above. The remaining $7.9 million loss was on our equity investments, which consisted of a $4.5 million loss on our minority investments in marketable equity securities and a $3.4 million loss on our equity investments in non-marketable securities. We determined that the recorded value for these certain investments exceeded their fair value and that these losses were other than temporary in nature.

ACCRUED LIABILITIES

Accrued liabilities included the following (in thousands):

	December 31, 2002	March 31, 2002

Customer deposits	$1,134	$1,804
Accrued payroll and benefits	1,693	2,461
Accrued commissions	3,502	2,533
Accrued warranty	4,712	4,674
Accrued restructuring	7,471	3,534
Deferred income	2,658	652
Other	3,243	3,748

	$24,413	$19,406

In accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), if the revenue recognition criteria are not met (as described in the revenue recognition footnote below), revenue is deferred. With certain of our customers, we have collected the amounts due; however, the revenue is deferred due to the reasons described above. The increase in accrued restructuring is due to additional restructuring charges in the first nine months of fiscal 2003, which are discussed in the “Restructuring Charges” footnote below.

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

DERIVATIVE FINANCIAL INSTRUMENTS

In accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), all derivatives are recorded on the balance sheet at fair value.

Derivatives are employed to eliminate, reduce, or transfer selected foreign currency risks that can be identified and quantified. Our policy is to hedge forecasted and actual foreign currency risk with forward contracts that expire within twelve months. Specifically, we hedge foreign currency risks relating to firmly committed backlog, open purchase orders and non-functional currency monetary assets and liabilities. Derivatives hedging non-functional currency monetary assets and liabilities are recorded on the balance sheet at fair value and changes in fair value are recognized currently in earnings.

Additionally, we hedge forecasted non-U.S. dollar sales and non-U.S. dollar purchases. In accordance with SFAS 133, hedges of anticipated transactions are designated and documented at inception as “cash flow hedges” and are evaluated for effectiveness, excluding time value, at least quarterly. We record effective changes in the fair value of these cash flow hedges in accumulated other comprehensive income (“OCI”) until the revenue is recognized or the related purchases are recognized in cost of sales, at which time the changes are reclassified to revenue and cost of sales, respectively. All amounts accumulated in OCI at quarter end will be reclassified to earnings within the next 12 months. A gain of $0.1 million was recognized in other income and expense in the first nine months of fiscal 2003 related to the exclusion of time value from effectiveness testing and ineffectiveness resulting from forecasted transactions that did not occur.

The following table summarizes the activity in OCI, with regard to the changes in fair value of derivative instruments, for the first nine months of fiscal 2003 (in thousands):

Nine Months Ended
December 31, 2002
Gains/(Losses)

Beginning balance as of April 1, 2002	$142
Net changes	(68)
Reclassifications to revenue	(230)
Reclassifications to cost of sales	(3)

Ending balance as of December 31, 2002	$(159)

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject us to concentrations of credit risk consist principally of temporary cash investments and trade receivables. We have cash investment policies that limit the amount of credit exposure to any one financial institution and restrict placement of investments to financial institutions evaluated as highly creditworthy. Investments, under our policy, must have a rating, at the time of purchase, of A1 or P1 for short-term paper and a rating of A or better for long-term notes or bonds.

Accounts receivable concentrated with certain customers primarily in the telecommunications industry and in certain geographic locations may subject us to concentration of credit risk. One customer accounted for approximately 12% of net sales for the third quarter of fiscal 2003. One customer accounted for approximately 16% of net sales for the third quarter of fiscal 2002. For the first nine months of fiscal 2003, one customer accounted for 12% of net sales. For the first nine months of fiscal 2002 two customers accounted for 16% and 10% of net sales, respectively. One customer accounted for approximately 14% of the total accounts receivable balance at the end of the third quarter of fiscal 2003. No other customer accounted for more than 10% of the total accounts receivable balance at the end of the third quarter of fiscal 2003. In the third quarter of fiscal 2002 two customers accounted for approximately 21% and 11%, respectively of the total accounts receivable balance. We actively market and sell products in Africa, Asia, Europe, the Middle East and the Americas. We perform on-going credit evaluations of our customers’ financial conditions and generally require no collateral, although sales to Asia, Eastern Europe and the Middle East are primarily paid through letters of credit.

REVENUE RECOGNITION

We recognize revenue pursuant to SAB 101. Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that the arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured.

In accordance with SAB 101, revenues from product sales are generally recognized when title and risk of loss passes to the customer, except when product sales are combined with significant post-shipment installation services. Under this exception, revenue is deferred until such services have been performed. Service and repair revenue is recognized when the related services and repairs are delivered.

At the time revenue is recognized, we establish an accrual for estimated warranty expenses associated with our sales, recorded as a component of cost of revenue. Our standard warranty is generally for a period of 27 months from the date of sale and our warranty accrual represents the best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While we believe that our warranty accrual is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what will actually transpire in the future. If our actual warranty costs are greater than the accrual, cost of sales will increase accordingly.

NET LOSS PER SHARE

Basic loss per share (EPS) excludes dilution and is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period excluding the weighted average common shares subject to repurchase. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (common stock options and warrants using the treasury stock method) were exercised. Potential common shares in the diluted EPS computation are excluded in net loss periods, as their effect would be antidilutive.

LITIGATION AND CONTINGENCIES

The Company is subject to legal proceedings that arise in the normal course of its business. In the opinion of management, these proceedings should not have a material adverse effect on the business, financial position, and results of operations of the Company. In addition, while not legal proceedings, suppliers have made claims against us and we have reasonably estimated and provided for these claims. If settlement of these claims results in amounts greater than our accruals, there could be additional liabilities required upon ultimate resolution of these claims. See also the “Subsequent Events” footnote below for discussion regarding claims related to Competitive Local Exchange Carriers (“CLEC”) bankruptcies.

RESTRUCTURING CHARGES

During the first quarter of fiscal 2003, we entered into an agreement to outsource our San Jose, California manufacturing operations to Microelectronics Technology Inc. (MTI) in Taiwan. As a result of changes associated with this agreement, as well as other reductions in operating expenses and facilities, we recorded restructuring charges of $14.2 million in the first quarter of fiscal 2003. This restructuring charge consisted of $2.8 million for employee severance and benefits, $8.2 million for vacated building lease obligations, $0.6 million for legal costs, $3.3 million for transition costs related to outsourcing of our manufacturing operations as mentioned above and $1.8 million as a write off of manufacturing equipment. These restructuring costs were reduced by $2.5 million, which represented the amount reimbursable from MTI for the costs relating to the transfer of certain of our manufacturing assets to MTI in accordance with our joint agreement.

Under the terms of our agreement with MTI for transfer of our manufacturing operations to them, MTI has assumed assembly, integration and testing of our Altium product family, as well as assembly and testing of the Outdoor Unit portion of our XP4 product. The agreement also provides for continuing cooperation between the companies for future products now being developed. Under terms of the agreement, MTI is acquiring certain of our manufacturing assets related to the production of the Altium and XP4 product lines and we are providing assistance in the transition of the operation. In addition, we are consigning certain inventory associated with these products to MTI, and MTI is purchasing such inventory as it is utilized in manufacturing. We are retaining product design and R&D functions for these products. We expect to complete the transition of affected manufacturing operations and transfer all of these assets to MTI by the end of fiscal year 2003. We have recorded the sale of assets totaling $1.9 million, excluding interest, as of December 31, 2002. The total value of the assets sold to MTI is expected to be $2.2 million, excluding interest. MTI has been making quarterly payments of $0.3 million since October 2002 for the assets sold. The transaction includes a five-year supply agreement between the two companies. As a result of the agreement, MTI will be our primary manufacturer of the Outdoor Unit portion of Altium products and of the XP4 products. Sales of our Altium and XP4 products for the first nine months of fiscal 2003 account for 62% of total revenues for that period.

The severance and benefit charges of $2.8 million taken in the first quarter of fiscal 2003 were for a reduction in workforce of 153 employees, with reductions affecting primarily the manufacturing operations area due to the outsourcing of our San Jose, California manufacturing operations. As of June 30, 2002 all affected employees had been notified. As of December 31, 2002, 148 employees have been terminated. We anticipate that the remaining affected employees’ jobs will be eliminated by March 31, 2003.

As we do not expect any significant recovery in the economy in the near future, we took additional steps in the third quarter of fiscal 2003 to reduce costs and to improve asset management. As a result of reductions in facilities and operating expenses, we recorded restructuring charges of $13.2 million in the third quarter of fiscal 2003. These restructuring charges consisted of $0.2 million for employee severance and benefits, $10.8 million for vacated building lease obligations and $2.2 million as a write off of certain fixed assets in our San Jose, California location, related to the transfer of certain manufacturing operations to MTI.

During fiscal 2002, the telecommunications and mobile cellular industry experienced a severe downturn due to the declining global economy. This impacted our revenues significantly. In response to this downturn, we announced several restructuring programs in fiscal 2002 to focus on profit contribution by reducing expenses and improving operational efficiency. These restructuring programs included consolidation of our U.S. manufacturing operations by relocating our Seattle, Washington operations to our San Jose, California facility, a worldwide reduction in workforce and a consolidation of additional excess facilities. Due to the economic downturn, we recorded restructuring and receivable valuation charges of $24.6 million during fiscal 2002. This consisted of $8.4 million for employee severance and benefits, $11.2 million for facility-related and other costs (including $8.6 million for vacated building lease obligations, $2.1 million for the loss on impairment of equipment, $0.1 million for legal costs and $0.4 million for the write off of goodwill) and $5.0 million for uncollectible accounts receivable. There were cumulative cash payments and non-cash expenses against this provision of $7.7 million and $7.5 million, respectively, resulting in an ending provision balance at March 31, 2002 of $9.4 million. The cash payments were related primarily to workforce reduction payments and the non-cash expenses were related primarily to equipment and receivable valuation charges.

The vacated building lease obligations of $10.8 million, $8.2 million and $8.6 million recorded in the third and first quarters of fiscal 2003 and in the first nine months of fiscal 2002, respectively, included payments required under lease contracts, less estimated sublease income after the property has been abandoned. To determine the lease loss, certain assumptions were made related to (1) the time period over which the building will remain vacant, (2) sublease terms, (3) sublease rates and (4) an estimate of brokerage fees. Should operating lease rental rates continue to decline in the current market or should it take longer than expected to find a suitable tenant to sublease the Seattle, WA, San Jose, CA and Coventry, United Kingdom facilities, adjustments to the facilities lease loss reserve will be made in future periods, if necessary, based upon actual events and circumstances.

The following table summarizes the balance of the restructuring accrual as of December 31, 2002 and the type and amount of restructuring costs utilized during the first nine months of fiscal 2003 (in millions):

	Severance	Facilities
	and Benefits	and Other	Total

Balance as of April 1, 2002	$2.3	$7.1	$9.4
Provision	3.0	24.4	27.4
Cash payments	(3.2)	(5.8)	(9.0)
Non-cash expenses	—	(4.0)	(4.0)
Reimbursable transition costs	—	2.5	2.5

Balance as of December 31, 2002	$2.1	$24.2	$26.3

Current portion	2.1	5.4	$7.5
Long-term portion	0.0	18.8	$18.8

The remaining accrual balance of $26.3 million as of December 31, 2002 is expected to be paid out in cash. We expect $2.7 million of the remaining cash restructuring charges to be paid out in fiscal 2003 and an additional $5.8 million to be paid out in fiscal 2004 (including $0.6 million for severance and benefits and $5.2 million for vacated building lease obligations). We anticipate further vacated building lease obligations of $17.8 million to be paid out during fiscal 2005 through fiscal 2012.

COMPREHENSIVE INCOME

The following table reconciles net loss to comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Net loss	$(16,164)	$(57,428)	$(43,442)	$(159,985)
Other comprehensive income (loss) net of tax:
Unrealized currency gain (loss)	(600)	1,750	(4,232)	(154)
Unrealized holding gain (loss) on investments	38	228	224	2,857

Comprehensive loss	$(16,726)	$(55,450)	$(47,450)	$(157,282)

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Companies are required to adopt SFAS 143 for fiscal years beginning after June 15, 2002, but early adoption is encouraged. We are in the process of determining what impact, if any, this standard will have on our financial position and results of operations, although we do not anticipate that the adoption of this standard will have a material impact on our financial position or results of operations.

We have adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS No. 144 supersedes SFAS No. 121 by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and by broadening the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS No. 144 does not have a material impact on our financial position or results of operations.

In June 2002, the FASB issued SFAS 146, “ Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

In November 2002, the FASB issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others” (“FIN 45”). The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations do not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Interpretation requires footnote disclosures beginning in interim and year-end financial statements for periods ending after December 15, 2002. We have not yet completed the analysis of the impact of FIN 45 on the Company’s consolidated financial statements.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Although it does not require use of fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148’s amendment of the transition and annual disclosure requirements is effective for fiscal years ending after December 15, 2002. The amendment of disclosure requirements of Opinion No. 28 is effective for interim periods beginning after December 15, 2002. We will adopt this standard for our fourth quarter of fiscal year 2003. We do not plan to adopt the fair value based method of accounting for stock-based employee compensation. As a result, adoption of SFAS 148 will only require expanded disclosure to include the effect of stock-based compensation in our interim reporting.

OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

The Company is organized into two operating segments: products and services. The Company’s Chief Executive Officer has been identified as the Chief Operating Decision-Maker as defined by Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). Resources are allocated to each of these segments using information about their revenues and operating profits before interest and taxes.

The Products operating segment includes the XP4, Altium, DXR and SPECTRUM II digital microwave systems for digital transmission markets. We design and develop these products in Wellington, New Zealand and San Jose, California. Prior to June 30, 2002, we manufactured the XP4 and Altium family of products in San Jose, California. In June 2002, we entered into an agreement with Microelectronics Technology, Inc. (MTI) in Taiwan for outsourcing of our XP4 and Altium products manufacturing operations. We expect to complete the transition of manufacturing operations by the end of fiscal year 2003. We manage the manufacturing of the DXR product family from Wellington, New Zealand, where most manufacturing takes place, except for a portion of the DXR product family that is outsourced.

The Services operating segment includes, but is not limited to, installation, repair, spare parts, network design, path surveys, integration, and other revenues. We maintain regional service centers in Scotland and the Philippines.

We do not identify or allocate assets or depreciation by operating segment, nor does the CEO evaluate segments based on these criteria. Operating segments generally do not sell products to each other, and accordingly, there are no significant inter-segment revenues to be reported. We do not allocate interest and taxes to operating segments. The accounting policies for each reporting segment are the same.

The following table sets forth net revenues and operating loss by operating segment (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Products:
Revenues	$41,781	$38,053	$128,619	$162,326
Operating loss	(16,861)	(58,052)	(45,997)	(152,141)
Services:
Revenues	7,484	7,117	22,525	20,426
Operating income	1,757	843	5,146	2,658
Total:
Revenues	$49,265	$45,170	$151,144	$182,752
Operating loss	(15,104)	(57,209)	(40,851)	(149,483)

The following table sets forth net revenues from unaffiliated customers by product (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Altium	$13,555	$6,154	$33,096	$41,626
DXR	9,968	7,273	31,750	23,715
SPECTRUM II	73	5,121	2,456	34,007
XP4	17,655	19,334	60,219
Other Products	530	171	1,098	878

Total Products	41,781	38,053	128,619	162,326
Total Services	7,484	7,117	22,525	20,426

Total Revenues	$49,265	$45,170	$151,144	$182,752

The following table sets forth revenues from unaffiliated customers by geographic region (in thousands) for:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Europe	$8,182	$12,416	$30,825	$45,329
Brazil	358	2,889	3,377	18,732
China	866	6,778	5,245	32,675
Middle East/Africa	17,787	8,430	38,195	29,235
Thailand	4,837	—	21,533	—
United States	3,614	4,588	8,005	15,054
Other Americas	3,836	4,261	10,189	21,683
Other Asia/Pacific	9,785	5,808	33,775	20,044

Total Revenue	$49,265	$45,170	$151,144	$182,752

Long-lived assets by country consisting of net property and equipment was as follows (in thousands):

	December 31, 2002	March 31, 2002

United States	$10,302	$19,872
United Kingdom	13,625	15,732
Other foreign countries	6,346	6,090

Total property and equipment, net	$30,273	$41,694

SUBSEQUENT EVENTS

On January 21, 2003 we secured a $22.5 million revolving credit facility with Silicon Valley Bank. The credit facility has one-year renewable terms and an interest rate of either the banks prime rate or LIBOR plus 2%. We currently have no plans to utilize this facility.

On January 22, 2003, we received a demand letter for $2.5 million from counsel to unsecured creditors in the bankruptcy proceeding of one of our Competitive Local Exchange Carriers (“CLEC”) customers for monies we received within 90 days of the customer seeking relief, on May 21, 2001, under the United States Bankruptcy Code. On February 10, 2003 we received a demand letter for $8.3 million from counsel to unsecured creditors in the bankruptcy proceedings of another one of our CLEC customers for monies we received within 90 days of the customer seeking relief, on April 18, 2001, under the United States Bankruptcy Code. We intend to vigorously defend ourselves against these claims. However, because of the inherent uncertainties of litigation in general and our analysis of the issues presented by these threatened litigations is not yet complete, we cannot assure you that the ultimate outcomes will be in our favor. If we do not ultimately prevail against these claims, we will be required to remit to the counsel to the unsecured creditors for the benefit of such creditors some or all of the $2.5 and $8.3 million.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussions in this Quarterly Report should be read in conjunction with our accompanying Financial Statements and the related notes thereto. This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical are forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions also identify forward looking statements. The forward looking statements in this Quarterly Report are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements and include, without limitation, statements regarding:

•	Our expectation that the total value of the assets sold to Microelectronics Technology Inc. will be $2.2 million, excluding interest;

•	Our expectation that the remaining affected employees from our reduction in workforce will have their jobs eliminated by March 31, 2003;

•	Our expectation to adjust facilities lease loss reserves in future periods, if necessary, based upon actual events and circumstances;

•	Our plan to pay out in cash the remaining restructuring accrual balance as of December 31, 2002 of $26.3 million;

•	Our expectation that $2.7 million of the remaining cash restructuring charges will be paid out in fiscal 2003 and an additional $5.8 million in fiscal 2004 (including $0.6 million for severance and benefits and $5.2 million for vacated building lease obligations);

•	Our anticipation that further vacated building lease obligations of $17.8 million will be paid out during fiscal 2005 through fiscal 2012;

•	Our anticipation that the adoption of SFAS 143, “Accounting for Asset Retirement Obligations” will not have a material impact on our financial position or results of operations;

•	Our expectation that the adoption of SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” will not have a material impact on our financial position or results of operations;

•	Our expectation that gross profit, as a percentage of sales, will increase slightly in the fourth quarter of fiscal 2003 as compared to the third quarter of fiscal 2003 due to reduced manufacturing costs as a result of the outsourcing program;

•	Our estimation that under certain circumstances the facilities lease losses for our facilities in Seattle, WA, San Jose, CA and Coventry, United Kingdom could increase;

•	Our belief that we have the financial resources needed to meet our business requirements for at least the next 12 months;

•	Our expectation that we will not experience material exchange rate gains and losses from unhedged foreign currency exposures;

•	Our expectation that competition will increase;

•	The possibility that we may restructure our activities to more strategically realign our resources in response to changes in our industry and market conditions;

•	Our expectation that international sales will continue to account for the majority of our net product sales for the foreseeable future;

•	The possibility that settlement of estimated supplier cancellation claims may result in additional liabilities upon ultimate resolution of these claims;

•	Our belief that we maintain adequate reserves to cover exposure for doubtful accounts;

•	Our expectation to maintain our cash and short-term investments at or near the current level during the fourth quarter of fiscal 2003; and

•	Our plan not to currently utilize our revolving credit facility with Silicon Valley Bank.

All forward looking statements included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward looking statement or statements. The reader should also consult the cautionary statements and risk factors listed in this Quarterly Report and those listed from time to time in our Reports on Forms 10-Q, 8-K, and our most recent Annual Report on Form 10-K for the year ended March 31, 2002, including those contained in the section, “Factors That May Affect Future Financial Results,” beginning on page 29 in this Quarterly Report, in evaluating these forward-looking statements.

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

Results of Operations

The following table sets forth the percentage relationships of certain items from the Company’s condensed consolidated statements of operations as percentages of net sales:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.1	88.7	76.8	79.8
Inventory valuation charges (benefit)	(1.2)	87.3	(1.4)	56.2

Gross profit (loss)	28.1	(76.0)	24.6	(36.0)
Research and development	6.8	9.1	6.9	8.1
Selling, general and administrative	25.2	30.3	26.6	24.3
Restructuring and asset valuation charges	26.8	11.3	18.1	13.4

Operating loss	(30.7)	(126.7)	(27.0)	(81.8)
Interest income	1.0	1.6	0.9	1.1
Interest expense	(0.7)	0.0	(0.4)	0.0
Other income (expense), net	(1.6)	(0.4)	(1.0)	(1.0)
Impairment of investments	—	(1.1)	(0.3)	(4.9)

Loss before provision for income taxes	(32.0)	(126.6)	(27.8)	(86.6)
Provision for income taxes	0.8	0.5	0.9	1.0

Net loss	(32.8)%	(127.1)%	(28.7)%	(87.6)%

Net Sales
In the third quarter of fiscal 2003, while we continued to see limited capital expenditures by industry participants, we have seen some growth in our business in certain regions. Net sales for the third quarter of fiscal 2003 increased to $49.3 million, compared to $45.2 million reported in the second quarter of fiscal 2002. Revenues from our Altium and DXR product lines increased while sales for our XP4 and Spectrum II product lines decreased. Our Altium product line net sales increased to $13.6 million in the third quarter of fiscal 2003 from $6.2 million in the comparable quarter of fiscal 2002. Net sales of our DXR product line increased to $10.0 million in the third quarter of fiscal 2003 compared to $7.3 million in the third quarter of fiscal 2002. Our XP4 product line net sales decreased to $17.7 million in the third quarter of fiscal 2003, from $19.3 million in the comparable quarter of fiscal 2002. Net sales of our Spectrum II product line decreased to $0.1 million in the third quarter of fiscal 2003 from $5.1 million in the comparable quarter of fiscal 2002, due to the product reaching its planned end of life. Service revenue was $7.5 million in the third quarter of fiscal 2003, compared to $7.1 million in the third quarter of fiscal 2002.

Net sales to China decreased to $0.9 million in the third quarter of fiscal 2003 from $6.8 million in the third quarter of fiscal 2002, primarily due to lower sales to customers in China who are continuing to utilize existing inventory on hand to meet the demands in that region. Net sales in Europe decreased to $8.2 million in the third quarter of fiscal 2003, compared to $12.4 million in the third quarter of fiscal 2002, primarily due to ongoing restrictions of capital expenditures in Europe. Net sales in the Middle East/Africa region increased to $17.8 million in the third quarter of fiscal 2003 from $8.4 million in the third quarter of fiscal 2002, primarily due to sales to one customer in Africa. Net sales in the Asia/Pacific region increased to $9.8 million in the third quarter of fiscal 2003 from $5.8 million in the third quarter of fiscal 2002, primarily due to increased sales to two customers in that region. Net sales to Thailand increased to $4.8 million in the third quarter of fiscal 2003 from zero in the third quarter of fiscal 2002 due to several major projects in that location.

Net sales for the first nine months of fiscal 2003 were $151.1 million, compared to $182.8 million reported in the first nine months of fiscal 2002 due to ongoing restrictions over capital spending in the telecommunications and mobile cellular market. The decrease in net sales was primarily due to decreased sales of our Spectrum II product line, due to the product reaching its planned end of life. We experienced a decline in net sales in China, Europe, North America and Latin America due to a continued slowdown in the telecommunications industry and weak economic conditions. However this decline was partially offset by increases in sales in Thailand, the Asia/Pacific and Middle East/Africa regions. Net sales to U.S. customers decreased to $8.0 million in the first nine months of fiscal 2003, compared to $15.1 million in the first nine months of fiscal 2002, due to decreased sales to three customers as a result of ongoing capital restrictions. Net sales to Brazil decreased significantly to $3.4 million in the first nine months of fiscal 2003 from $18.7 million in the first nine months of fiscal 2002 due to decreased sales to one customer. Net sales in Europe decreased to $30.8 million in the first nine months of fiscal 2003 from $45.3 million in the first nine months of fiscal 2002, due to ongoing restrictions of capital spending. Net sales to China decreased significantly to $5.2 million in the first nine months of fiscal 2003, from $32.7 million in the first nine months of fiscal 2002, primarily due to lower sales to customers in China who are continuing to utilize existing inventory on hand to meet the demands in that region. Net sales in the Other Asia/Pacific region increased significantly to $33.8 million in the first nine months of fiscal 2003 from $20.0 million in the first nine months of fiscal 2002, primarily due to increased sales to two customers in that region. Net sales to Thailand increased significantly to $21.5 million in the first nine months of fiscal 2003 from zero in the first nine months of fiscal 2002 due to several major projects in that location.

One customer accounted for 12% of net sales for the third quarter of fiscal 2003 and three customers accounted for 17%, 15% and 14%, respectively, of our backlog as of December 31, 2002. For the first nine months of fiscal 2003, one customer accounted for 12% of net sales. For the third quarter of fiscal 2002, two customers accounted for 21%, and 11% of net sales, respectively. For the first nine months of fiscal 2002 two customers accounted for 16% and 10% of net sales, respectively.

During the third quarter of fiscal 2003, we received $50.1 million in new orders shippable over the next 12 months compared to $65.9 million in the third quarter of fiscal 2002, representing a decrease of 24%. During the first nine months of fiscal 2003, we received $150.1 million in new orders shippable over the next 12 months compared to $208.1 million in first nine months of fiscal 2002, representing a decrease of 28%. The backlog at December 31, 2002 was $85.6 million compared to $94.1 million at March 31, 2002. We review our backlog on an ongoing basis and make adjustments to it as required. Orders in our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period.

Gross Profit
Gross profit as a percentage of net sales in the third quarter of fiscal 2003 was 28.1% compared to a gross loss of 76.0% in the third quarter of fiscal 2002. The increase in gross margin in the third quarter of fiscal 2003, as compared to the third quarter of fiscal 2002, was primarily due to inventory valuation benefits and charges. The inventory valuation benefit of 1.2% in the third quarter of fiscal 2003 was due to the sale of some of our excess inventories, which were reserved as inventory valuation charges in the periods prior to fiscal 2003. The inventory valuation charges of 87.3% taken in the third quarter of fiscal 2002 were to reserve for excess inventory. Excess inventory was calculated by comparing backlog and our order forecast to the inventory quantities on hand to determine the amount of excess inventory at that time. Inventory for all product lines in excess of nine months is fully reserved, unless firm backlog exists, and we partially reserve inventory in excess of three months for certain product lines. The increase in gross margin in the third quarter of fiscal 2003, as compared to the third quarter of fiscal 2002, exclusive of inventory valuation benefits and charges mentioned above, was primarily due to lower manufacturing costs which resulted in an increase in gross profit of approximately 13% and a favorable mix impact of 2.3%. There was no significant impact on gross profit due to pricing during the third quarter of fiscal 2003. We expect gross profit as a percentage of sales to increase slightly in the fourth quarter of fiscal 2003 as compared to the third quarter of fiscal 2003, due to reduced manufacturing costs as a result of the outsourcing program.

Gross profit as a percentage of net sales was 24.6% in the first nine months of fiscal 2003 compared to a gross loss of 36.0% in the first nine months of fiscal 2002. The inventory valuation benefit in the first nine months of fiscal 2003 of 1.4% was due to the sale of inventories, which were reserved as inventory valuation charges, in the periods prior to fiscal 2003. The inventory valuation charges of 56.2% taken in the first nine months of fiscal 2002 were to reserve for excess inventory. For the first nine months of fiscal 2003 as compared to the first nine months of fiscal 2002, lower manufacturing spending had a positive impact on gross profit of approximately 3.0%, as a percentage of net sales. Product mix had a positive impact on gross profit of approximately 1.4% for the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002. Pricing had a negative impact on gross profit of approximately 1.4% for the first nine months of fiscal 2003 as compared to the first nine months of fiscal 2002.

Research and Development
In the third quarter of fiscal 2003, research and development expenses decreased to $3.4 million from $4.1 million in the third quarter of fiscal 2002, primarily due to less materials purchases. As a percentage of net sales, research and development expenses decreased to 6.8% in the third quarter of fiscal 2003 from 9.1% in the third quarter of fiscal 2002.

In the first nine months of fiscal 2003, research and development expenses decreased to $10.4 million from $14.8 million in the first nine months of fiscal 2002 due to the consolidation and relocation of our Seattle, Washington research and development operations to our San Jose, California facility in June 2001. As a percentage of net sales, research and development expenses decreased to 6.9% in the first nine months of fiscal 2003, compared to 8.1% in the first nine months of fiscal 2002.

Selling, General and Administrative
In the third quarter of fiscal 2003, selling, general and administrative expenses decreased to $12.4 million from $13.7 million in the third quarter of fiscal 2002. This decrease was a result of a reduction in workforce and other cost reduction measures that were taken in fiscal 2002 and the first and third quarters of fiscal 2003. As a percentage of net sales, selling, general and administrative expenses decreased to 25.2% in the third quarter of fiscal 2003, compared to 30.3% in third quarter of fiscal 2002, primarily due to the reasons described above. We expect our selling, general and administrative expenses will continue to decrease in the fourth quarter of fiscal 2003, compared to the third quarter of fiscal 2003, as a result of ongoing cost reduction measures.

Selling, general and administrative expenses in the first nine months of fiscal 2003 decreased to $40.2 million compared to $44.4 million in the first nine months of fiscal 2002, primarily due to the reasons mentioned above. As a percentage of net sales, selling, general and administrative expenses increased to 26.6% in the first nine months of fiscal 2003, compared to 24.3% in the first nine months of fiscal 2002 primarily because the rate of the decrease in net sales exceeded the rate of the decrease of selling, general and administrative expenses.

Restructuring Charges
During the first quarter of fiscal 2003, we entered into an agreement to outsource our San Jose, California manufacturing operations to Microelectronics Technology Inc. (MTI) in Taiwan. As a result of changes associated with this agreement, as well as other reductions in operating expenses and facilities, we recorded restructuring charges of $14.2 million in the first quarter of fiscal 2003. This restructuring charge consisted of $2.8 million for employee severance and benefits, $8.2 million for vacated building lease obligations, $0.6 million for legal costs, $3.3 million for transition costs related to outsourcing of our manufacturing operations as mentioned above and $1.8 million as a write off of manufacturing equipment. These restructuring costs were reduced by $2.5 million, which represented the amount reimbursable from MTI for the costs relating to the transfer of certain of our manufacturing assets to MTI in accordance with our joint agreement.

Under the terms of our agreement with Microelectronics Technology Inc. (MTI) for transfer of our manufacturing operations to them, MTI has assumed assembly, integration and testing of our Altium product family, as well as assembly and testing of the Outdoor Unit portion of our XP4 product. The agreement also provides for continuing cooperation between the companies for future products now being developed. Under terms of the agreement, MTI is acquiring certain of our manufacturing assets related to the production of the Altium and XP4 product lines and we are providing assistance in the transition of the operation. In addition, we are consigning certain inventory associated with these products to MTI, and MTI is purchasing such inventory as it is utilized in manufacturing. We are retaining product design and R&D functions for these products. We expect to complete the transition of affected manufacturing operations and transfer all of these assets to MTI by the end of fiscal year 2003. We have recorded the sale of assets totaling $1.9 million, excluding interest, as of December 31, 2002. The total value of the assets sold to MTI is expected to be $2.2 million, excluding interest. MTI has been making quarterly payments of $0.3 million since October 2002 for the assets sold. The transaction includes a five-year supply agreement between the two companies. As a result of the agreement, MTI will be our primary manufacturer of the Outdoor Unit portion of Altium products and of the XP4 products. Sales of our Altium and XP4 products for the first nine months of fiscal 2003 account for 62% of total revenues for that period.

The severance and benefit charges of $2.8 million taken in the first quarter of fiscal 2003 were for a reduction in workforce of 153 employees, with reductions affecting primarily the manufacturing operations area due to the outsourcing of our San Jose, California manufacturing operations. As of June 30, 2002 all affected employees had been notified. As of December 31, 2002, 148 employees have been terminated. We anticipate that the remaining affected employees’ jobs will be eliminated by March 31, 2003.

As we do not expect any significant recovery in the economy in the near future, we took additional steps in the third quarter of fiscal 2003 to reduce costs and to improve asset management. As a result of reductions in facilities and operating expenses, we recorded restructuring charges of $13.2 million in the third quarter of fiscal 2003. These restructuring charges consisted of $0.2 million for employee severance and benefits, $10.8 million for vacated building lease obligations and $2.2 million as a write off of certain fixed assets in our San Jose, California location, related to the transfer of certain manufacturing operations to MTI.

During fiscal 2002, the telecommunications and mobile cellular industry experienced a severe downturn due to the declining global economy. This impacted our revenues significantly. In response to this downturn, we announced several restructuring programs in fiscal 2002 to focus on profit contribution by reducing expenses and improving operational efficiency. These restructuring programs included consolidation of our U.S. manufacturing operations by relocating our Seattle, Washington operations to our San Jose, California facility, a worldwide reduction in workforce and a consolidation of additional excess facilities. Due to the economic downturn, we recorded restructuring and receivable valuation charges of $24.6 million during fiscal 2002. This consisted of $8.4 million for employee severance and benefits, $11.2 million for facility-related and other costs (including $8.6 million for vacated building lease obligations, $2.1 million for the loss on impairment of equipment, $0.1 million for legal costs and $0.4 million for the write off of goodwill) and $5.0 million for uncollectible accounts receivable. There were cumulative cash payments and non-cash expenses against this provision of $7.7 million and $7.5 million, respectively, resulting in an ending provision balance at March 31, 2002 of $9.4 million. The cash payments were related primarily to workforce reduction payments and the non-cash expenses were related primarily to equipment and receivable valuation charges.

The vacated building lease obligations of $10.8 million, $8.2 million and $8.6 million recorded in the third and first quarters of fiscal 2003 and in the first nine months of fiscal 2002, respectively, included payments required under lease contracts, less estimated sublease income after the property has been abandoned. To determine the lease loss, certain assumptions were made related to (1) the time period over which the building will remain vacant, (2) sublease terms, (3) sublease rates and (4) an estimate of brokerage fees. Should operating lease rental rates continue to decline in the current market or should it take longer than expected to find a suitable tenant to sublease the Seattle, WA, San Jose, CA and Coventry, United Kingdom facilities, adjustments to the facilities lease loss reserve will be made in future periods, if necessary, based upon actual events and circumstances.

The following table summarizes the balance of the restructuring accrual as of December 31, 2002 and the type and amount of restructuring costs utilized during the first nine months of fiscal 2003 (in millions):

	Severance	Facilities
	and Benefits	and Other	Total

Balance as of April 1, 2002	$2.3	$7.1	$9.4
Provision	3.0	24.4	27.4
Cash payments	(3.2)	(5.8)	(9.0)
Non-cash expenses	—	(4.0)	(4.0)
Reimbursable transition costs	—	2.5	2.5

Balance as of December 31, 2002	$2.1	$24.2	$26.3

Current portion	2.1	5.4	$7.5
Long-term portion	0.0	18.8	$18.8

The remaining accrual balance of $26.3 million as of December 31, 2002 is expected to be paid out in cash. We expect $2.7 million of the remaining cash restructuring charges to be paid out in fiscal 2003 and an additional $5.8 million to be paid out in fiscal 2004 (including $0.6 million for severance and benefits and $5.2 million for vacated building lease obligations). We anticipate further vacated building lease obligations of $17.8 million to be paid out during fiscal 2005 through fiscal 2012.

Other Income (Expense)
Interest income was $0.5 million in the third quarter of fiscal 2003 compared to $0.7 million in the third quarter of fiscal 2002. The decrease was primarily due to lower interest rates in the third quarter of fiscal 2003 as compared to the third quarter of fiscal 2002. Other expense was $0.8 million in the third quarter of fiscal 2003 compared to $0.2 million in the third quarter of fiscal 2002. The increase was primarily due to an increase in foreign exchange losses.

During the third quarter of fiscal 2003, we recorded an immaterial amount as an impairment loss on our equity investments in marketable securities. During the third quarter of fiscal 2002, we recorded an impairment loss of $0.5 million on certain of our minority investments in marketable and non-marketable securities. We determined that the recorded value for these certain investments exceeded their fair value and that these losses were other than temporary in nature.

In the first nine months of fiscal 2003, interest income decreased to $1.4 million from $2.0 million in the first nine months of fiscal 2002, primarily due to lower interest rates in the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002. During the first nine months of fiscal 2003, we recorded $0.4 million as impairment loss on our equity investments in marketable securities. During the first nine months of fiscal 2002, we recorded $8.8 million as impairment loss. This loss consisted of $4.5 million related to our minority investments in marketable securities, a $3.4 million loss on our minority investments in non-marketable securities and a $0.9 million loss on short-term investments in marketable securities. We determined that the carrying value for these certain investments exceeded their fair value and that these losses were other than temporary in nature.

Provision for Income Taxes
In the third quarter and first nine months of fiscal 2003 and fiscal 2002, we provided for income taxes to cover foreign subsidiaries that have generated taxable income, while recording no provision or benefit from U.S. operations due to the net loss for the period.

Liquidity And Capital Resources

Net cash provided by operating activities in the first nine months of fiscal 2003 was $6.3 million compared to net cash used of $22.3 million in the first nine months of fiscal 2002. The decrease in cash used for operating activities was primarily due to a decrease in inventory of $12.6 million during the first nine months of fiscal 2003 as compared to an increase of $39.8 million in the first nine months of fiscal 2002. Accounts receivable decreased by $9.0 million during the first nine months of fiscal 2003, primarily due to improved shipment linearity, customer mix and successful collection efforts. Long term liabilities increased due to restructuring costs accrued in the third and first quarters of fiscal 2003, partially offset by payments made toward prior period restructuring costs.

Purchases of property and equipment were $3.4 million in the first nine months of fiscal 2003 compared to $10.6 million in the first nine months of fiscal 2002. The planned decrease in capital expenditures was made in response to the economic slowdown.

In the first nine months of fiscal 2003, proceeds from the sale of our common stock of $0.9 million were derived from the exercise of employee stock options and the employee stock purchase plan.

For the first nine months of fiscal 2002, cash provided by financing activities was mainly from proceeds from the sale of our common stock. On August 10, 2001, we raised approximately $70.9 million from the sale of 7,927,851 shares of our common stock in an offering registered with the Securities and Exchange Commission pursuant to our “shelf” Registration Statement on Form S-3 (File No. 333-50820) which became effective on December 7, 2000. The remaining proceeds from the sale of common stock were derived from the exercise of employee stock options and the employee stock purchase plan.

At December 31, 2002, our principal sources of liquidity consisted of $90.2 million in cash and cash equivalents and short-term investments. We expect to maintain our cash and short-term investments at or near the current level during the fourth quarter of fiscal 2003. Our cash requirements for fiscal 2003 are primarily to fund operations, research and development, capital expenditures and restructuring activities.

On January 21, 2003 we secured a $22.5 million revolving credit facility with Silicon Valley Bank. The credit facility has one-year renewable terms and an interest rate of prime or LIBOR plus 2%. We currently have no plans to utilize this facility.

Commercial commitments
As of December 31, 2002 we had $1.6 million in standby letters of credit outstanding with several financial institutions to support bid and performance bonds issued to various customers. In connection with the issuance of these letters of credit, we held $0.7 million of cash as collateral for these specific obligations as of December 31, 2002. Also as of December 31, 2002, we had outstanding forward foreign exchange contracts in the aggregate amount of $17.5 million, for which restricted cash of $0.7 million was held as collateral by one of the financial institutions utilized to hedge our foreign currency risk exposure.

Contractual obligations
The following table provides information related to our remaining contractual obligations:

	Payments due (in thousands):

	Years ending March 31,

						2008 &	Total

	2003	2004	2005	2006	2007	Beyond	Obligations

Operating leases (a)	$1,401	$5,451	$5,373	$5,494	$5,646	$24,379	$47,744
Unconditional purchase obligations	$26,923	—	—	—	—	—	$26,923

(a)	Contractual cash obligations include $24,064 of lease obligations that have been included in the restructuring accrual.

Restructuring payments
We accrued $17.1 million in restructuring charges during fiscal 2002 and $23.4 million in the first nine months of fiscal 2003 for cash outlays. Of this total accrual of $40.5 million, $14.2 million was paid as of December 31, 2002. As of December 31, 2002 the remaining cash to be paid out is $26.3 million. We expect $2.7 million of the remaining cash restructuring charges to be paid out in fiscal 2003 and an additional $5.8 million to be paid out in fiscal 2004 (including $0.6 million for severance and benefits and $5.2 million for vacated building lease obligations). We anticipate further vacated building lease obligations of $17.8 million to be paid out during fiscal 2005 through fiscal 2012.

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

The table below presents principal amounts (in thousands) and related weighted average interest rates by year of maturity for our investment portfolio.

	Years Ended March 31

	2003	2004

Cash equivalents and short-term investments	$57,053	$14,234
Weighted average interest rate	1.74%	2.19%

The primary objective of our short-term investment activities is to preserve principal, while at the same time maximize yields without significantly increasing risk. Our short-term investments are for fixed interest rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have been immaterial. The average days to maturity for investments held at the end of the third quarter of fiscal 2003 was 51 days and they had an average yield of 1.83% per annum.

As of December 31, 2002, unrealized losses on investments were immaterial. The investments have been recorded at fair value on our balance sheet. During the first nine months of fiscal 2003, we recorded a permanent impairment for certain investments of $0.4 million.

Exchange Rate Risk:

We routinely use forward foreign exchange contracts to hedge our exposures related to the monetary assets and liabilities of our operations denominated in non-functional currencies. In addition, we enter into forward foreign exchange contracts to establish with certainty the U.S. dollar amount of anticipated transactions denominated in a foreign currency. The primary business objective of this hedging program is to minimize the gains and losses resulting from exchange rate changes. At December 31, 2002, we held forward contracts in 11 currencies in the aggregate amount of $17.5 million, primarily in British pounds and the euro. The amount of unrealized losses on these contracts at December 31, 2002 was immaterial.

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

We do not enter into foreign currency transactions for trading or speculative purposes. We attempt to limit our exposure to credit risk by executing foreign contracts with high-quality financial institutions. A discussion of our accounting policies for derivative financial instruments is included in the notes to the condensed consolidated financial statements.

Factors That May Affect Future Financial Results

The statements contained in this Quarterly Report on Form 10-Q concerning our future products, expenses, revenues, gross margins, liquidity and cash needs, as well as our plans and strategies, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. All statements, trend analyses and other information contained herein about the markets for our services and products and trends in revenue, as well as other statements identified by the use of forward-looking terminology, including ''anticipate,’’ ''believe,’’ ''plan,’’ ''estimate,’’ ''expect,’’ ''goal’’ and ''intend’’, or the negative of these terms or other similar expressions, constitute forward-looking statements. These forward-looking statements are based on current expectations, and we assume no obligation to update this information. Numerous factors, including the risk factors discussed below, economic and competitive conditions, timing and volume of incoming orders, shipment volumes, product margins and foreign exchange rates, could cause actual results to differ materially from those described in these statements, and prospective investors and stockholders should carefully consider these factors set forth below and elsewhere in evaluating these forward-looking statements.

Competition could harm our ability to maintain or improve our position in the market and could decrease our revenues.

     The wireless interconnection and access business is a specialized segment of the wireless telecommunications industry and is extremely competitive. We expect that competition will increase. Many of our competitors have more extensive engineering, manufacturing and marketing capabilities and significantly greater financial, technical, and personnel resources than we have. In addition, some of our competitors may have greater name recognition, broader product lines, a larger installed base of products and longer-standing customer relationships. Our existing and potential competitors include established and emerging companies, such as Alcatel, Ceragon Networks, L.M. Ericsson, Microwave Communications Division of Harris Corporation, NEC, Nera, Nokia, P-COM, Inc., Sagem AS, SIAE and Siemens AG, as well as several private companies currently in the startup stage. Some of our competitors have product lines that compete with ours, and are also original equipment manufacturers (OEMs) through whom we market and sell our products. Some of our largest customers could internally develop the capability to manufacture products similar to those manufactured by us and, as a result, their demand for our products and services may decrease.

     In addition, we compete for acquisition and expansion opportunities with many entities that have substantially greater resources than we have. Furthermore, any acquisition we complete may encourage certain of our competitors to enter into additional business combinations, to accelerate product development, or to engage in aggressive price reductions or other competitive practices, thereby creating even more powerful or aggressive competitors.

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

     We participate in a highly volatile industry that is characterized by vigorous competition for market share and rapid technological development. These factors could result in aggressive pricing practices and growing competition both from start-up companies and from well-capitalized telecommunication systems providers, which, in turn, could decrease our revenues. In response to changes in our industry and market conditions, we may restructure our activities to more strategically realign our resources. This includes assessing whether we should consider disposing of, or otherwise exiting, businesses and reviewing the recoverability of our tangible and intangible assets. Any decision to limit investment in our tangible and intangible assets or to dispose of or otherwise exit businesses may result in the recording of accrued liabilities for special charges, such as workforce reduction costs. In June 2002, we entered into an agreement with Microelectronics Technology Inc. (MTI) to outsource our San Jose manufacturing operations to MTI. As a result of changes associated with this agreement, as well as other reductions in operating expenses and facilities, we reduced our worldwide headcount by approximately 20% and recorded restructuring charges of $27.4 million in the first nine months of fiscal 2003. Additionally, accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis of assets could change as a result of such assessments and decisions, and could harm our results of operations.

Because of the severe economic downturn in the world economy, and bankruptcies and financial difficulties in the competitive local exchange carrier “CLEC” business, the demand for our products and services may decrease.

     Due to the rapid and increasingly severe economic downturn in the United States, as well as the global tightening of the capital markets for telecommunications and mobile cellular projects during calendar 2001 and calendar 2002, our business opportunities have decreased in Europe, Asia and other countries and geographic regions where we conduct business. To the extent that the economic downturn and the global tightening of the capital markets continue, the demand for our products and services may decrease further in these countries and geographic regions. The continuing decline in financial condition of CLEC’s including those currently involved in bankruptcy proceedings, may continue to have a negative impact on our financial results. For example, on January 22, 2003 we received a demand letter for $2.5 million from counsel to unsecured creditors in the bankruptcy proceeding of one of our CLEC customers for monies we received within 90 days of the customer seeking relief, on May 21, 2001, under the United States Bankruptcy Code. On February 10, 2003 we also received a demand letter for $8.3 million from counsel to unsecured creditors in the bankruptcy proceeding of another one of our CLEC customers for monies received within 90 days of the customer seeking relief, on April 18, 2001, under the United States Bankruptcy Code. We intend to vigorously defend ourselves against these claims. However, because of the inherent uncertainties of litigation in general and our analysis of the issues presented by these threatened litigations is not yet complete, we cannot assure you that the ultimate outcomes will be in our favor. If we do not ultimately prevail against these claims, we will be required to remit to the counsel to the unsecured creditors for the benefit of such creditors some or all of the $2.5 and $8.3 million. Repayment of these amounts could have a negative impact on our results of operations. In addition, the terrorist attack of September 11, 2001, the subsequent military response by the United States, the potential U.S. war against Iraq, and future events occurring in response to, or in connection with, the September 11 attack and action in Iraq have negatively impacted, and may continue to negatively impact, the economy in general. This could impact our current and future business in the Middle East region and could result in our customers delaying or canceling the purchase of our products, which would have a significant negative impact on our revenues. Due in part to the economic downturn, we undertook a worldwide reduction in work force of approximately 35% and closed our Seattle, Washington facility in fiscal 2002. In the first quarter of fiscal 2003 we entered into an agreement with Microelectronics Technology Inc. (MTI) to outsource our manufacturing operations to MTI. As a result of changes associated with this agreement, we reduced our headcount by approximately 20% with the reduction affecting various locations.

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

Our average sales prices are declining.

     Currently, manufacturers of digital microwave telecommunications equipment are experiencing, and are likely to continue to experience, on-going price pressure. This price pressure has resulted in, and is expected to continue to result in, downward pricing pressure on our products. As a result, we have experienced, and expect to continue to experience, declining average sales prices for our products. Our future profitability is dependent upon our ability to improve manufacturing efficiencies, reduce costs of materials used in our products, and to continue to introduce new products and product enhancements. Our inability to respond to increased price competition will harm our business, financial condition and results of operations. Since our customers frequently negotiate supply arrangements far in advance of delivery dates, we must often cost reductions can be obtained. As a result, current or future price reduction commitments could, and any inability by us to respond to increased price competition would, harm our business, financial condition and results of operations.

Because a significant amount of our revenues comes from a few customers, the termination of any of these customer relationships may harm our business.

     Sales of our products are concentrated in a small number of customers. For the quarter ended December 31, 2002, one customer accounted for 12% of our net sales. In addition, three customers accounted for 17%, 15%, and 14% of our backlog as of December 31, 2002. For the first nine months of fiscal 2003, one customer accounted for 12% of the net sales. The worldwide telecommunications industry is dominated by a small number of large corporations, and we expect that a significant portion of our future product sales will continue to be concentrated in a limited number of customers. In addition, our customers typically are not contractually obligated to purchase any quantity of products in any particular period, and product sales to major customers have varied widely from period to period. In addition, as a result of the global tightening of the capital markets for the telecommunications and mobile cellular projects in calendar year 2001 and calendar year 2002, the demand for our products and services has decreased and may continue to decrease. The loss of any existing customer, a significant reduction in the level of sales to any existing customer, or our inability to gain additional customers could result in further declines in our revenues. If these revenue declines occur, our business, financial condition, and results of operations would be harmed.

Due to our significant volume of international sales, we are susceptible to a number of political, economic and geographic risks that could harm our business if they occur.

     We are highly dependent on sales to customers outside the United States. During fiscal 2000, 2001, and 2002, sales to international customers accounted for 79%, 69% and 92% of our net sales, respectively. Sales to international customers for the first nine months of fiscal 2003 accounted for 95% of our net sales. Sales to the Middle East/Africa region accounted for approximately 25% of net sales for the first nine months of fiscal 2003. Also a significant portion of our international sales are in lesser developed countries and we expect that international sales will continue to account for the majority of our net product sales for the foreseeable future. As a result, the occurrence of any international, political, economic or geographic event that adversely affects our business could result in significant revenue shortfalls. These revenue shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks and challenges of doing business internationally include:

•	unexpected changes in regulatory requirements;

•	fluctuations in foreign currency exchange rates;

•	imposition of tariffs and other barriers and restrictions;

•	management and operation of an enterprise spread over various countries;

•	burden of complying with a variety of foreign laws;

•	general economic and geopolitical conditions, including inflation and trade relationships;

•	war and acts of terrorism;

•	currency exchange controls; and

•	unforeseen changes in export regulations.

     In addition, in order to maintain competitiveness in an environment of restrictive third party financing, we may have to offer customer financing that is recorded on our balance sheet. This may result in deferred revenue recognition and additional credit risk.

The inability of our subcontractors to perform, or our key suppliers to manufacture and deliver our products, could cause our products to be produced in an untimely or unsatisfactory manner.

     Our manufacturing operations, which have been substantially subcontracted, are highly dependent upon the delivery of materials by outside suppliers in a timely manner. Also, we depend in part upon subcontractors to assemble major components and subsystems used in our products in a timely and satisfactory manner. In June 2002, we entered into a five year manufacturing and supply agreement with Microelectronics Technology Inc. (MTI). Under the terms of our agreement with MTI, MTI will assume assembly, integration and testing of our Altium product family, as well as assembly and testing of the Outdoor Unit (ODU) portion of the XP4 product. Sales of our Altium and XP4 products for the third quarter of fiscal 2003, accounted for 63% of total revenues for that quarter. We do not generally enter into long-term or volume purchase agreements with any of our suppliers, and we cannot assure you that such materials, components and subsystems will be available to us at such time and in quantities we require, if at all. In addition, due to the rapid and increasingly severe economic downturn, our suppliers have experienced and are continuing to experience various financial difficulties, which may impact their ability to supply the materials, components and subsystems that we require. Our inability to develop alternative sources of supply quickly and on a cost-effective basis could materially impair our ability to manufacture and deliver our products to our customers in a timely manner. We cannot assure you that we will not experience material supply problems or component or subsystem delays in the future. Also, the subcontractors may not be able to maintain the quality of our products, which might result in a large number of product returns by customers and could harm our business, financial condition and results of operations.

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

     Many of our current and potential customers require significant capital funding to finance their telecommunications and mobile cellular projects, which include the purchase of our products and services. Due to the current tightening of capital markets worldwide, available funding for these projects has been and may continue to be unavailable to some customers and thereby slow or halt the purchase of our products and services. This reduction in demand has resulted in excess inventories on hand, and could result in additional excess inventories in the future. In fiscal 2002, we recorded inventory valuation charges of $102.7 million for excess inventory and supplier commitments resulting from the reduction in our sales volume compared to the prior fiscal year. In the first nine months of fiscal 2003, we recorded an inventory valuation benefit of $2.1 million, which represented a benefit from the sale of previously reserved inventories. If funding continues to be unavailable to our customers or their customers, we may be forced to take additional reserves for excess inventory. We cannot assure you that we will be successful in matching our inventory purchases with anticipated shipment volumes. As a result, we may fail to control the amount of inventory on hand and may be forced to take unanticipated additional reserves. Such additional inventory reserves, if required, would decrease our profits.

If we fail to manage our internal development or successfully integrate acquired businesses, we may not effectively manage our growth and our business may be harmed.

     Future growth of our operations depends, in part, on our ability to introduce new products and develop enhancements to existing products to meet the emerging trends in our industry. We have pursued, and will continue to pursue, growth opportunities through internal development, minority investments and acquisitions of complementary businesses and technologies. We are unable to predict whether and when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed and successfully integrated. Once integrated, acquired businesses may not achieve comparable levels of revenues, profitability or productivity to our existing business or otherwise perform as expected. Also, acquisitions may involve difficulties in the retention of personnel, diversion of management’s attention, risks of our customers and the customers of acquired businesses deferring purchase decisions as they evaluate the impact of the acquisition, unexpected legal liabilities, and tax and accounting issues. Our failure to manage growth effectively could harm our business, financial condition and results of operations.

The unpredictability of our quarter-to-quarter results may harm the trading price of our common stock.

     Our quarterly operating results may vary significantly in the future for a variety of reasons, many of which are outside of our control, and any of which may harm our business. These factors include:

•	volume and timing of product orders received and delivered during the quarter;

•	our ability and the ability of our key suppliers to respond to changes made by customers in their orders;

•	timing of new product introductions by us or our competitors;

•	changes in the mix of products sold by us;

•	cost and availability of components and subsystems;

•	downward pricing pressure on our products;

•	adoption of new technologies and industry standards;

•	competitive factors, including pricing, availability and demand for competing products;

•	ability of our customers to obtain financing to enable their purchase of our products;

•	fluctuations in foreign currency exchange rates;

•	regulatory developments;

•	general economic conditions worldwide; and

•	claims or litigation related to the continuing decline in financial conditions of CLEC’s including but not limited to those CLEC’s currently involved in bankruptcy proceedings.

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

     The wireless telecommunications industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in often protracted and expensive litigation. We may in the future be notified that we are infringing upon certain patent or other intellectual property rights of others. Such litigation or claims could result in substantial costs and diversion of resources. In the event of an adverse result of any such litigation, we could be required to pay substantial damages, cease the licensing of allegedly infringing technology or the sale of allegedly infringing products and expend significant resources to develop non-infringing technology or to obtain licenses for the infringing technology. We cannot assure you that we would be successful in developing such non-infringing technology or that any license for the infringing technology would be available to us on commercially reasonable terms, if at all.

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

     The existing and potential markets for our products and technology are characterized by ever-increasing performance requirements, evolving industry standards, rapid technological changes and product obsolescence. These characteristics lead to frequent new products and technology introductions and enhancements, shorter product life cycles and changes in customer demands. We cannot assure you that we will be successful in developing or marketing any of our products currently being developed. Moreover, we cannot assure you that we will not experience difficulties that could further delay or prevent the successful development, introduction and sale of future products, or that these products will adequately meet the requirements of the marketplace and achieve market acceptance.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of our market risks, see page 27, “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk.”

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

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

There are no material existing or pending legal proceedings against us. We are, however, subject to claims by either former or current employees, suppliers, or arising from CLECs’ bankruptcies.

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

For a list of exhibits to this Quarterly Report on Form 10-Q, see the exhibit index located on page 45.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEX NETWORKS, INC.

Date: February 14, 2003	By	/s/ Carl A. Thomsen

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

Date: February 14, 2003	By	/s/ Charles D. Kissner

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

Date: February 14, 2003	By	/s/ Carl A. Thomsen

Carl A. Thomsen
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

99.1	Certification of Charles D. Kissner, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Carl A. Thomsen, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.