Form 10-K
period 2003-03-31
STRATEX NETWORKS INC
filed 2003-05-19
CIK 812703

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the year ended March 31, 2003 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to .

Commission file number 0-15895

Stratex Networks, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0016028
(State of Incorporation)	(I.R.S. Employer Identification No.)

120 Rose Orchard Way San Jose, California (Address of Principal Executive Offices)	95134 (Zip Code)

408-943-0777

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.01 Per Share

(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☑

      Indicate by a check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      State the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the last reported sale price of $2.80 per share on the Nasdaq National Market as of May 13, 2003): Approximately $113,502,080.

      As of May 13, 2003, there were 82,868,919 shares of Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the registrant’s Annual Report to Stockholders for the year ended March 31, 2003 are incorporated by reference into Parts I and II of this Annual Report on Form 10-K. With the exception of those portions which are incorporated by reference, the registrant’s Annual Report to Stockholders for the year ended March 31, 2003 is not deemed filed as part of this Annual Report on Form 10-K.

2.	Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on July 15, 2003 are incorporated by reference into Part II, Item 5 and Part III of this Annual Report on Form 10-K.

i

STRATEX NETWORKS, INC.

2003 FORM 10-K ANNUAL REPORT

ii

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

Web Site Access to Company’s Reports

      Our Internet Web site address is www.stratexnet.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our Web site as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. We will also provide the reports in electronic or paper form free of charge upon request. Furthermore, all reports we file with the Commission are available free of charge via EDGAR through the Commission’s Web site at www.sec.gov. In addition, the public may read and copy materials filed by us at the Commission’s public reference room located at 450 Fifth St., N.W., Washington, D.C., 20549.

Introduction

      Stratex Networks, Inc., formerly known as Digital Microwave Corporation, and DMC Stratex Networks, Inc. was incorporated in California in 1984 and reorganized as a corporation in 1987 under the laws of the State of Delaware. In August 2002, we changed our name from DMC Stratex Networks, Inc. to Stratex Networks, Inc. (“the Company”). We design, manufacture and market advanced wireless solutions for worldwide telephone network interconnection and broadband wireless access. We provide our customers with a broad product line, which contains products that operate using a variety of transmission frequencies, ranging from 0.3 GigaHertz (GHz) to 38 GHz, and a variety of transmission capacities, typically ranging from 64 Kilobits to 2XOC-3 or 311 Megabits per second (Mbps). Our broad product line allows us to market and sell our products to service providers worldwide with varying interconnection and access requirements. We design our products to meet the requirements of mobile communications networks and fixed broadband access networks worldwide. Our products typically enable our customers to deploy and expand their wireless infrastructure and market their services rapidly to subscribers, so that service providers can realize a return on their investments in frequency allocation licenses and network equipment.

      We have sold over 256,000 microwave radios, which have been installed in over 110 countries. We market our products to service providers directly, as well as indirectly through our relationships with original equipment manufacturer (“OEM”) base station suppliers.

Industry Background

      Worldwide demand for high performance and high capacity broadband access, high-speed data communications and fixed and mobile cellular communications continues to grow. This growth results from (i) the rapid establishment of mobile and fixed telecommunications infrastructures in developing countries, (ii) the business and consumer need for internet broadband access, (iii) changes in the regulatory environment, (iv) technological advances, particularly in the wireless telecommunications market, and (v) the deployment of private communications networks. Given their relatively low cost and ease of deployment, wireless solutions are attractive to new service providers establishing competing telecommunications services in developed countries, expansion of existing telecommunications infrastructures to satisfy increasing usage, and to telecommunications service providers in developing countries seeking to rapidly increase the availability and quality of telecommunications and internet access services. The upgrade and expansion of existing networks and the deployment of new networks are both expected to continue to offer business opportunities for wireless infrastructure suppliers. Wireless infrastructure suppliers address the requirements of both mobile communications networks and fixed access networks.

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

      Whether expanding existing networks or deploying new networks, service providers must choose between constructing networks using wireline and fiber infrastructure or wireless infrastructure or a combination of these options. Wireline and fiber connectivity solutions typically require significant installation periods and may be relatively expensive to install. For cellular telephony in developed countries where wireline and fiber infrastructures are in place, new service providers may have the option to lease networks from traditional service providers, but may choose not to do so because leasing arrangements must be entered into with their competitors, which may be comparatively expensive and do not generally allow control over the network. In developing countries, many service providers install wireless networks because such networks are generally faster to install and may be less expensive than traditional wireline networks. As a result, many service providers deploy wireless networks as an alternative to the construction or leasing of traditional wireline networks. For broadband access networks, the service providers can use fiber or wireless connectivity. Similar to cellular telephone networks, wireless broadband access is typically less expensive to install and can be installed more rapidly than a wireline or fiber alternative.

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

Our Solution

      We believe that the use of standard design platforms for both hardware and software components in the development of our products enables us to more rapidly introduce and commercially ship new products and product enhancements to address changing market demands. The use of standard design platforms, flexible architectures and components, and software configurable features allows us to offer our customers high-performance products with a high degree of flexibility and functionality. Flexible architectures and components facilitate system scalability, allow customers to acquire additional features at a relatively low incremental cost, and, reduce the development time of new features. The use of standard design platforms also enables us to manufacture our products in a cost-effective manner. The software features of many of our products provide our customers with a greater degree of flexibility in installing, operating and maintaining their networks.

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

      Address Worldwide Market Opportunities. We believe that we are well positioned to address worldwide market opportunities for wireless infrastructure suppliers. For example, in some African and Asian countries there are mobile telecommunications infrastructures being built for the first time; new competing mobile networks are being built in many countries as customer demand increases; telecommunications infrastructures are being expanded worldwide; and broadband access networks are being constructed to meet data access requirements. We believe that maintaining close proximity to our customers provides us with a competitive advantage in securing orders for our products and in servicing our customers. Local offices enable us to better understand the local issues and requirements of our customers and to address our customers’ individual geographic, regulatory, and infrastructure requirements. As a result, we have developed a global sales, service and support organization with offices in Europe, Africa, Asia, New Zealand, Australia, the Middle East and the Americas. With our twenty-four sales or support offices worldwide, we can normally respond quickly to our customers’ needs and provide prompt on-site technical support.

      Leverage Distribution Channels. We market our products to service providers directly, as well as indirectly through our relationships with OEM base station suppliers, such as Motorola, Inc., Lucent Technologies, Nortel Networks and Siemens AG, as well as through our relationships with system integrators. We also market our products through independent agents and distributors in certain countries. We intend to leverage upon such relationships and our direct worldwide presence with service providers to expand our customer base and enhance our global presence.

      Focus on Business Expansion into Emerging Applications. We believe that we can leverage our core technical competencies and our global sales, service and support organization to enter into growing business applications for our products, including wireless local loop, data access, wireless data transport, and alternative local telephone facilities access.

      For financial information by operating segment and product category, see Note 6 to the Consolidated Financial Statements of our 2003 Annual Report to Stockholders.

Existing Products

      Our principal product families include the AltiumMX, XP4TM, DARTTM, DXR® 700, DXR® 200, DXR® 100, ProVision® and VeloxLETM.

      AltiumMX. The AltiumMX digital microwave radio is the latest generation of the Altium product, which originally began volume shipments in January 1999, and provides high capacity solutions in microwave and millimeter wave bands. The AltiumMX, a Synchronous Optical Networks (SONET)/ Synchronous Digital Hierarchy (SDH) capable digital microwave radio, can wirelessly extend or complete SONET and SDH transport networks to complement, or be an alternative to, fiber deployment. Altium additionally features a fully integrated SDM add/drop multiplexer option. Key attributes of size, performance, flexibility and rapid deployment bring benefits to both interconnect and access applications. Altium/ AltiumMX digital microwave radios operate at frequencies of 7, 8, 11, 13, 15, 18, 23, 26 and 38 GHz and at OC-3/ STSM-1 capacity of 155 Mbps or 2XOC-3 capacity of 311 Mbps. Initial shipments of the Altium began in mid 2002.

Altium incorporates the VantexTM chipset, which we introduced in February 2001, utilizing features such as high-order Quadrature Amplitude Modulation (QAM) (up to 256 QAM), forward error correction, and adaptive equalization. These are all essential components in high-performance wireless radio products. With products enabled by the Vantex chipset, we can achieve required capacities in a single chip with significant cost savings. We are developing additional products based on Altium to meet customer requirements.

      XP4 Plus. The XP4 Plus Series of digital microwave radios provides low-to-medium capacity microwave radio systems for cellular base station connections and fixed wireless access. The XP4 Plus digital microwave radio is deployed worldwide and has comprehensive regulatory approvals for a wide variety of applications and conditions. The XP4 Plus digital microwave radio is simple to install and commission through the front panel controls. Options include protection (redundancy), high power, Simple Network Management Protocol (SNMP), Automatic Transmit Power Control (ATPC), and a 100BT Ethernet interface. With broad platform coverage from 7 to 38 GHz, international deployment capacities of 2/4/8/16xE1 and 1xE3, and U.S. deployment frequencies of 15-38 GHz, and capacities of 4/ 8xDS-1 and 1xDS-3, the XP4 Plus digital microwave radio meets operators’ requirements in a single platform.

      DART. The DART microwave radio offers a low cost single E1 or DS-1 data stream transmission and is designed for a smaller cell site in a wireless network, typically referred to as microcell/ picocell, and last-mile access requirements. DART radio’s compact, all-outdoor design connects directly to base station equipment via a single twisted-pair cable, making it very easy to install and a viable, cost effective alternative to leased line facilities. The DART radio can also be used in the build out of wireless Internet access networks. Features of the DART microwave radio include its compact, integrated outdoor unit, low power consumption, programmability from laptop computers, and Simple Network Management Protocol (SNMP) compatibility. Available frequencies range from 15 GHz to 38 GHz.

      DXR 700. The DXR 700 product family is a high performance radio platform that operates across a range of capacities from 2x2 Mbps to 45 Mbps, using efficient 16 and 64 QAM modulation. A set of advanced features (including forward error correction and an adaptive equalizer) target medium- and long-distance link requirements. Optional errorless diversity protection switching delivers optimal performance under the most difficult radio transmission conditions. The DXR 700 platform covers multiple frequencies from 2 GHz to 11 GHz.

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

      DXR 100. The DXR 100 product line is designed to address medium and long distances, trunking applications and capacities higher than those addressed by the DXR 200. The DXR 100 microwave radio supports these higher capacity environments using spectrum efficient transmission techniques, including Quadrature Phase Shift Keying (QPSK) or QAM modulation and low error rate technologies, including forward error correction and adaptive equalization. It provides low to medium capacity links for cellular applications, basic telephony transmission and customer access applications, particularly in urban areas. The DXR 100 microwave radio supports a variety of data rates with high spectrum efficiencies and maintains signal reception in harsh or difficult radio frequency environments.

      ProVision. The ProVision element manager is a centralized network monitoring and control system for all of our products. Based on a UNIX® system platform, the ProVision element manager can expand to manage small systems as well as large networks. The ProVision management system is built on open standards, and it seamlessly integrates into higher-level managers through available interfaces. The ProVision element manager is compatible with all our management-enabled radios, including the Altium, Altium MX, XP4, DXR and DART radio families, as well as our prior radio products.

      VeloxLETM. is a license-exempt radio platform that has been integrated into Stratex Networks’ product portfolio to provide the flexibility of both licensed and license-exempt products in a single network solution. It is available in 2.4 and 5.8 GHz, and 1, 2, or 4 T1/ E1 configurations. All versions include a bridged Ethernet port supporting up to 8 Mbps. This bandwidth is shared with the E1/ T1 traffic.

New Product Development

      We intend to continue to focus significant resources on product development to maintain our competitiveness and to support our entry into new wireless opportunities, including wireless data transport and alternative local telephone facilities access. Programs currently in progress, if successfully completed, could result in new products and additions to current product families that will have the capability to handle greater amounts of voice and data traffic at increased cost-effectiveness with increased flexibility for our customers.

      There can be no assurance that we will be successful in developing and marketing any of the products currently being developed, that we will not experience difficulties that could further delay or prevent the successful development, introduction and sale of future products, or that these products will adequately meet the requirements of the marketplace and achieve market acceptance. For a more detailed discussion regarding development of future products, see also “Research and Development.”

Customers

      We market our products to customers in the telecommunications industry worldwide. Our customers include service providers, which incorporate our products into their telecommunications networks to deliver services directly to consumers, and OEMs, who provide and install integrated systems to service providers.

      Although we have a large customer base, during any given quarter, a small number of customers may account for a significant portion of our net sales. In certain circumstances, we sell our products to service providers through OEMs, which provide the service providers with access to financing and in some instances, protection from fluctuations in foreign currency exchange rates. Our top two customers in net sales for fiscal 2003 were MTN Nigeria Communications Ltd (11%) and Motorola (Thailand) Ltd. (10%). Our top customer in net sales for fiscal 2002 was Beijing Telecom Equipment Factory (15%). No customers accounted for more than 10% of net sales for fiscal year 2001. At March 31, 2003, two of our customers accounted for approximately 25% and 11% of our $50.1 million backlog. Between April 1, 2002 and March 31, 2003, we sold our products to a number of service providers, in Asia and the Pacific, (including Motorola (Thailand) Ltd, and Tata Teleservices Limited) in Europe, the Middle East and Africa (including General Data Communications, Jordan Mobile Telephone Services, MTN Networks (Pvt) Limited and PTK Centertel SP); and in the Americas (including Telcel Radiomovil DIPSA S.A. de C.V. and Telefonica). While management considers our relationships with each of our major customers to be good, there can be no assurance that our current customers will continue to place orders with us, that orders by existing customers will continue to be at levels of previous periods, or that we will be able to obtain orders from new customers. Our customers typically are not contractually obligated to purchase any quantity of products in a particular period, and product sales to major customers have varied widely from period to period. The loss of any existing customer, a significant reduction in the level of sales to any existing customer, or our failure to gain additional customers could have a material adverse effect on our business, financial condition and results of operations.

Sales, Marketing and Service

      We believe that a direct and continuing relationship with service providers is a competitive advantage in attracting new customers and satisfying existing ones. As a result, we offer our products and services principally through our own sales, service and support organization, which allows us to closely monitor the needs of our customers. We have offices in the United States, Mexico, Colombia, Argentina, Brazil, the United Kingdom, Croatia, Portugal, France, Poland, Germany, Greece, South Africa, the United Arab Emirates, India, Singapore, the People’s Republic of China, Malaysia, Thailand, the Philippines, New Zealand and Australia. Our local offices provide us with a better understanding of our customers’ needs and enable us to respond to local issues and unique local requirements.

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

      As of March 31, 2003, we employed approximately 270 employees in our sales marketing, service and support organization. Sales personnel are highly trained to provide the customer with assistance in selecting and configuring a digital microwave system suitable for the customer’s particular needs. Our customer service and support personnel provide customers with training, installation, service and maintenance of our systems under contract. We generally offer a conditional warranty for all customers on all of our products. We provide warranty and post-warranty services from our manufacturing locations in the United States and New Zealand and our service centers in the United Kingdom and the Philippines.

Research and Development

      We believe that our ability to enhance our current products, develop and introduce new products on a timely basis, maintain technological competitiveness and meet customer requirements is essential to our success. Accordingly, we allocate, and intend to continue to allocate, a significant portion of our resources to research and development efforts. During fiscal 2003, we invested $14.4 million or 7.3% of net sales on research and development, compared to $18.5 million or 8.1% of net sales in fiscal 2002 and $24.0 million or 5.7% of net sales in fiscal 2001. We expect our research and development spending to be slightly higher in fiscal 2004 as we design and deliver our new product family called EclipseTM near the end of calendar 2003. As of March 31, 2003, we employed a total of approximately 112 people in our research and development organizations in San Jose, California and Wellington, New Zealand.

      The market for our products is characterized by rapidly changing technologies and evolving industry standards. Accordingly, our future performance depends on a number of factors, including our ability to identify emerging technological trends in our target markets, to develop and maintain competitive products, to enhance our products by adding innovative features that differentiate our products from those of our competitors, and to manufacture and bring products to market quickly at cost-effective prices. We believe that the use of flexible architectures and components assists in the rapid deployment of new products and enhancements to satisfy customer, industry and market needs. We believe that to remain competitive in the future, we will need to continue to develop new products, which require the investment of significant financial resources in product development. There can be no assurance, however, that we will successfully complete the development of any future products, that such products will achieve market acceptance or that such products will be capable of being manufactured at competitive prices in sufficient volumes. In the event that such products are not developed in a timely manner, do not gain market acceptance or are not manufacturable at competitive prices, our business, financial condition and results of operations could be harmed.

Manufacturing and Suppliers

      Our manufacturing operations consist primarily of software configuration, system test and quality management of Out-door Units (“ODUs”) and In-door Units (“IDUs”). The manufacturing process consists primarily of demand planning and management, supply chain management, process engineering and system configuration. We have two manufacturing facilities, which presently are located in San Jose, California, and Wellington, New Zealand. We also work very closely with two key manufacturing suppliers to produce the majority of our products based primarily on Stratex Networks designs and developed processes. The manufacturing operations in San Jose, California and Wellington, New Zealand are certified to International Standards Organization (ISO) 9001, a recognized international quality standard. The manufacturing facility in Wellington, New Zealand is also certified to ISO 14001, an internationally recognized environmental quality standard. As of March 31, 2003, we employed 104 people in manufacturing.

      During the first quarter of fiscal 2003, we entered into an agreement to outsource the majority of our San Jose, California manufacturing operations to Microelectronics Technology Inc. (“MTI”) in Taiwan. Under the terms of our agreement with MTI for the transfer of our manufacturing operations to them, MTI has assumed assembly, integration and testing of our Altium product family, as well as assembly and testing of the ODU portion of our XP4 product. The agreement also provides for continuing cooperation between the companies for future products now being developed. We are retaining product design and research and development functions for these products.

      Our manufacturing operations are highly dependent upon the delivery of completed ODUs and IDUs provided by our outside suppliers in a timely manner. In addition, we depend for the most part upon subcontractors to integrate and test the IDUs and ODUs for delivery to customers. We do not generally enter into volume purchase agreements with any of our suppliers, and no assurance can be given that such materials, components and subsystems will be available in the quantities required by us, if at all. Our inability to develop alternative sources of supply quickly and on a cost-effective basis could materially impair our ability to manufacture and deliver our products in a timely manner and, depending on the customer, subject us to delay penalties. There can be no assurance that we will not experience material supply problems that will cause delays in the future.

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

Backlog

      Our backlog at March 31, 2003 was $50.1 million, compared with $94.1 million at March 31, 2002. We only include orders scheduled for delivery within twelve months in our backlog. Product orders in our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period because of the timing of orders, delivery intervals, customer and product mix, and the possibility of changes in delivery schedules and additions or cancellations of orders.

Competition

      The wireless interconnection and access business is a specialized segment of the wireless telecommunications industry and is extremely competitive. We expect that competition will increase. Many of our competitors have more extensive engineering, manufacturing and marketing capabilities and significantly greater financial, technical, and personnel resources than us. In addition, some of our competitors may have greater name recognition, broader product lines, a larger installed base of products and longer-standing customer relationships. Our existing and potential competitors include established and emerging companies, such as Alcatel, Ceragon Networks, L.M. Ericsson, the Microwave Communications Division of Harris Corporation, NEC, Nera Telecommunications, Nokia, P-COM, Sagem AS, SIAE, and Siemens AG, as well as several private companies currently in the start-up stage. Some of our competitors have product lines that compete with ours, and are also OEMs through which we market and sell our products. Some of our largest customers could internally develop the capability to manufacture products similar to those manufactured by us and, as a result, their demand for our products and services may decrease. We believe that our ability to compete successfully will depend on a number of factors both within and outside our control, including price, quality, availability, customer service and support, breadth of product line, product performance and features, rapid time-to-market delivery capabilities, reliability, timing of new product introductions by us, our customers and our competitors, and the ability of our customers to obtain financing. We cannot assure you that we will have the financial resources, technical expertise, or marketing, sales, distribution, and customer service and support capabilities to compete successfully. For a more detailed discussion of the competition we face, see “Factors That May Affect Future Financial Results — Competition could harm our ability to maintain or improve our position in the market and could decrease our revenues.”

Government Regulation

      Radio communications are subject to regulation by governmental laws and international treaties. Our equipment must conform to domestic and international requirements established to avoid interference among users of microwave frequencies and to permit interconnection of telecommunications equipment. We believe that we have complied with such rules and regulations with respect to our existing products. Any delays in compliance with respect to future products could delay the introduction of such products. In addition, radio transmission is subject to regulation by foreign laws and international treaties. Equipment to support these services can be marketed only if permitted by suitable frequency allocations and regulations. Failure by the regulatory authorities to allocate suitable frequency spectrum could harm our business, financial condition and results of operations.

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

Intellectual Property

      Our ability to compete will depend, in part, on our ability to obtain and enforce intellectual property protection for our technology in the United States and internationally. We rely upon a combination of trade secrets, trademarks, patents and contractual rights to protect our intellectual property. For example, we presently have seven patents, including one foreign patent, and two pending patents covering our products. In addition, we enter into confidentiality and invention assignment agreements with our employees, and enter into non-disclosure agreements with our suppliers and appropriate customers so as to limit access to and disclosure of our proprietary information. There can be no assurance that any steps taken by us will be adequate to deter misappropriation or impede independent third party development of similar technologies. In the event that such intellectual property arrangements are insufficient, our business, financial condition and results of operations could be harmed. Moreover, there can be no assurance that the protection provided to our intellectual property by the laws and courts of foreign nations will be substantially similar to the remedies available under United States law or that third parties will not assert infringement claims against us.

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

Employees

      As of March 31, 2003, we employed 587 full-time and temporary employees. None of our employees are represented by a collective bargaining agreement. Our future performance will depend in large measure on our ability to attract and retain highly skilled employees. Competition for such personnel is intense and there can be no assurance that we will be successful in attracting and retaining highly skilled employees. We have never experienced a work stoppage and believe our relationship with our employees is good. Due to the macroeconomic and capital spending issues affecting the telecommunications industry, we undertook a reduction in work force of approximately 23% during fiscal 2003.

Factors That May Affect Future Financial Results

      The statements contained in this Annual Report on Form 10-K concerning our future products, expenses, revenues, gross margins, liquidity and cash needs, as well as our plans and strategies, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. All statements, trend analyses and other information contained herein about the markets for our services and products and trends in revenue, as well as other statements identified by the use of forward-looking terminology, including “anticipate,” “believe,” “plan,” “estimate,” “expect,” “goal” and “intend”, or the negative of these terms or other similar expressions, constitute forward-looking statements. These forward-looking statements are based on current expectations, and we assume no obligation to update this information. The forward looking statements in this Annual Report include, without limitation, statements regarding:

•	Our belief that as broadband access and telecommunications requirements grow, wireless systems will continue to be used as transmission links to support a variety of existing and expanding communications networks and applications;

•	Our belief that wireless systems will be used to address the connection requirements of several markets and applications;

•	Our belief that the use of standard design platforms for both hardware and software components in the development of our products enables us to more rapidly introduce and commercially ship new products and product enhancements to address changing market demands;

•	Our anticipation that the requirements of our customers will continue to evolve as the telecommunications services markets change and expand;

•	Our intent to continue to expand our product lines in response to the varying worldwide requirements of wireless networks;

•	Our belief that we are well positioned to address worldwide market opportunities for wireless infrastructure suppliers;

•	Our belief that maintaining close proximity to our customers provides us with a competitive advantage in securing orders for our products and in servicing our customers;

•	Our intent to leverage upon our business relationships and our direct worldwide presence with service providers to expand our customer base and enhance our global presence;

•	Our belief that we can leverage our core technical competencies and our global sales, service and support organization to enter into growing business applications for our products, including wireless local loop, data access, wireless data transport, and alternative local telephone facilities access;

•	Our intent to continue to focus significant resources on product development to maintain our competitiveness and to support our entry into new wireless opportunities, including wireless data transport and alternative local telephone facilities access;

•	Our belief that a direct and continuing relationship with service providers is a competitive advantage in attracting new customers and satisfying existing ones;

•	Our belief that our ability to enhance our current products, develop and introduce new products on a timely basis, maintain technological competitiveness and meet customer requirements is essential to our success;

•	Our intent to continue to allocate a significant portion of our resources to research and development efforts;

•	Our expectation that research and development spending to be slightly higher in fiscal 2004 as we design and deliver our new product family called Eclipse™ near the end of calendar 2003;

•	Our intent to design and deliver our new product family called Eclipse™ near the end of calendar 2003;

•	Our belief that the use of flexible architectures and components assists in the rapid deployment of new products and enhancements to satisfy customer, industry and market needs;

•	Our belief that to remain competitive in the future, we will need to continue to develop new products, which require the investment of significant financial resources in product development;

•	Our belief that our ability to compete successfully will depend on a number of factors both within and outside our control;

•	Our belief that our leased facilities are adequate to meet our anticipated needs for the foreseeable future; and

•	Our belief that the ultimate disposition of proceedings to which we are subject to and which arise in the normal course of business will not harm our consolidated financial position, liquidity or results of operations.

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

      The wireless interconnection and access business is a specialized segment of the wireless telecommunications industry and is extremely competitive. We expect that competition will increase. Many of our competitors have more extensive engineering, manufacturing and marketing capabilities and significantly greater financial, technical, and personnel resources than we have. In addition, some of our competitors may have greater name recognition, broader product lines, a larger installed base of products and longer-standing customer relationships. Our existing and potential competitors include established and emerging companies, such as Alcatel, Ceragon Networks, L.M. Ericsson, Microwave Communications Division of Harris Corporation, NEC, Nera, Nokia, P-COM, Sagem AS, SIAE and Siemens AG, as well as several private companies currently in the start-up stage. Some of our competitors have product lines that compete with ours, and are also OEMs through whom we market and sell our products. Some of our largest customers could internally develop the capability to manufacture products similar to those manufactured by us and, as a result, their demand for our products and services may decrease.

      In addition, we compete for acquisition and expansion opportunities with many entities that have substantially greater resources than we have. Furthermore, any acquisition we contemplate and subsequently complete may encourage certain of our competitors to enter into additional business combinations, to accelerate product development, or to engage in aggressive price reductions or other competitive practices, thereby creating even more powerful or aggressive competitors.

      We believe that our ability to compete successfully will depend on a number of factors both within and outside our control, including price, quality, availability, customer service and support, breadth of product line, product performance and features, rapid time-to-market delivery capabilities, reliability, timing of new product introductions by us, our customers and our competitors, the ability of our customers to obtain financing, and uncertainty of regional socio- and geopolitical factors. We cannot assure you that we will have the financial resources, technical expertise, or marketing, sales, distribution, and customer service and support capabilities to compete successfully.

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

      We participate in a highly volatile industry that is characterized by vigorous competition for market share and rapid technological development. These factors could result in aggressive pricing practices and growing competition both from start-up companies and from well-capitalized telecommunication systems providers, which, in turn, could decrease our revenues. In response to changes in our industry and market conditions, we may restructure our activities to more strategically realign our resources. This includes assessing whether we should consider disposing of, or otherwise exiting, businesses and reviewing the recoverability of our tangible and intangible assets. Any decision to limit investment in our tangible and intangible assets or to dispose of or otherwise exit businesses may result in the recording of accrued liabilities for special charges, such as workforce reduction costs. In June 2002, we entered into an agreement with Microelectronics Technology Inc. (“MTI”) to outsource our San Jose, California manufacturing operations to MTI. As a result of changes associated with this agreement, as well as other reductions in operating expenses and facilities, we reduced our worldwide headcount by approximately 23% and recorded restructuring charges of $28.2 million in fiscal 2003. Additionally, accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis of assets could change as a result of such assessments and decisions, and could harm our results of operations.

Because of the severe economic downturn in the world economy, and bankruptcies and financial difficulties in the competitive local exchange carrier (“CLEC”) business, the demand for our products and services may decrease.

      Due to the continued economic downturn in the world economy, as well as the global tightening of the capital markets for telecommunications and mobile cellular projects during calendar 2002 and the first calendar quarter of 2003, our business opportunities have decreased in Europe, China and the Americas. To the extent that the economic downturn and the global tightening of the capital markets continue, the demand for our products and services may decrease further in these countries and geographic regions. The continuing decline in financial condition of CLECs, including those currently involved in bankruptcy proceedings, may continue to have a negative impact on our financial results. In the fourth quarter of fiscal 2003 we received demand letters from the bankruptcy estate trustees of prior CLEC customers who had previously declared bankruptcy. The bankruptcy trustees for these companies are claiming that we received preference payments, as defined in the United States Bankruptcy Code, totaling $10.8 million. We intend to vigorously defend ourselves against these claims. Because of the inherent uncertainties of litigation in general and our analysis of the issues presented by these threatened litigations is not yet complete, we cannot assure you that the ultimate outcomes will be in our favor. If we do not ultimately prevail against these claims, we will be required to remit to the counsel to the unsecured creditors for the benefit of such creditors some or all of the $10.8 million. Repayment of these amounts could have a negative impact on our results of operations. We have recorded an amount of $7.5 million in the fourth quarter of fiscal year 2003 which we believe is appropriate given the current uncertainty of these claims. Repayment in excess of the amounts reserved of these amounts could have a negative impact on our results of operations.

      In addition, the terrorist attack of September 11, 2001, the subsequent military response by the United States, the aftermath of the U.S. war against Iraq, and the general socio- and geopolitical conditions in the Middle East, have negatively impacted, and may continue to negatively impact, the economy in general. This could impact our current and future business in the Middle East and could result in our customers delaying or canceling the purchase of our products, which would have a significant negative impact on our revenues.

Consolidation within the telecommunications industry and among suppliers could decrease our revenues.

      The telecommunications industry has experienced significant consolidation among its participants, and we expect this trend to continue. Some operators in this industry have experienced financial difficulty and have filed, or may file, for bankruptcy protection. Other operators may merge and one or more of our competitors may supply products to such companies that have merged or will merge. This consolidation could result in purchasing decision delays by the merged companies and decrease opportunities for us to supply our products to the merged companies. We may also see similar consolidation among suppliers, which may further decrease our opportunity to market and sell our products.

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

      Sales of our products are concentrated in a small number of customers. Two customers accounted for approximately 11% and 10% of net sales for fiscal 2003 and one customer accounted for 15% of net sales for fiscal year 2002. No customers accounted for more than 10% of net sales during fiscal year 2001. Three customers accounted for approximately 16%, 16% and 14%, respectively, of the total accounts receivable balance at the end of fiscal 2003. Three customers accounted for approximately 16%, 15% and 12%, respectively, of the total accounts receivable balance at the end of fiscal 2002. The worldwide telecommunications industry is dominated by a small number of large corporations, and we expect that a significant portion of our future product sales will continue to be concentrated in a limited number of customers. In addition, our customers typically are not contractually obligated to purchase any quantity of products in any particular period, and product sales to major customers have varied widely from period to period. In addition, as a result of the global tightening of the capital markets for the telecommunications and mobile cellular projects in calendar year 2002 and first quarter of calendar year 2003, the demand for our products and services has decreased and may continue to decrease. The loss of any existing customer, a significant reduction in the level of sales to any existing customer, or our inability to gain additional customers could result in further declines in our revenues. If these revenue declines occur, our business, financial condition, and results of operations would be harmed.

Due to our significant volume of international sales, we are susceptible to a number of political, economic and geographic risks that could harm our business if they occur.

      We are highly dependent on sales to customers outside the United States. During fiscal 2001, 2002, and 2003, sales to international customers accounted for 69%, 92% and 95% of our net sales, respectively. In fiscal 2001, 2002, and 2003, sales to the Middle East/ Africa region accounted for approximately 10%, 11% and 21% of our net sales, respectively. Also a significant portion of our international sales are in lesser developed countries. We expect that international sales will continue to account for the majority of our net product sales for the foreseeable future. As a result, the occurrence of any international, political, economic or geographic event that adversely affects our business could result in significant revenue shortfalls. These revenue shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks and challenges of doing business internationally include:

•	unexpected changes in regulatory requirements;

•	fluctuations in foreign currency exchange rates;

•	imposition of tariffs and other barriers and restrictions;

•	management and operation of an enterprise spread over various countries;

•	burden of complying with a variety of foreign laws;

•	general economic and geopolitical conditions, including inflation and trade relationships;

•	war and acts of terrorism;

•	currency exchange controls;

•	unforeseen changes in export regulations; and

•	the current severe acute respiratory syndrome and its effect on our suppliers and customers in Asia.

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

      Our manufacturing operations, which have been substantially subcontracted, are highly dependent upon the delivery of materials by outside suppliers in a timely manner. We have significant operations in the United Kingdom and New Zealand, and outsourcing arrangements in Asia. Also, we depend in part upon subcontractors to assemble major components and subsystems used in our products in a timely and satisfactory manner. Sales of our Altium and XP4 products for fiscal 2003 accounted for approximately 64% of total revenues. We do not generally enter into long-term or volume purchase agreements with any of our suppliers, and we cannot assure you that such materials, components and subsystems will be available to us at such time and in quantities we require, if at all. In addition, due to the rapid and increasingly severe economic downturn, our suppliers have experienced and are continuing to experience various financial difficulties, which may impact their ability to supply the materials, components and subsystems that we require. Our inability to develop alternative sources of supply quickly and on a cost-effective basis could materially impair our ability to manufacture and deliver our products to our customers in a timely manner. We cannot assure you that we will not experience material supply problems or component or subsystem delays in the future. Also, our subcontractors may not be able to maintain the quality of our products, which might result in a large number of product returns by customers and could harm our business, financial condition and results of operations.

      Additional risks associated with the outsourcing of our manufacturing operations to MTI in Taiwan could include, among other things: (i) political risks due to political issues between Taiwan and The People’s Republic of China, (ii) risk of natural disasters in Taiwan, which is subject to earthquakes and typhoons, (iii) economic and regulatory developments and (iv) the possible effects of the current severe respiratory syndrome and (v) other events leading to the disruption of manufacturing operations.

The global tightening of capital markets for the telecommunications and mobile cellular projects may result in inventory, which we cannot sell or be required to sell at distressed prices.

      Many of our current and potential customers require significant capital funding to finance their telecommunications and mobile cellular projects, which include the purchase of our products and services. Due to the on going tightening of capital markets worldwide, available funding for these projects has been and may continue to be unavailable to some customers and thereby slow or halt the purchase of our products and services. This reduction in demand has resulted in excess inventories on hand, and could result in additional excess inventories in the future. If funding continues to be unavailable to our customers or their customers, we may be forced to take additional reserves for excess inventory. Or we may have to extend more and longer credit terms to our customers, which could negatively impact our cash and possibly result in higher bad debt expense. We cannot assure you that we will be successful in matching our inventory purchases with anticipated shipment volumes. As a result, we may fail to control the amount of inventory on hand and may be forced to take unanticipated additional reserves. Such additional inventory reserves, if required, would decrease our profits.

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

      Our quarterly operating results may vary significantly in the future for a variety of reasons, many of which are outside of our control, and any of which may harm our business. These factors include:

•	volume and timing of product orders received and delivered during the quarter;

•	our ability and the ability of our key suppliers to respond to changes made by customers in their orders;

•	timing of new product introductions by us or our competitors;

•	changes in the mix of products sold by us;

•	cost and availability of components and subsystems;

•	downward pricing pressure on our products;

•	adoption of new technologies and industry standards;

•	competitive factors, including pricing, availability and demand for competing products;

•	war and acts of terrorism;

•	ability of our customers to obtain financing to enable their purchase of our products;

•	fluctuations in foreign currency exchange rates;

•	regulatory developments;

•	general economic conditions worldwide;

•	claims or litigation related to the continuing decline in financial conditions of CLECs including but not limited to those CLECs currently involved in bankruptcy proceedings; and

•	the current severe acute respiratory syndrome and its effect on our suppliers and customers in Asia.

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

      Our ability to compete will depend, in part, on our ability to obtain and enforce intellectual property protection for our technology in the United States and internationally. We currently rely upon a combination of trade secrets, trademark, patents and contractual rights to protect our intellectual property. In addition, we enter into confidentiality and invention assignment agreements with our employees, and enter into non-disclosure agreements with our suppliers and appropriate customers so as to limit access to and disclosure of our proprietary information. We cannot assure you that any steps taken by us will be adequate to deter misappropriation or impede independent third party development of similar technologies. In the event that such intellectual property arrangements are insufficient, our business, financial condition and results of operations could be harmed. We have significant operations in the United Kingdom and New Zealand, and outsourcing arrangements in Asia. We cannot assure you that the protection provided to our intellectual property by the laws and courts of foreign nations will be substantially similar to the remedies available under United States law. Furthermore, we cannot assure you that third parties will not assert infringement claims against us based on foreign intellectual property rights and laws that are different from those established in the United States.

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

      Radio communications are subject to regulation by United States and foreign laws and international treaties. Generally, our products must conform to a variety of United States and international requirements established to avoid interference among users of transmission frequencies and to permit interconnection of telecommunications equipment. Any delays in compliance with respect to our future products could delay the introduction of such products.

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

Item 2.	Properties

      Our corporate offices and principal research and development facilities are located in San Jose, California in one leased building of approximately 60,000 square feet. We have vacated two other buildings in San Jose of approximately 73,000 square feet; however, we have ongoing lease commitments for these buildings. We also lease three buildings in Milpitas, California totaling 80,000 square feet. Two of these buildings are used for warehousing. We have vacated the other building of approximately 28,000 square feet. We have an ongoing lease commitment for the vacated building. In the vacated building, we have sub-tenants occupying the majority of the building. Although we have discontinued our Seattle, Washington operations, we have ongoing lease commitments. The Seattle facility consists of two leased buildings aggregating approximately 101,000 square feet of office and manufacturing space.

      We also own a 44,000 square foot service and repair facility in Hamilton, Scotland and lease 11,500 square feet of office space in Coventry, England, of which 10,000 square feet has been vacated and a termination lease agreement is currently being negotiated. We lease 25,000 square feet of office space and own an additional 28,000 square feet of office and manufacturing space in Wellington, New Zealand. Additionally we lease an aggregate of approximately 32,000 square feet worldwide for sales, customer service and support offices. We believe these facilities are adequate to meet our anticipated needs for the foreseeable future.

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

      The section labeled “Quarterly Financial Data” and “Other Equity Compensation Plan Information” appearing in our 2003 Annual Report to Stockholders is incorporated herein by reference.

Item 6.	Selected Financial Data

      The section labeled “Selected Consolidated Financial Data” appearing in our 2003 Annual Report to Stockholders is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2003 Annual Report to Stockholders is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      The information appearing under the caption “Quantitative and Qualitative Disclosures About Market Risk” in our 2003 Annual Report to Stockholders is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

      The consolidated financial statements and supplementary data, and related notes and Report of Independent Auditors appearing in our 2003 Annual Report to Stockholders are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Independent Auditor on Accounting and Financial Disclosure

      We filed Form 8-K on June 13, 2002 regarding our change in certifying accountants.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The section labeled “Directors and Executive Officers” of our definitive Proxy Statement to be filed hereafter for the annual meeting of stockholders to be held on July 15, 2003 is incorporated herein by reference.

Item 11.	Executive Compensation

      The section entitled “Compensation of Directors and Certain Executive Officers,” of our definitive Proxy Statement to be filed hereafter for the annual meeting of stockholders to be held on July 15, 2003 is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Management related Stockholder Matters

      The section labeled “Security Ownership of Certain Beneficial Owners and Management” of our definitive Proxy Statement to be filed hereafter for the annual meeting of stockholders to be held on July 15, 2003 is incorporated herein by reference.

      In response to the SEC’s Release No. 33-8048, the following information is being provided:

Securities Authorized for Issuance Under Equity Compensation Plans

(c)
	(a)		Number of
	Number of	(b)	Securities
	Securities to be	Weighted-	Remaining
	Issued Upon	Average	Available for
	Exercise of	Exercise Price	Future Issuance
	Outstanding	of Outstanding	Under Plans
	Options,	Options,	(Excluding
	Warrants and	Warrants and	Securities Listed
Plan Category	Rights	Rights	in Column (a))

Equity compensation plans approved by security holders	11,590,535	$8.54	9,281,430
Equity compensation plans not approved by security holders	667,100	$9.16	104,731
Total	12,257,635	$8.57	9,386,161

      The equity compensation plans not approved by the security holders include the 1996 and 1998 Plans. The 1996 Plan authorizes 1,000,000 shares of Common Stock to be reserved for issuance to non-officer key employees as an incentive to continue to serve with us. The 1996 Plan will terminate on the date on which all shares available have been issued. The 1998 Non-Officer Employee Stock Option Plan (the “1998 Plan”) became effective on January 2, 1998 and authorizes 500,000 shares of Common Stock to be reserved for issuance to non-officer key employees as an incentive to continue to serve with us. The 1998 Plan will terminate on the date on which all shares available have been issued.

Item 13.	Certain Relationships and Related Transactions

      The section labeled “Certain Relationships and Related Transactions” of our definitive Proxy Statement to be filed hereafter for the annual meeting of stockholders to be held on July 15, 2003 is incorporated herein by reference.

Item 14.	Controls and Procedures

      (a) Evaluation and disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (Evaluation Date) within 90 days before the filing date of this annual report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

      (b) Changes in internal controls. There were no significant changes in our internal controls, or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART IV

Item 15.	Exhibits, Financial Statement Schedule, and Reports on Form 8-K

      (a) The following documents have been filed as a part of this Annual Report on Form 10-K.

1.     Index to Financial Statements

The following consolidated financial statements are contained in our 2003 Annual Report to Stockholders and are incorporated herein by reference pursuant to Item 8:

(i) Consolidated Balance Sheets as of March 31, 2003 and 2002.

(ii) Consolidated Statements of Operations for each of the three years in the period ended March 31, 2003.

(iii) Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended March 31, 2003.

(iv) Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2003.

(v) Notes to Consolidated Financial Statements.

(vi) Reports of Independent Auditors.

2.     Financial Statement Schedule

The following consolidated financial statement schedule for each of the three years in the period ended March 31, 2003 is submitted herewith:

Schedule II: Valuation and Qualifying Accounts and Reserves.

Reports of Independent Auditors on Schedule.

Schedules not listed above have been omitted because they are not applicable or required, or information required to be set forth therein is included in the Consolidated Financial Statements, including the Notes thereto, incorporated herein by reference.

3.     Exhibits

The exhibits listed on the Exhibit Index beginning on Page 32 hereof.

(b) We filed one Form 8-K on June 13, 2002.

(c) We filed one Form 8-K on August 19, 2002.

(d) See Item 15(a)3 above.

(e) See Item 15(a)2 above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 19, 2003.

STRATEX NETWORKS, INC.

By:	/s/ CHARLES D. KISSNER

Charles D. Kissner
Chairman of the Board and
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS:

      That the undersigned officers and directors of Stratex Networks, Inc. do hereby constitute and appoint Charles D. Kissner and Carl A. Thomsen, and each of them, the lawful attorney and agent or attorneys and agents with power and authority to do any and all acts and things and to execute any and all instruments which said attorneys and agents, or either of them, determine may be necessary or advisable or required to enable Stratex Networks, Inc. to comply with the Securities and Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Form 10-K Report. Without limiting the generality of the foregoing power and authority, the powers include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Form 10-K report or amendment or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorneys and agents or either of them, shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

      IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his name.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Signing Capacity	Date

/s/ CHARLES D. KISSNER Charles D. Kissner	Chairman of the Board and Chief Executive Officer	May 19, 2003

/s/ CARL A. THOMSEN Carl A. Thomsen	Senior Vice President, Chief Financial Officer & Secretary (Principal Financial and Accounting Officer)	May 19, 2003

/s/ RICHARD C. ALBERDING Richard C. Alberding	Director	May 19, 2003

/s/ EDWARD F. THOMPSON Edward F. Thompson	Director	May 19, 2003

Signatures	Signing Capacity	Date

/s/ JOHN W. COMBS John W. Combs	Director	May 19, 2003

/s/ JAMES D. MEINDL James D. Meindl	Director	May 19, 2003

/s/ V. FRANK MENDICINO V. Frank Mendicino	Director	May 19, 2003

/s/ WILLIAM A. HASLER William A. Hasler	Director	May 19, 2003

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Stratex Networks, Inc.
San Jose, California

      We have audited the consolidated financial statements of Stratex Networks, Inc. and subsidiaries (“formerly DMC Stratex Networks, Inc. and hereafter referred to as “the Company”) as of March 31, 2003, and for the year then ended, and have issued our report thereon dated April 25, 2003; such financial statements and report are included in your 2003 Annual Report to Stockholders and are incorporated herein by reference. Our audit also included the 2003 financial statement schedule of the Company listed in Item 15a(2). This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, the 2003 financial statement schedule listed in Item 15a(2), when considered in relation to the 2003 basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. The financial statement schedule, for the years ended March 31, 2002 and 2001, was audited by other auditors who have ceased operations. Those auditors expressed an opinion, in their report dated April 22, 2002, that such 2002 and 2001 financial statement schedule, when considered in relation to the 2002 and 2001 basic consolidated financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

April 25, 2003

      The following report of Arthur Andersen LLP (“Andersen”) is a copy of the original report dated April 22, 2002, rendered on the schedule listed in item 14a(2) of included in the Form 10-K for the year ended March 31, 2002. The SEC has provided regulatory relief designed to allow public companies to dispense with the requirements to file a reissued report and consent of Andersen in certain circumstances. After reasonable efforts, we have not been able to obtain a reissued report from Andersen.

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

San Jose, California

April 22, 2002

STRATEX NETWORKS, INC.

CERTIFICATION PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

      I, Charles D. Kissner, certify that:

1. I have reviewed this annual report on Form 10-K of Stratex Networks, Inc. (the “registrant”);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our required evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By	/s/ CHARLES D. KISSNER

Charles D. Kissner
Chairman and Chief Executive Officer

Date: May 19, 2003

STRATEX NETWORKS, INC.

CERTIFICATION PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

      I, Carl A. Thomsen, certify that:

1. I have reviewed this annual report on Form 10-K of Stratex Networks, Inc. (the “registrant”);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our required evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By	/s/ CARL A. THOMSEN

Carl A. Thomsen
Chief Financial Officer

Date: May 19, 2003

Schedule II

Stratex Networks, Inc.

Valuation and Qualifying Accounts and Reserves

Allowance for Doubtful Accounts

	Balance at	Charged to		Balance
(In thousands)	Beginning of	Costs and	Deductions/	at End
Description	Year	Expenses	Write-off	of Year

Year Ended March 31, 2003	$9,315	$213	$(3,133)	$6,395
Year Ended March 31, 2002	$26,643	$6,530	$(23,858)	$9,315
Year Ended March 31, 2001	$4,652	$23,608	$(1,617)	$26,643

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Certificate of Ownership and Merger merging Stratex Networks, Inc. into Digital Microwave Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2000).
3.1	Certificate of Amendment to the Restated Certificate of Incorporation amended as of August 9, 2000 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2000).
3.2	Amended and Restated Bylaws, dated as of October 17, 2001 (incorporated by reference to Exhibit 3.2 to the company’s Quarterly Report on Form 10-Q filed on November 13, 2001).
3.3	Certificate of Amendment to the Restated Certificate of Incorporation, amended as of September 9, 2002 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10Q filed on November 14, 2002).
4.1	Form of Indenture (incorporated by reference to Exhibit 4.3 to the company’s registration statement filed on Form S-3 on November 28, 2000).
4.2	Form of Debt Warrant Agreement, including form of Debt Warrant Certificate (incorporated by reference to Exhibit 4.4 to the company’s Registration Statement filed on Form S-3 on November 28, 2000).
4.3	Form of Common Stock Warrant Agreement, including form of Common Stock Warrant Certificate (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement filed on Form S-3 on November 28, 2000).
4.4	Form of Senior Debenture (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement filed on Form S-3 on November 28, 2000).
4.5	Loan and Security Agreement between Stratex Networks, Inc. and Silicon Valley Bank dated January 21, 2003.
10.1	Stratex Networks, Inc. 1984 Stock Option Plan, as amended and restated on June 11, 1991 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1991).
10.2	Form of Installment Incentive Stock Option Agreement (incorporated by reference to Exhibit 28.2 to the Company’s Registration Statement on Form S-8 (File No. 33-43155)).
10.3	Form of Installment Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 28.3 to the Company’s Registration Statement on Form S-8 (File No. 33-43155)).
10.4	Form of Indemnification Agreement between the Company and its directors and certain officers (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 33-13431)).
10.5	Stratex Networks, Inc. 1994 Stock Incentive Plan, as amended and restated on May 1, 1996 (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on August 4, 1998).
10.6	Stratex Networks, Inc. 1994 Stock Incentive Plan, as amended and restated on May 1, 1996 (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on August 4, 1998).
10.6	Stratex Networks, Inc. 1998 Non-Officer Employee Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-48535)).
10.7	Restated Employment Agreement, dated as of May 14, 2002, by and between Stratex Networks, Inc. and Charles D. Kissner.
10.8	Stratex Networks, Inc. 1999 Non-Officer Employee Restricted Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the company’s Registration Statement on Form S-8 (File No. 333-76233)).
10.9	Stratex Networks, Inc. 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-80281)).

Exhibit
Number	Description

10.10	Employment Agreement dated as of May 14, 2002, by and between the Company and Carl A. Thomsen.
10.11	Form of Employment Agreement dated as of May 14, 2002, by and between the company and John C. Brandt, Carol A. Goudey, Edward T. Gardner, Paul Kennard, Shaun McFall, Ryan Panos, Robert Schlaefli, Timothy Hansen and John P. O’Neil.
10.12	Lease, dated February 16, 2000, by and between Corporate Technology Centre Associates II LLC and Stratex Networks, Inc., relating to 130 Rose Orchard Way, San Jose, California (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000).
10.13	Lease, dated February 16, 2000, by and between Corporate Technology Centre Associates II LLC and Stratex Networks, Inc., relating to 170 Rose Orchard Way, San Jose, California (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000).
10.14	Lease, dated February 16, 2000, by and between Corporate Technology Centre Associates II LLC and Stratex Networks, Inc., relating to 180 Rose Orchard Way, San Jose, California (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000).
10.15	DMC Stratex Networks, Inc. 2002 Stock Incentive Plan.
13.1	Portions of the 2003 Annual Report to Stockholders incorporated herein by reference.
23.1	Independent Auditors’ Consent (in this Annual Report on Form 10-K).
23.2	Consent of prior Independent Public Accountants. (in this Annual Report on Form 10-K).
24.1	Power of Attorney (in this Annual Report on Form 10-K).
99.1	Certification of Charles D. Kissner, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Carl A. Thomsen, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.