Form 10-Q
period 2003-06-30
STRATEX NETWORKS INC
filed 2003-08-13
CIK 812703

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission file number: 0-15895
June 30, 2003

STRATEX NETWORKS, INC.

(Exact name of registrant specified in its charter)

Delaware	77-0016028

(State or other jurisdiction	(IRS employer
of incorporation or organization)	identification number)

120 Rose Orchard Way
San Jose, CA	95134

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:	(408)943-0777

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

                        Yes   [X]        No     [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   Yes   [X]        No     [  ]

The number of outstanding shares of the Registrant’s common stock, par value $.01 per share, was 82,969,043 on August 06, 2003.

INDEX

		PAGE
COVER PAGE		1
INDEX		2
PART I - FINANCIAL INFORMATION
Item 1 -	Financial Statements
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6-18
Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-29
	Factors That May Affect Future Financial Results	30-38
Item 3 -	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4 -	Controls and Procedures	39
PART II - OTHER INFORMATION
Item 1 -	Legal Proceedings	40
Item 6 -	Exhibits and Reports on Form 8-K	40
SIGNATURE		41
EXHIBIT INDEX		42

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS

STRATEX NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2003	March 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$30,984	$34,036
Short-term investments	53,835	56,146
Accounts receivable, net	25,633	31,072
Inventories	21,502	20,307
Deferred tax asset	1,861	1,743
Other current assets	11,505	12,289

Total current assets	145,320	155,593
Property and equipment, net	28,763	28,836
Other assets	361	356

Total assets	$174,444	$184,785

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,626	$23,095
Accrued liabilities	24,763	29,745

Total current liabilities	45,389	52,840
Long – term liabilities	18,173	19,145

Total liabilities	63,562	71,985
Commitments and contingencies (Note 4)	—	—
Stockholders’ equity:
Common stock and paid-in capital	458,169	457,974
Accumulated deficit	(334,087)	(330,711)
Accumulated other comprehensive loss	(13,200)	(14,463)

Total stockholders’ equity	110,882	112,800

Total liabilities and stockholders’ equity	$174,444	$184,785

See accompanying Notes to Condensed Consolidated Financial Statements.

STRATEX NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	June 30,

	2003	2002

Net sales	$35,967	$49,319
Cost of sales	28,621	39,876
Inventory valuation benefit	—	(1,107)

Gross profit	7,346	10,550

Operating expenses
Selling, general and administrative	6,956	14,596
Research and development	3,886	3,622
Restructuring costs	—	14,173

Total operating expenses	10,842	32,391

Operating loss	(3,496)	(21,841)
Other income (expense):
Interest income	262	418
Other expenses, net	(210)	(497)
Write down of investments and other assets	—	(146)

Loss before provision for income taxes	(3,444)	(22,066)
Provision (benefit) for income taxes	(69)	797

Net loss	$(3,375)	$(22,863)

Basic and diluted loss per share	$(0.04)	$(0.28)

Basic and diluted weighted average shares outstanding	82,810	82,380

See accompanying Notes to Condensed Consolidated Financial Statements.

STRATEX NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(3,375)	$(22,863)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	2,038	3,613
Loss on disposal of property and equipment	38	51
Provision for uncollectible accounts	74	99
Inventory valuation charges and provision for inventory and warranty reserves	1,820	1,432
Non-cash restructuring charges	—	1,784
Write down of investments	—	146
Changes in assets and liabilities
Accounts receivable	5,731	(5,437)
Inventories	(831)	5,139
Other assets	1,477	(2,245)
Accounts payable	(2,538)	3,814
Income taxes payable	(588)	911
Accrued liabilities	(7,088)	4,013
Long-term liabilities	(972)	6,036

Net cash used for operating activities	(4,214)	(3,507)

Cash flows from investing activities:
Purchase of short-term investments	(89,458)	(67,712)
Proceeds from sale of short-term investments	91,768	64,277
Purchase of property and equipment	(1,542)	(1,246)

Net cash provided by (used for) investing activities	768	(4,681)

Cash flows from financing activities:
Proceeds from sales of common stock	195	354
Effect of exchange rate changes on cash	199	(128)

Net decrease in cash and cash equivalents	(3,052)	(7,962)
Cash and cash equivalents at beginning of period	34,036	35,888

Cash and cash equivalents at end of period	$30,984	$27,926

SUPPLEMENTAL DATA
Interest paid	$48	$3
Income taxes paid	$2	$18

See accompanying Notes to Condensed Consolidated Financial Statements

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Stratex Networks, Inc. and its wholly-owned subsidiaries (the “Company”). Intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to current year presentation.

While the financial information furnished is unaudited, the financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in connection with the Company’s financial statements included in its annual report and Form 10-K for the fiscal year ended March 31, 2003, filed with the Securities and Exchange Commission on May 19, 2003.

CASH AND CASH EQUIVALENTS

The Company generally considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents. Auction rate preferred securities are considered as short term investments based on historical practice of rolling over such investments at the interest rate reset dates. Cash and cash equivalents consisted of cash, money market funds, and short-term securities as of June 30, 2003 and March 31, 2003.

As of June 30, 2003, the Company had $2.2 million in standby letters of credit outstanding with several financial institutions to support bid and performance bonds issued to various customers. In connection with the issuance of these letters of credit, as of June 30, 2003, the Company has restricted $0.4 million of cash, which is included in cash and cash equivalents in the accompanying consolidated balance sheet, as collateral for these specific obligations, which generally expire within one year. Also, as of June 30, 2003, the Company had outstanding forward foreign exchange contracts in the aggregate amount of $24.2 million, for which restricted cash of $0.2 million was held as collateral by one of the financial institutions utilized to hedge the Company’s foreign currency risk exposure. This restricted cash of $0.2 million is included in cash and cash equivalents in the accompanying consolidated balance sheet.

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

SHORT- TERM INVESTMENTS

The Company invests its excess cash in high-quality marketable instruments to ensure that cash is readily available for use in its current operations. Accordingly, all of the marketable securities are classified as “available-for-sale” in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115. All investments are reported at fair market value with the related unrealized holding gains and losses reported as a component of accumulated other comprehensive loss. Unrealized holding losses on the portfolio as of June 30, 2003 were insignificant. At June 30, 2003, the available-for-sale securities had contractual maturities ranging from 1 month to 24 months, with a weighted average maturity of 6 months.

There were no impairment losses on the Company’s short-term investments in marketable securities in the first quarter of fiscal 2004. There were impairment losses of approximately $0.1 million during the first quarter of fiscal 2003 on the Company’s equity investments, which are discussed in the “Other Assets” footnote below.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of (in thousands):

		March 31,
	June 30, 2003	2003

Raw materials	$13,916	$13,100
Work in process	4,015	4,267
Finished goods	3,571	2,940

	$21,502	$20,307

In the first quarter of fiscal 2003, the Company realized a $1.1 million benefit due to the sale of excess inventory, which had been fully reserved in periods prior to the quarter ending June 30, 2002. There was no benefit recorded in the first quarter of fiscal 2004 from the sale of excess inventories that had been reserved in prior periods.

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

OTHER CURRENT ASSETS

Other current assets included the following (in thousands):

	June 30, 2003	March 31, 2003
Receivables from suppliers	$4,597	$5,722
Non-trade receivables	1,924	2,370
Prepaid expenses	3,025	2,436
Prepaid insurance	298	737
Tax refund	1,419	787
Other	242	237

	$11,505	$12,289

Non-trade receivables as of June 30, 2003 and March 31, 2003 respectively included $1.3 million and $1.6 million due from Microelectronics Technology, Inc. from the sale of manufacturing assets to them related to an outsourcing agreement executed in June 2002.

OTHER ASSETS

Included in other assets as of June 30, 2003 are long-term deposits for premises leased by the Company. As of June 30, 2002 other assets also included equity investments. The equity investments were purchased for the promotion of business and strategic objectives and represented voting interest of less than 20%. Impairment losses of $0.1 million were recorded in the first quarter of fiscal 2003 on the Company’s equity investments in marketable securities. The Company determined that the recorded value for these certain investments exceeded their fair value and that these losses were other than temporary in nature. No impairment loss was recorded during the first quarter of fiscal 2004.

ACCRUED LIABILITIES

Accrued liabilities included the following (in thousands):

	June 30, 2003	March 31, 2003

Customer deposits	$1,099	$1,100
Accrued payroll and benefits	1,838	1,782
Accrued commissions	1,282	1,959
Accrued warranty	4,139	4,219
Accrued restructuring	5,584	6,346
Accrual for contingent liabilities	3,950	7,500
Other	6,871	6,839

	$24,763	$29,745

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accrued contingent liability was $4.0 million at June 30, 2003 as compared to $7.5 million at March 31, 2003. The $7.5 million accrual at March 31, 2003 was for claims made by counsel for unsecured creditors in the bankruptcy proceedings of the Company’s prior CLEC customers. The Company reduced this accrual by $3.5 million due to the favorable settlement of one of the above mentioned claims. Accrued restructuring was $5.6 million as of June 30, 2003 compared to $6.3 million as of March 31, 2003. (See Note 5).

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

Derivatives are employed to eliminate, reduce, or transfer selected foreign currency risks that can be identified and quantified. The Company’s policy is to hedge forecasted and actual foreign currency risk with forward contracts that expire within twelve months. Specifically, the Company hedges foreign currency risks relating to firmly committed backlog, open purchase orders and non-functional currency monetary assets and liabilities. Derivatives hedging non-functional currency monetary assets and liabilities are recorded on the balance sheet at fair value and changes in fair value are recognized currently in earnings.

Additionally, the Company hedges forecasted non-U.S. dollar sales and non-U.S. dollar purchases. In accordance with SFAS 133, hedges of anticipated transactions are designated and documented at inception as “cash flow hedges” and are evaluated for effectiveness, excluding time value, at least quarterly. The Company records effective changes in the fair value of these cash flow hedges in accumulated other comprehensive income (“OCI”) until the revenue is recognized or the related purchases are recognized in cost of sales, at which time the changes are reclassified to revenue and cost of sales, respectively. All amounts accumulated in OCI at the end of the quarter will be reclassified to earnings within the next 12 months.

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the activity in OCI, with regard to the changes in fair value of derivative instruments, for the first quarter of fiscal 2004 (in thousands):

Three Months Ended
June 30, 2003
(Gain)/ Loss

Beginning balance on April 1, 2003	$(56)
Net changes	23
Reclassifications to revenue	43

Ending balance on June 30, 2003	$10

An insignificant amount of loss was recognized in other income and expense in the first quarter of fiscal 2004 related to the exclusion of time value from effectiveness testing and ineffectiveness resulting from forecasted transactions that did not occur. In the first quarter of fiscal 2003, a gain of $0.1 million was recognized in other income and expense related to the exclusion of time value from effectiveness testing and ineffectiveness resulting from forecasted transactions that did not occur.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company has cash investment policies that limit the amount of credit exposure to any one financial institution and restrict placement of investments to financial institutions evaluated as highly creditworthy, with a short-term bond rating of A/A2 or better or a long-term bond rating of A or better. Accounts receivable concentrated with certain customers primarily in the telecommunications industry and in certain geographic locations may subject the Company to concentration of credit risk. Two customers accounted for approximately 12% and 10% of net sales for the first quarter of fiscal 2004. One customer accounted for approximately 17% of net sales for the first quarter of fiscal 2003. Two customers accounted for approximately 21% and 15% of the total accounts receivable balance at June 30, 2003. Two customers each accounted for approximately 16% and one customer accounted for approximately 14% of the total accounts receivable balance of March 31, 2003. The Company actively markets and sells products in Africa, Asia, Europe, the Middle East and the Americas. The Company performs on-going credit evaluations of its customers’ financial conditions and generally requires no collateral, although sales to Asia, Eastern Europe and the Middle East are primarily paid through letters of credit.

REVENUE RECOGNITION

The Company recognizes revenue pursuant to Staff Accounting Bulletin No. 101 (SAB 101) “Revenue Recognition in Financial Statements.” Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that the arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured.

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In accordance with SAB 101, revenues from product sales are generally recognized when title and risk of loss passes to the customer, except when product sales are combined with significant post-shipment installation services. Under this exception, revenue is deferred until such services have been performed. Installation service revenue is recognized when the related services are performed.

At the time revenue is recognized, the Company establishes an accrual for estimated warranty expenses associated with its sales, recorded as a component of cost of revenue. The Company’s standard warranty is generally for a period of 27 months from the date of sale if the customer uses the Company or its approved installers to install the products, otherwise it is 15 months from the date of sale. The Company’s warranty accrual represents the best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Warranty accrual is made based on forecasted returns and average cost of repair. Forecasted returns are based on trend of historical returns. While the Company believes that its warranty accrual is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what will actually transpire in the future.

LOSS PER SHARE

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive securities outstanding during the period. Net loss per share is computed using only the weighted average number of shares of common stock outstanding during the period, as the inclusion of potentially dilutive securities would be anti-dilutive.

STOCK-BASED COMPENSATION

The Company accounts for its employee stock option plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. Accordingly, no compensation is recognized for employee stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at date of grant. If the exercise price is less than the market value at the date of grant, the difference is recognized as deferred compensation expense, which is amortized over the vesting period of the options.

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In accordance with the disclosure requirements of SFAS No. 123, as amended by SFAS No.148, if the Company had elected to recognize compensation cost based on the fair market value of the options granted at grant date as prescribed, income and earnings per share would have been reduced to the pro forma amounts indicated in the table below.

	Three months ended June 30,

	2003	2002

	(in thousands, except per share
	amounts)
Net loss – as reported	$(3,375)	$(22,863)
Less: Stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(2,781)	(3,664)

Net loss – pro forma	$(6,156)	$(26,527)

Basic and diluted loss per share – as reported	(0.04)	(0.28)
Basic and diluted loss per share – pro forma	(0.07)	(0.32)

For purposes of pro forma disclosure under SFAS No. 123, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting period, using the multiple option method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended June 30,

	2003	2002

Expected dividend yield	0.00%	0.00%
Expected stock volatility	96.06%	96.03%
Risk-free interest rate	2.74%	3.51%
Expected life of options from vest date	1.7 years	1.7 years
Forfeiture rate	Actual	Actual

The weighted average fair value of stock options granted during the period was $1.79 and $1.39 for the quarters ended June 30, 2003 and June 30, 2002, respectively.

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

COMPREHENSIVE INCOME

The following table reconciles net loss to comprehensive loss (in thousands):

	Three Months Ended
	June 30,

	2003	2002

Net loss	$(3,375)	$(22,863)
Other comprehensive income (loss):
Unrealized currency translation gain/(loss)	1,311	(2,208)
Unrealized holding gain (loss) on investments	(48)	167

Comprehensive loss	$(2,112)	$(24,904)

NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS 148”). SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Although it does not require the use of the fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition. It also amends the disclosure provisions of SFAS 123 and Accounting Principles Board (APB) No. 28, “Interim Financial Reporting” (“APB 28”), to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148’s amendment of the transition and annual disclosure requirements is effective for fiscal years ending after December 15, 2002. The amendment of disclosure requirements of APB 28 is effective for interim periods beginning after December 15, 2002. The Company does not plan to adopt the fair value based method of accounting for stock-based employee compensation. As a result, adoption of SFAS 148 will only require expanded disclosure to include the effect of stock-based compensation in the Company’s interim reporting.

In December 2002, the Emerging Issues Task Force (EITF) issued EITF 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables. In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. EITF 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This EITF Issue does not change otherwise applicable revenue recognition criteria. This EITF Issue is applicable for the Company after June 2003 and could have an impact on revenue recognition of future sales transactions. The Company is currently assessing the impact, if any, on its future revenue recognition.

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.The Company does not expect the adoption of SFAS 149 to have a material impact on its operating results or financial condition.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or as an asset in some circumstances). Many of those instruments were previously classified as equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is in the process of determining the impact of the adoption of SFAS 150 on its future financial position and results of operations.

NOTE 2. BANK LINE OF CREDIT

The Company has a $22.5 million revolving credit facility with a bank. The credit facility expires in January 2004 and has one-year renewable terms and an interest rate of either the bank’s prime rate or LIBOR plus 2%. The Company, based on its current business plan, does not expect to utilize the facility in fiscal 2004.

NOTE 3. EMPLOYEE STOCK OPTION EXCHANGE PROGRAM

On June 23, 2003, the Company filed a Schedule TO with the Securities and Exchange Commission in connection with its Option Exchange Program pursuant to which eligible employees will have the opportunity to make a one-time election to exchange certain outstanding grants of stock options with exercise prices above $6.00 per share, for a predetermined smaller number of new stock options with a new vesting schedule. The new stock options will be granted at the fair market value on the day of new grant, which will be at least six months plus one day after the exchange options are cancelled. This Option Exchange Program was approved by the shareholders on July 15, 2003. On July 25, 2003, in accordance with the Option Exchange Program, the Company accepted and cancelled options to purchase 2,135,100 shares of its common stock and issued a promise to grant approximately 1,045,928 new options to participating employees. The new stock options will be granted on January 29, 2004. No financial or accounting impact to the Company’s financial position, results of operation or cash flow for the three months ended June 30, 2003 was associated with this transaction.

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LITIGATION AND CONTINGENCIES

The Company is subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, these proceedings should not have a material adverse effect on the business, financial position, and results of operations of the Company. See Note 1 “Accrued liabilities” for the accruals made by the Company for contingent liability.

NOTE 5. RESTRUCTURING CHARGES

The Company did not record any restructuring charges in the first quarter of fiscal 2004.

In fiscal 2003, the Company entered into an agreement for outsourcing its San Jose, California manufacturing operations to Microelectronics Technology Inc. (“MTI”), the Company’s manufacturing partner in Taiwan. As a result of changes associated with this agreement, as well as other reductions in workforce and consolidation of additional excess facilities, the Company recorded restructuring charges of $28.2 million in fiscal 2003. These restructuring charges consisted of $3.8 million for employee severance and benefits, $19.0 million for vacated building lease obligations, $0.6 million for legal costs, $3.3 million for transition costs related to outsourcing of the Company’s manufacturing operations as mentioned above and $4.0 million as a write off of manufacturing equipment in its San Jose, California location, related to the transfer of certain manufacturing operations to MTI. These restructuring costs were reduced by $2.5 million, which represented the amount reimbursable from MTI for the costs relating to the transfer of certain of the Company’s manufacturing assets to them in accordance with the joint agreement with MTI. The severance and benefit charges of $3.8 million taken in fiscal 2003 were for a reduction in workforce by 176 employees, with reductions affecting primarily the manufacturing operations area due to the outsourcing of the Company’s San Jose, California manufacturing operations. As of June 30, 2003 all affected employees had been terminated.

During fiscal 2002, the Company announced several restructuring programs to reduce expenses and improve operational efficiency. These restructuring programs included consolidation of the Company’s U.S. manufacturing operations by relocating its Seattle, Washington operations to its San Jose, California facility, a worldwide reduction in workforce and a consolidation of additional excess facilities. Due to this action, the Company recorded restructuring charges of $19.6 million during fiscal 2002. These consisted of $8.4 million for employee severance and benefits and $11.2 million for facility-related and other costs (including $8.6 million for vacated building lease obligations, $2.1 million for the loss on impairment of equipment, $0.1 million for legal costs and $0.4 million for the write off of goodwill).

The vacated building lease obligations of $19.0 million and $8.6 million recorded in fiscal 2003 and in fiscal 2002, respectively, included payments required under lease contracts, less estimated sublease income after the property has been abandoned. To determine the lease loss, certain assumptions were made related to (1) the time period over which the building will remain vacant, (2) sublease terms, (3) sublease rates and (4) an estimate of brokerage fees. The lease loss represents management’s estimate of time to sublease and actual sublease rates.

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the balance of the restructuring accrual as of June 30, 2003 and the type and amount of restructuring costs utilized during the first quarter of fiscal 2004 (in millions):

	Severance	Facilities
	and Benefits	and Other	Total

Balance as of April 1, 2003	$1.5	$22.7	$24.2
Provision	—	—	—
Cash payments	(0.7)	(1.1)	(1.8)

Balance as of June 30, 2003	$0.8	$21.6	$22.4

Current portion	$0.8	$4.8	$5.6
Long-term portion	$—	$16.8	$16.8

The remaining accrual balance of $22.4 as of June 30, 2003 is expected to be paid out in cash. The Company expects $3.9 million of the remaining accrual balance ($0.8 million of severance and benefits, $0.2 million of legal costs and $2.9 million of vacated building lease obligations) to be paid out in fiscal 2004 and vacated building lease obligations of $18.5 million to be paid out during fiscal 2005 through fiscal 2012.

NOTE 6. OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about products, geographic information, and major customers. Operating segment information for the first quarter of fiscal 2004 and 2003 is presented in accordance with SFAS 131.

The Company is organized into two operating segments: Products and Services. The Chief Executive Officer (“CEO”) has been identified as the Chief Operating Decision-Maker as defined by SFAS 131. Resources are allocated to each of these groups using information on their revenues and operating profits before interest and taxes.

The Products operating segment includes the XP4™, Altium®, DXR® and Spectrum™ II digital microwave systems for digital transmission markets. The Company designs, develops, markets and sells these products in Wellington, New Zealand and San Jose, California. Prior to June 30, 2002, the Company manufactured the XP4 and Altium family of products in San Jose, California. In June 2002, the Company entered into an agreement with MTI in Taiwan for outsourcing of its XP4 and Altium products manufacturing operations. The Company manages the manufacturing of the DXR product family from Wellington, New Zealand, where most manufacturing takes place, except for a portion of the DXR product family that is outsourced. The Services operating segment includes, but is not limited to, installation, repair, spare parts, network design, path surveys, integration, and other revenues. The Company maintains regional service centers in Lanarkshire, Scotland and Clark Field, Pampanga, Philippines.

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company does not identify or allocate assets or depreciation by operating segment, nor does the CEO evaluate these groups on these criteria. Total depreciation expense of $2.0 million and $3.6 million for first quarter of fiscal 2004 and 2003, respectively, has been included in the product operating segment. Operating segments generally do not sell products to each other, and accordingly, there are no significant inter-segment revenues to be reported. The Company does not allocate interest and taxes to operating segments. The accounting policies for each reporting segment are the same.

The following table sets forth net revenues and operating income (loss) by operating segments (in thousands):

	Three Months Ended
	June 30,

	2003	2002

Products:
Net revenues	$28,577	$42,371
Operating loss	(4,994)	(22,993)
Services and Repairs:
Net revenues	7,390	6,948
Operating income	1,498	1,152
Total:
Net revenues	$35,967	$49,319
Operating loss	(3,496)	(21,841)

The following table sets forth net revenues from unaffiliated customers by product (in thousands):

	Three Months Ended
	June 30,

	2003	2002

SPECTRUM II	$29	$2,110
XP4	12,130	19,957
DXR	6,118	13,473
Altium	9,893	6,552
Other products	407	279

Total products	28,577	42,371
Total services & repairs	7,390	6,948

Total revenue	$35,967	$49,319

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth net revenues from unaffiliated customers by geographic region (in thousands) for:

	Three Months Ended
	June 30,

	2003	2002

Europe	$8,605	$14,421
Middle East	2,700	2,386
Russia	3,717	225
Mexico	2,524	2,495
India	2,017	6,437
Thailand	4	9,814
Nigeria	3,930	2,508
Other Africas	2,793	1,482
Other Americas	3,328	5,282
Other Asia/Pacific	6,349	4,269

Total revenue	$35,967	$49,319

Long-lived assets by country consisting of net property and equipment was as follows (in thousands):

	June 30, 2003	March 31, 2003

United States	$8,337	$8,822
United Kingdom	13,111	13,230
Other foreign countries	7,315	6,784

Total property and equipment, net	$28,763	$28,836

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussions in this Quarterly Report on Form 10-Q should be read in conjunction with our accompanying Financial Statements and the related notes thereto. This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions also identify forward looking statements. The forward looking statements in this Quarterly Report on Form 10-Q are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements and include, without limitation, statements regarding:

•	Our plan to pay out in cash the remaining restructuring accrual balance as of June 30, 2003 of $22.4 million;

•	Our expectation that $3.9 million of the remaining cash restructuring charges will be paid out in fiscal 2004 (including $0.8 million for severance and benefits, $0.2 million of legal costs and $2.9 million for vacated building lease obligations);

•	Our anticipation that further vacated building lease obligations of $18.5 million will be paid out during fiscal 2005 through fiscal 2012;

•	Our belief that the legal proceedings and claims that arise in the normal course of our business will not have a material adverse effect on our business, financial position, and results of operations;

•	Our expectation that our selling, general and administrative expenses will continue to decrease in fiscal 2004 in absolute dollars as a result of ongoing cost reduction measures in fiscal 2004;

•	Our expectation that gross profit percentage will decline in the remaining quarters of fiscal 2004 due to competitive pricing pressures.

•	Our belief that we have the financial resources needed to meet our business requirements for at least the next 12 months;

•	Our expectation that we will not experience material exchange rate gains and losses from unhedged foreign currency exposures;

•	Our expectation that competition will increase;

•	The possibility that we may restructure our activities to more strategically realign our resources in response to changes in our industry and market conditions;

•	Our expectation that international sales will continue to account for the majority of our net product sales for the foreseeable future;

•	Our belief that we maintain adequate reserves to cover exposure for doubtful accounts;

•	Our plan not to currently utilize our revolving credit facility in fiscal 2004;

•	Our expectation that one of our foreign subsidiaries will be profitable by the end of fiscal year 2004;

•	Our intent to release our new product called Eclipse™ near the end of calendar 2003;

•	Our belief that our ability to compete successfully will depend on a number of factors both within and outside our control;

•	Our plan to continue to pursue, growth opportunities through internal development, minority investments and acquisitions of complementary businesses and technologies;

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	Our expectation that we will continue to experience declining average sales prices for our products;

•	Our plan to remain focused on our efforts for next generation products and incremental improvements to the existing product lines; and

•	Our belief that we have made the appropriate reserve to account for the contingency for our being a named defendant in a preference claim matter pursuant to the U.S. Bankruptcy Code.

All forward looking statements included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward looking statement or statements. The reader should also consult the cautionary statements and risk factors listed in this Quarterly Report and those listed from time to time in our Reports on Forms 10-Q, 8-K, and our most recent Annual Report on Form 10-K for the year ended March 31, 2003, including those contained in the section, “Factors That May Affect Future Financial Results,” beginning on page 30 in this Quarterly Report, in evaluating these forward-looking statements.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies since March 31, 2003. For a description of our critical accounting policies, see our Annual Report on Form 10-K for the year ended March 31, 2003.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth the percentage relationships of certain items from our condensed consolidated statements of operations as percentages of net sales:

	Three Months Ended
	June 30,

	2003	2002

Net sales	100.0%	100.0%
Cost of sales	79.6	80.8
Inventory valuation benefit	—	(2.2)

Gross profit	20.4	21.4
Selling, general and administrative	19.3	29.6
Research and development	10.8	7.3
Restructuring costs	—	28.8

Operating loss	(9.7)	(44.3)
Interest income	0.7	0.8
Other expense, net	(0.6)	(1.0)
Write down of investments and other assets	—	(0.3)

Loss before provision for income taxes	(9.6)	(44.8)
Provision (benefit) for income taxes	(0.2)	1.6

Net loss	(9.4)%	(46.4)%

Net Sales

Net sales for the first quarter of fiscal 2004 decreased to $36.0 million, compared to $49.3 million reported in the first quarter of fiscal 2003. We believe that this decrease was primarily due to limited capital expenditures by industry participants because of the ongoing unfavorable global economic conditions and reduced pricing due to competitive pressures. Our XP4 product line net sales decreased to $12.1 million in the first quarter of fiscal 2004 from $19.9 million in the first quarter of fiscal 2003. Net sales of our Altium product line increased to $9.9 million in the first quarter of fiscal 2004 from $6.6 million in the comparable quarter of fiscal 2003. Net sales of our Spectrum II product was insignificant in the first quarter of fiscal 2004 primarily due to the product reaching its planned end of life and being replaced by our XP4 product line. Net sales of our Spectrum II product in the first quarter of fiscal 2003 were $2.1 million. Our DXR product line net sales decreased to $6.1 million in the first quarter of fiscal 2004, from $13.5 million in the first quarter of fiscal 2003. Net sales of our DXR product line were higher in the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2004 primarily because of recognition of revenue during the first quarter of fiscal 2003 on several large network projects in

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Thailand, which were completed in fiscal 2003. Service and repair revenue was $7.4 million in the first quarter of fiscal 2004, compared to $6.9 million in the first quarter of fiscal 2003. Though product revenue in the first quarter of fiscal 2004 declined significantly as compared to the first quarter of fiscal 2003, service and repair revenue increased slightly. This is primarily due to an increase in annual maintenance contracts as a result of our increased efforts to position ourselves as a complete solutions provider in the market.

We experienced a significant decline in net sales in Europe. We believe that the decrease was due to a reduction in capital expenditures by major industry participants in that region. Net sales to Europe decreased to $8.6 million in the first quarter of fiscal 2004 from $14.4 million in the first quarter of fiscal 2003. Net sales to Russia increased significantly to $3.7 million in the first quarter of fiscal 2004, from $0.2 million in the first quarter of fiscal 2003, primarily due to securing one new customer in that region. Net sales to Thailand decreased significantly to less than $0.1 million in the first quarter of fiscal 2004 from $9.8 million in the first quarter of fiscal 2003 primarily due to the completion of several projects in Thailand in fiscal 2003. Net sales to India decreased significantly to $2.0 million in the first quarter of fiscal 2004, from $6.4 million in the first quarter of fiscal 2003 due to completion of several projects in India in fiscal 2003. Net sales to Nigeria increased to $3.9 million in the first quarter of fiscal 2004 from $2.5 million in the first quarter of fiscal 2003.

Two customers accounted for approximately 12% and 10% of our net sales for the first quarter of fiscal 2004. No other customer accounted for 10% or more of our net sales for the period. For the first quarter of fiscal 2003, one of our customers accounted for 17% of net sales for that quarter and no other customer accounted for 10% or more of our net sales for that quarter.

During the first quarter of fiscal 2004, we received $41.8 million in new orders shippable over the next 12 months, compared to $53.3 million in the first quarter of fiscal 2003. The backlog at June 30, 2003 was $41.3 million, compared to $98.0 million at June 30, 2002 and $50.1 million at March 31, 2003. We review our backlog on an ongoing basis and make adjustments to it as required. Orders in our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross Profit

Gross profit as a percentage of net sales was 20.4% in the first quarter of fiscal 2004 as compared to a gross profit percentage of 21.4% in the first quarter of fiscal 2003. Our gross profit percentage in the first quarter of fiscal 2003, excluding inventory valuation benefit of $1.1 million, which represented benefit from sale of some of our excess inventories which were reserved as inventory valuation charges in the periods prior to the quarter ended June 30, 2002, was 19.1%. This increase in gross profit of 1.3% (excluding the inventory valuation benefit) was primarily due to lower manufacturing costs which resulted in an increase in gross profit of approximately 4% and a favorable mix impact of 2%. This increase was partially offset by a negative pricing impact of approximately 5%. Though there was a slight increase in gross profit percentage in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003, we expect the gross profit percentage to decline in the remaining quarters of fiscal 2004 due to competitive pricing pressures.

Research and Development

In the first quarter of fiscal 2004, research and development expenses increased slightly to $3.9 million from $3.6 million in the first quarter of fiscal 2003. This increase was primarily due to purchase of material for our new product Eclipse™, which is scheduled to be released before the end of the calendar year 2003. As a percentage of net sales, research and development expenses increased to 10.8% in first quarter of fiscal 2004 from 7.3% in first quarter of fiscal 2003 primarily due to the decrease in sales. We plan to remain focused on our efforts for next generation products and incremental improvements to the existing product lines.

Selling, General and Administrative

In the first quarter of fiscal 2004, selling, general and administrative expenses decreased to $7.0 million from $14.6 million in the first quarter of fiscal 2003. This decrease was due to a $4.1 million decrease resulting from decreased sales, reductions in workforce, consolidation of our excess facility in California, lower third party agent commissions from sales of our products and other cost reduction measures that were taken in fiscal 2003 and 2002. In addition, selling, general and administrative expenses decreased by $3.5 million due to reduction of reserves due to a favorable settlement of a legal claim that was reserved in the periods prior to the quarter ending June 30, 2003.

As a percentage of net sales, selling, general and administrative expenses were 29.2% (gross of $3.5 million benefit), in the first quarter of fiscal 2004, compared to 29.6% in the first quarter of fiscal 2003. We expect our selling, general and administrative expenses will continue to decrease in fiscal 2004 in absolute dollars as a result of ongoing cost reduction measures in fiscal 2004.

Restructuring Charges

We did not record any restructuring charges in the first quarter of fiscal 2004.

In fiscal 2003, we entered into an agreement for outsourcing our San Jose, California manufacturing operations to Microelectronics Technology Inc. (“MTI”), our manufacturing partner in Taiwan. As a result of changes associated with this agreement, as well as other reductions in workforce and consolidation of additional excess facilities, we recorded restructuring charges of $28.2 million in fiscal 2003. These restructuring charges consisted of $3.8 million for employee severance and benefits, $19.0 million for vacated building lease

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

obligations, $0.6 million for legal costs, $3.3 million for transition costs related to outsourcing of our manufacturing operations as mentioned above and $4.0 million as a write off of manufacturing equipment in our San Jose, California location, related to the transfer of certain manufacturing operations to MTI. These restructuring costs were reduced by $2.5 million, which represented the amount reimbursable from MTI for the costs relating to the transfer of certain of our manufacturing assets to them in accordance with the outsourcing agreement with MTI. The severance and benefit charges of $3.8 million taken in fiscal 2003 were for a reduction in workforce by 176 employees, with reductions affecting primarily the manufacturing operations area due to the outsourcing of our San Jose, California manufacturing operations. As of June 30, 2003 all affected employees had been terminated.

During fiscal 2002, we announced several restructuring programs to reduce expenses and improve operational efficiency. These restructuring programs included consolidation of our U.S. manufacturing operations by relocating our Seattle, Washington operations to our San Jose, California facility, a worldwide reduction in workforce and a consolidation of additional excess facilities. Due to this action, we recorded restructuring charges of $19.6 million during fiscal 2002. These consisted of $8.4 million for employee severance and benefits and $11.2 million for facility-related and other costs (including $8.6 million for vacated building lease obligations, $2.1 million for the loss on impairment of equipment, $0.1 million for legal costs and $0.4 million for the write off of goodwill).

The vacated building lease obligations of $19.0 million and $8.6 million recorded in fiscal 2003 and in fiscal 2002, respectively, included payments required under lease contracts, less estimated sublease income after the property has been abandoned. To determine the lease loss, certain assumptions were made related to (1) the time period over which the building will remain vacant, (2) sublease terms, (3) sublease rates and (4) an estimate of brokerage fees. The lease loss represents management’s estimate of time to sublease and actual sublease rates.

The following table summarizes the balance of the restructuring accrual as of June 30, 2003 and the type and amount of restructuring costs utilized during the first quarter of fiscal 2004 (in millions):

	Severance	Facilities
	and Benefits	and Other	Total

Balance as of April 1, 2003	$1.5	$22.7	$24.2
Provision	—	—	—
Cash payments	(0.7)	(1.1)	(1.8)

Balance as of June 30, 2003	$0.8	$21.6	$22.4

Current portion	$0.8	$4.8	$5.6
Long-term portion	$—	$16.8	$16.8

The remaining accrual balance of $22.4 as of June 30, 2003 is expected to be paid out in cash. We expect $3.9 million of the remaining accrual balance ($0.8 million of severance and benefits, $0.2 million of legal costs and $2.9 million of vacated building lease obligations) to be paid out in fiscal 2004 and vacated building lease obligations of $18.5 million to be paid out during fiscal 2005 through fiscal 2012.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Income (Expense)

Interest income was $0.3 million in the first quarter of fiscal 2004 compared to $0.4 million in the first quarter of fiscal 2003. The decrease was primarily due to lower interest rates in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003. Other expense was $0.2 million in first quarter of fiscal 2004 as compared to $0.5 million in the first quarter of fiscal 2003. The decrease was primarily due to a decrease in foreign exchange losses and decrease in letter of credit discounting fees.

Write down of investments and other assets

During the first quarter of fiscal 2004 we did not record any impairment loss on our equity investments in marketable securities. During the first quarter of fiscal 2003, we recorded an impairment loss of $0.1 million. The Company determined that the recorded value for these certain investments exceeded their fair value and that these losses were other than temporary in nature.

Provision (benefit) for Income Taxes

In the first quarter of fiscal 2003, we provided for income taxes to cover foreign subsidiaries that have generated taxable income, while recording no provision or benefit from U.S. operations due to the net loss for the period. In the first quarter of fiscal 2004, we recorded a $0.1 million tax benefit due to losses in a foreign subsidiary that we expect will be profitable by the end of the fiscal year 2004.

Employee Stock Option exchange program

On June 23, 2003, we filed a Schedule TO with the Securities and Exchange Commission in connection with our Option Exchange Program pursuant to which eligible employees will have the opportunity to make a one-time election to exchange certain outstanding grants of stock options with exercise prices above $6.00 per share, for a predetermined smaller number of new stock options with a new vesting schedule. The new stock options will be granted at the fair market value on the day of new grant, which will be at least six months plus one day after the exchange options are cancelled. This Option Exchange Program was approved by the shareholders on July 15, 2003. On July 25, 2003, in accordance with the Option Exchange Program we accepted and cancelled options to purchase 2,135,100 shares of our common stock and issued a promise to grant approximately 1,045,928 new options to participating employees. The new stock options will be granted on January 29, 2004. No financial or accounting impact to our financial position, results of operation or cash flow for the three months ended June 30, 2003 was associated with this transaction. We initiated this program in order to increase the motivational and retention value of our stock option program and to decrease the potentially dilutive effect of the large number of options held by employees that have exercise prices substantially above the current market price of our common stock.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity And Capital Resources

Net cash used by operating activities in the first quarter of fiscal 2004 was $4.2 million, compared to $3.5 million in the first quarter of fiscal 2003. The amount used in operating activities was due to net losses, as adjusted to exclude non-cash charges and benefits and changes in working capital requirements, including significant decreases in accrued liabilities, long term liabilities and accounts payable.

Accounts payable decreased by $2.5 million compared to an increase of $3.8 million in the first quarter of fiscal 2003, due to a lower volume of purchases. Other accrued liabilities decreased due to payment of restructuring costs that were accrued prior to the first quarter of fiscal 2004 and to the reversal of $3.5 million of our accrual of $7.5 million, which was made in fiscal 2003 for contingent liabilities arising due to the bankruptcy preference payment claims made against us by our prior CLEC customers in the course of their bankruptcy proceedings. We reversed $3.5 million of this accrual in the first quarter of fiscal 2004 due to the favorable settlement of one of the claims. Long-term liabilities decreased primarily due to the payment of restructuring costs that were accrued prior to the first quarter of fiscal 2004.

Accounts receivable decreased by $5.7 million during the first quarter of fiscal 2004 as compared to an increase of $5.4 million in the first quarter of fiscal 2003. Accounts receivable decreased in the first quarter of fiscal 2004 primarily due to lower revenues. Inventories increased by $0.8 million in the first quarter of fiscal 2004 as compared to a decrease in inventory of $5.1 million in the first quarter of fiscal 2003, due to the deferral of a shipment that was planned to be made to one of our customers during the first quarter of fiscal 2004. The shipment to this customer was deferred because their letter of credit was not issued.

Purchases of property and equipment were $1.5 million in the first quarter of fiscal 2004 compared to $1.2 million in the first quarter of fiscal 2003.

Proceeds from the sale of common stock were derived from the exercise of employee stock options and the employee stock purchase plan.

At June 30, 2003, our principal sources of liquidity consisted of $84.8 million in cash and cash equivalents and short-term investments. Our cash requirements for fiscal 2004 are primarily to fund operations, research and development, capital expenditures and restructuring activities.

Commercial commitments

Through several financial institutions, we have issued $2.2 million of letters of credit to various customers for bid and performance bonds. In connection with the issuance of these letters of credit, we have restricted $0.4 million of cash as collateral to meet these specific obligations. These letters of credit generally expire within one year. We have restricted an additional $0.2 million of cash as collateral to cover outstanding foreign exchange contracts made with one of the financial institutions utilized to hedge our foreign currency risk exposure.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contractual obligations

The following table provides information related to our contractual obligations:

Payments due (in thousands):

	Years ending March 31,

						2009 &	Total
	2004	2005	2006	2007	2008	beyond	Obligations

Operating leases (a)	$4,634	$5,549	$5,497	$5,503	$5,677	$18,346	$45,206
Unconditional purchase obligations	$24,937						$24,937

(a)	Contractual cash obligations include $21.4 million of lease obligations that have been included in restructuring charges.

Restructuring payments

The accrued liability for restructuring payments of $22.4 million as of June 30, 2003, is expected to be paid out in cash. We expect $3.9 million of this accrual balance ($0.8 million of severance and benefits, $0.2 million of legal costs and $2.9 million of vacated building lease obligations) to be paid out in fiscal 2004 and vacated building lease obligations of $18.5 million to be paid out during fiscal 2005 through fiscal 2012.

Depending on the growth of our business, we may require additional financing which may not be available to us in the required time frame on commercially reasonable terms, if at all. However, we believe that we have the financial resources needed to meet our business requirements for at least the next 12 months. In addition to our cash balances, we have a $22.5 million line of credit with a major bank.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk:

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We invest in high-credit quality issues and, by policy, limit the amount of credit exposure to any one issuer and country. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. The portfolio is also diversified by maturity to ensure that funds are readily available as needed to meet our liquidity needs. This policy minimizes the requirement to sell securities in order to meet liquidity needs and therefore the potential effect of changing market rates on the value of securities sold.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio.

	Years Ended March 31

	(In thousands)
	2004	2005	2006

Cash equivalents and short-term investments (a)	$57,580	$10,755	$3,991
Weighted average interest rate	1.34%	1.45%	1.28%

(a)  Does not include non-interest bearing cash balance of $12.5 million

The primary objective of our short-term investment activities is to preserve principal while at the same time maximize yields, without significantly increasing risk. Our short-term investments are for fixed interest rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have been immaterial. The average days to maturity for investments held at the end of first quarter of fiscal 2004 was 13 months and had an average yield of 1.35% per annum.

As of June 30, 2003, unrealized losses on investments were insignificant. The investments have been recorded at fair value on our balance sheet. During the first quarter of fiscal 2003, we recorded a permanent impairment for certain equity investments of $0.1 million.

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

resulting from exchange rate changes. At June 30, 2003 we held forward contracts in the aggregate amount of $24.2 million primarily in British pounds and the Euro. The amount of unrealized loss on these contracts at June 30, 2003 was $0.4 million.

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

Factors That May Affect Future Financial Results

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

If we fail to maintain our relationships with original equipment manufacturers, or OEMs, our distribution channels could be harmed, which could cause our revenues to decrease.

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

Because of the severe economic downturn in the world economy, and bankruptcies and financial difficulties of many telecommunications companies and mobile cellular providers, the demand for our products and services may continue to decrease.

     Due to the continued economic downturn in the world economy, as well as the global tightening of the capital markets for telecommunications and mobile cellular projects, our business opportunities have decreased in Europe, China, India, Thailand and the Americas. To the extent that the economic downturn and the global tightening of the capital markets continue, the demand for our products and services may decrease further in these countries and geographic regions. The continuing decline in financial condition of CLECs, including those currently involved in bankruptcy proceedings, may continue to have a negative impact on our financial results. In the fourth quarter of fiscal 2003 we received demand letters from the bankruptcy estate trustees of CLEC prior customers who had previously declared bankruptcy. The bankruptcy trustees for these companies are claiming that we received preference payments, as defined in the United States Bankruptcy Code, totaling $10.8 million. We recorded an amount of $7.5 million in the fourth quarter of fiscal year 2003 for these outstanding claims. In the first quarter of fiscal 2004 we reduced our accrual by $3.5 million because we reached a favorable settlement on one of the claims. We intend to vigorously defend ourselves against any other claim. We believe the balance of $4.0 million is appropriate for the settlement of the outstanding claims. Repayment in excess of the amounts reserved could have a negative impact on our results of operations.

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

     Sales of our products are concentrated in a small number of customers. Two customers accounted for approximately 12% and 10% of our net sales for the first quarter of fiscal 2004. One customer accounted for approximately 17% of net sales for the first quarter of fiscal 2003. Two customers accounted for approximately 21% and 15% of the total accounts receivable balance at June 30, 2003. Two customers accounted for approximately 19% and 17% of the total accounts receivable balance at June 30, 2002. Two customers accounted for approximately 11% and 10% of net sales for fiscal 2003. The worldwide telecommunications industry is dominated by a small number of large corporations, and we expect that a significant portion of our future product sales will continue to be concentrated in a limited number of customers. In addition, our

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

customers typically are not contractually obligated to purchase any quantity of products in any particular period, and product sales to major customers have varied widely from period to period. In addition, as a result of the ongoing global tightening of the capital markets for the telecommunications and mobile cellular projects, the demand for our products and services has decreased and may continue to decrease. The loss of any existing customer, a significant reduction in the level of sales to any existing customer, or our inability to gain additional customers could result in further declines in our revenues. If these revenue declines occur, our business, financial condition, and results of operations would be harmed.

Due to our significant volume of international sales, we are susceptible to a number of political, economic and geographic risks that could harm our business if they occur.

     We are highly dependent on sales to customers outside the United States. During fiscal 2002 and 2003, sales to international customers accounted for 92% and 95% of our net sales, respectively. In fiscal 2002 and 2003, sales to the Middle East/Africa region accounted for approximately 11% and 21% of our net sales, respectively. Sales to international customers in the first quarter of fiscal 2004 were 95% of our net sales for that period. Also, significant portions of our international sales are in lesser developed countries. We expect that international sales will continue to account for the majority of our net product sales for the foreseeable future. As a result, the occurrence of any international, political, economic or geographic event that adversely affects our business could result in significant revenue shortfalls. These revenue shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks and challenges of doing business internationally include:

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

     Our manufacturing operations, which have been substantially subcontracted, are highly dependent upon the delivery of materials by outside suppliers in a timely manner. We have significant operations in San Jose California, the United Kingdom, New Zealand and outsourcing arrangements in Asia. Also, we depend in part upon subcontractors to assemble major components and subsystems used in our products in a timely and satisfactory manner. We do not generally enter into long-term or volume purchase agreements with any of our suppliers, and we cannot assure you that such materials, components and subsystems will be available to us at such time and in quantities we require, if at all. In addition, due to the rapid and increasingly severe economic downturn, our suppliers have experienced and are continuing to experience various financial difficulties, which may impact their ability to supply the materials, components and subsystems that we require. Our inability to develop alternative sources of supply quickly and on a cost-effective basis could materially impair our ability to manufacture and deliver our products to our customers in a timely manner. We cannot assure you that we will not experience material supply problems or component or subsystem delays in the future. Also, our subcontractors may not be able to maintain the quality of our products, which might result in a large number of product returns by customers and could harm our business, financial condition and results of operations.

Additional risks associated with the outsourcing of our manufacturing operations to Microelectronics Technology, Inc. in Taiwan could include, among other things: (i) political risks due to political issues between Taiwan and The People’s Republic of China, (ii) risk of natural disasters in Taiwan, which is subject to earthquakes and typhoons, (iii) economic and regulatory developments and (iv) the possible effects of the current severe respiratory syndrome (SARS) health problem and (v) other events leading to the disruption of manufacturing operations.

The global tightening of capital markets for the telecommunications and mobile cellular projects may result in excess inventory, which we cannot sell or be required to sell at distressed prices, and may result in longer credit terms to our customers.

     Many of our current and potential customers require significant capital funding to finance their telecommunications and mobile cellular projects, which include the purchase of our products and services. Due to the on going tightening of capital markets worldwide, available funding for these projects has been and may continue to be unavailable to some customers and thereby slow or halt the purchase of our products and services. This reduction in demand has resulted in excess inventories on hand, and could result in additional excess inventories in the future. If funding continues to be unavailable to our customers or their customers, we may be forced to take additional reserves for excess inventory. In addition, we may have to extend more and longer credit terms to our customers, which could negatively impact our cash and possibly result in higher bad debt expense. We cannot assure you that we will be successful in matching our inventory purchases with anticipated shipment volumes. As a result, we may fail to control the amount of inventory on hand and may be forced to take unanticipated additional reserves. Such additional inventory reserves, if required, would decrease our profits.

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

     Our quarterly operating results may vary significantly in the future for a variety of reasons, many of which are outside of our control, and any of which may harm our business. These factors include:

•	volume and timing of product orders received and delivered during the quarter;

•	our ability and the ability of our key suppliers to respond to changes made by customers in their orders;

•	timing of new product introductions by us or our competitors;

•	changes in the mix of products sold by us;

•	cost and availability of components and subsystems;

•	downward pricing pressure on our products;

•	adoption of new technologies and industry standards;

•	competitive factors, including pricing, availability and demand for competing products;

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	war and acts of terrorism;

•	ability of our customers to obtain financing to enable their purchase of our products;

•	fluctuations in foreign currency exchange rates;

•	regulatory developments;

•	general economic conditions worldwide;

•	claims or litigation related to the continuing decline in financial conditions of CLECs including but not limited to those CLECs currently involved in bankruptcy proceedings; and

•	the current severe acute respiratory syndrome (SARS) and its effect on our suppliers and customers in Asia.

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

     Our ability to compete will depend, in part, on our ability to obtain and enforce intellectual property protection for our technology in the United States and internationally. We currently rely upon a combination of trade secrets, trademarks, patents and contractual rights to protect our intellectual property. In addition, we enter into confidentiality and invention assignment agreements with our employees, and enter into non-disclosure agreements with our suppliers and appropriate customers so as to limit access to and disclosure of our proprietary information. We cannot assure you that any steps taken by us will be adequate to deter

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

misappropriation or impede independent third party development of similar technologies. In the event that such intellectual property arrangements are insufficient, our business, financial condition and results of operations could be harmed. We have significant operations in the United Kingdom and New Zealand, and outsourcing arrangements in Asia. We cannot assure you that the protection provided to our intellectual property by the laws and courts of foreign nations will be substantially similar to the protection and remedies available under United States law. Furthermore, we cannot assure you that third parties will not assert infringement claims against us based on foreign intellectual property rights and laws that are different from those established in the United States.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of our market risks, see page 28, “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4. CONTROLS AND PROCEDURES

a.     Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report.

b.     Changes in internal control over financial reporting. There has been no significant change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1- LEGAL PROCEEDINGS

We are currently a named defendant in a preference claim matter pursuant to the U.S. Bankruptcy Code. We believe that we have made the appropriate reserve to account for this contingency in the previous fiscal quarter. We are vigorously defending this matter but as with any litigation make no representation or prediction with respect to the outcome of the litigation. In addition, we are subject to legal proceedings and claims that arise in the normal course of our business.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

For a list of exhibits to this Quarterly Report on Form 10-Q, see the exhibit index located on page 42.

(b)	Reports on Form 8-K

On April 29, 2003, we filed a current report on Form 8-K regarding a press release announcing our financial results for the fourth quarter of fiscal year 2003, which ended on March 31, 2003.

On July 03, 2003, we filed a current report on Form 8-K regarding a press release announcing our preliminary revenue and earnings expectations for the first quarter of fiscal year 2004, which ended on June 30, 2003.

On July 23, 2003, we filed a current report on Form 8-K regarding a press release announcing our financial results for the first quarter of fiscal year 2004, which ended on June 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEX NETWORKS, INC.

Date: August 13, 2003	By	/s/ Carl A. Thomsen

Carl A. Thomsen
Senior Vice President, Chief Financial Officer and Secretary
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Loan Modification Agreement entered into as of June 18, 2003, by and between Stratex Networks, Inc. (the “Borrower”) and Silicon Valley Bank (“Bank”).

31.1	Certification of Charles D. Kissner, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Carl A. Thomsen, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Charles D. Kissner, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Carl A. Thomsen, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.