Form 10-Q
period 2003-09-30
STRATEX NETWORKS INC
filed 2003-11-13
CIK 812703

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission file number: 0-15895
September 30, 2003

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

Yes  [X]   No  [  ]

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  [X]  No  [  ].

The number of outstanding shares of the Registrant’s common stock, par value $.01 per share, was 83,847,237 on November 7, 2003.

INDEX

PAGE
COVER PAGE	1
INDEX	2
PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6-19
Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-30
Factors That May Affect Future Financial Results	31-41
Item 3 - Quantitative and Qualitative Disclosures About Market Risk	42
Item 4 - Controls and Procedures	42
PART II - OTHER INFORMATION
Item 1 - Legal Proceedings	43
Item 4 - Submission of Matters to a Vote of Security Holders	43
Item 6 - Exhibits and Reports on Form 8-K	44
SIGNATURE	45
EXHIBIT INDEX	46

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS

STRATEX NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2003	March 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$32,085	$34,036
Short-term investments	42,872	56,146
Accounts receivable, net	28,932	31,072
Inventories	20,289	20,307
Other current assets	13,103	14,032

Total current assets	137,281	155,593
Property and equipment, net	29,521	28,836
Other assets	353	356

Total assets	$167,155	$184,785

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,454	$23,095
Accrued liabilities	21,581	29,745

Total current liabilities	46,035	52,840
Restructuring and other long – term liabilities	17,157	19,145

Total liabilities	63,192	71,985
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value; 150,000,000 shares authorized; 83,017,912 outstanding	830	827
Additional paid-in-capital	457,744	457,147
Accumulated deficit	(341,089)	(330,711)
Accumulated other comprehensive loss	(13,522)	(14,463)

Total stockholders’ equity	103,963	112,800

Total liabilities and stockholders’ equity	$167,155	$184,785

See accompanying Notes to Condensed Consolidated Financial Statements.

STRATEX NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net sales	$36,882	$52,560	$72,849	$101,879
Cost of sales	29,819	39,826	58,440	78,595

Gross profit	7,063	12,734	14,409	23,284

Operating Expenses
Research and development	3,982	3,460	7,868	7,082
Selling, general and administrative	9,939	13,179	16,895	27,776
Restructuring charges	—	—	—	14,173

Total operating expenses	13,921	16,639	24,763	49,031

Operating loss	(6,858)	(3,905)	(10,354)	(25,747)
Other income (expense):
Interest income	269	465	531	884
Other income (expense), net	(133)	(583)	(343)	(1,080)
Write down of investments and other assets	—	(246)	—	(392)

Loss before provision for income taxes	(6,722)	(4,269)	(10,166)	(26,335)
Provision for income taxes	280	146	211	943

Net loss	$(7,002)	$(4,415)	$(10,377)	$(27,278)

Basic and diluted loss per share	$(0.08)	$(0.05)	$(0.13)	$(0.33)

Basic and diluted weighted average shares outstanding	82,922	82,500	82,877	82,438

See accompanying Notes to Condensed Consolidated Financial Statements.

STRATEX NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(10,377)	$(27,278)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	4,223	5,811
Provision for uncollectible accounts	—	95
Provision for warranty reserves	3,788	5,220
Non-cash restructuring expenses	—	1,784
Write down of investments and other assets	—	392
Changes in assets and liabilities
Accounts receivable	2,831	(4,443)
Inventories	288	7,916
Other assets	1,274	(3,580)
Accounts payable	1,291	5,584
Income tax payable	133	471
Accrued liabilities	(12,809)	1,884
Long term liabilities	(1,948)	5,496

Net cash used for operating activities	(11,306)	(648)

Cash flows from investing activities:
Purchase of short-term investments	(139,332)	(160,981)
Proceeds from sale of short term investments	152,648	154,449
Purchase of property and equipment	(4,647)	(2,782)

Net cash provided by (used for) investing activities	8,669	(9,314)

Cash flows from financing activities:
Proceeds from sales of common stock	600	603
Effect of exchange rate changes on cash	86	347

Net decrease in cash and cash equivalents	(1,951)	(9,012)
Cash and cash equivalents at beginning of period	34,036	35,888

Cash and cash equivalents at end of period	$32,085	$26,876

SUPPLEMENTAL DATA
Interest paid	$74	$5
Income taxes paid	$222	$707

See accompanying Notes to Condensed Consolidated Financial Statements.

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

CASH AND CASH EQUIVALENTS

The Company generally considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents. Auction rate preferred securities are considered as short term investments. Cash and cash equivalents consist of cash, money market funds, and short-term securities.

As of September 30, 2003, the Company had $5.5 million in standby letters of credit outstanding with several financial institutions to support bid and performance bonds issued to various customers. In connection with the issuance of these letters of credit, as of September 30, 2003, the Company has restricted $0.2 million of cash, which is included in cash and cash equivalents in the accompanying consolidated balance sheet, as collateral for these specific obligations, which generally expire within one year.

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

Unrealized holding gains on the portfolio as of September 30, 2003 were insignificant. At September 30, 2003, the available-for-sale securities had contractual maturities ranging from 1 month to 20 months, with a weighted average maturity of 5 months.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market, where cost includes material, labor and manufacturing overhead. Inventories consist of (in thousands):

	September 30,
	2003	March 31, 2003

Raw materials	$11,957	$13,100
Work in process	5,901	4,267
Finished goods	2,431	2,940

	$20,289	$20,307

In the second quarter of fiscal 2004, the Company realized a $0.5 million benefit due to the sale of excess inventory, which had been fully reserved in periods prior to the quarter ending September 30, 2003. There was no benefit recorded in the first quarter of fiscal 2004 from the sale of excess inventories. In the second quarter of fiscal 2003, the Company realized a $0.4 million benefit from the sale of excess inventories that had been reserved in prior periods. In the first half of fiscal 2003 the Company realized a benefit of $1.5 million from the sale of excess inventories which were written down in prior periods.

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

OTHER CURRENT ASSETS

Other current assets included the following (in thousands):

	September 30,
	2003	March 31, 2003

Receivable from suppliers	$5,097	$5,722
Non-trade receivables	1,035	2,370
Prepaid expenses	3,985	2,436
Prepaid Insurance	165	737
Tax refund	734	787
Deferred Taxes	1,870	1,743
Other	217	237

	$13,103	$14,032

Non-trade receivables as of March 31, 2003 included $1.6 million due from Microelectronics Technology, Inc. (MTI) in connection with the sale of manufacturing assets to them related to an outsourcing agreement executed in June 2002. This receivable of $1.6 million was fully paid by MTI prior to September 30, 2003.

OTHER ASSETS

Included in other assets as of September 30, 2003 and March 31, 2003 are long-term deposits for premises leased by the Company.

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

ACCRUED LIABILITIES

Accrued liabilities included the following (in thousands):

	September 30,
	2003	March 31, 2003

Customer deposits	$2,105	$1,100
Accrued payroll and benefits	2,192	1,782
Accrued commissions	1,128	1,959
Accrued warranty	4,144	4,219
Accrued restructuring	5,092	6,346
Accrual for contingent liabilities	1,866	7,500
Other	5,054	6,839

	$21,581	$29,745

Accrual for contingent liabilities was $1.9 million at September 30, 2003 as compared to $7.5 million at March 31, 2003. The $7.5 million accrual at March 31, 2003 was for claims made by trustees for unsecured creditors in the bankruptcy proceedings of the Company’s prior competitive local exchange carrier (“CLEC”) customers. During the first quarter of fiscal 2004 the Company reduced this accrual by $3.5 million due to the favorable settlement of one of the above mentioned claims. During the second quarter of fiscal 2004 the Company paid $2.1 million for the settlement of one of these claims.

Accrued restructuring was $5.1 million as of September 30, 2003 compared to $6.3 million as of March 31, 2003. (See Note 4).

CURRENCY TRANSLATION

The functional currency of the Company’s United Kingdom and New Zealand subsidiaries is the U.S. dollar. Accordingly, all of the monetary assets and liabilities of these subsidiaries are remeasured into U.S. dollars at the current exchange rate as of the applicable balance sheet date, and all non-monetary assets and liabilities are remeasured at historical rates. Sales and expenses are remeasured at the average exchange rate prevailing during the period. Gains and losses resulting from the remeasurement of these subsidiaries’ financial statements are included in the consolidated statements of operations. The Company’s other international subsidiaries use their local currency as their functional currency. Assets and liabilities of these subsidiaries are translated at the current exchange rates in effect at the balance sheet date, and income and expense accounts are translated at the average exchange rates during the period. The resulting translation adjustments are included in accumulated other comprehensive loss in the accompanying financial statements.

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

DERIVATIVE FINANCIAL INSTRUMENTS

In accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS No. 149 “Amendment of Statement 133 on Derivative and Hedging Activities” (“SFAS 149”), all derivatives are recorded on the balance sheet at fair value.

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

Additionally, the Company hedges forecasted non-U.S. dollar sales and non-U.S. dollar purchases. In accordance with SFAS 133, hedges of anticipated transactions are designated and documented at inception as “cash flow hedges,” and are evaluated for effectiveness, excluding time value, at least quarterly. The Company records effective changes in the fair value of these cash flow hedges in accumulated other comprehensive income (“OCI”) until the revenue is recognized or the related purchases are recognized in cost of sales, at which time the changes are reclassified to revenue and cost of sales, respectively. All amounts accumulated in OCI at the end of the quarter will be reclassified to earnings within the next 12 months.

The following table summarizes the activity in OCI, with regard to the changes in fair value of derivative instruments, for the first half of fiscal 2004 (in thousands):

Six Months Ended
September 30, 2003
Gain/(Loss)

Beginning balance on April 1, 2003	$(56)
Net changes	23
Reclassifications to revenue	(195)

Ending balance on September 30, 2003	$(228)

     An insignificant amount of loss was recognized in other income and expense in the first half of fiscal 2004 related to the exclusion of time value from effectiveness testing and ineffectiveness resulting from forecasted transactions that did not occur. In the first half of fiscal 2003, a gain of $0.1 million was recognized in other income and expense related to the exclusion of time value from effectiveness testing and ineffectiveness resulting from forecasted transactions that did not occur.

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company has cash investment policies that limit the amount of credit exposure to any one financial institution and restrict placement of investments to financial institutions evaluated as highly creditworthy. Investments, under the policy, must have a rating of A1 or P1 for short-term paper and a rating of A or better for long-term notes or bonds.

Accounts receivable concentrated with certain customers primarily in the telecommunications industry and in certain geographic locations may subject the Company to concentration of credit risk. Two customers accounted for approximately 17% and 14% of net sales for the second quarter of fiscal 2004. Three customers accounted for approximately 13%, 12%, and 10% of net sales for the second quarter of fiscal 2003, respectively. Two customers accounted for approximately 14% and 12% of net sales for the first half of fiscal 2004, respectively. For the first half of fiscal 2003, one customer accounted for approximately 14% of net sales for that period. Two customers accounted for approximately 18% and 10% of the total accounts receivable balance at September 30, 2003, respectively. One customer accounted for approximately 14% of the total accounts receivable balance at March 31, 2003.

The Company actively markets and sells products in Africa, Asia, Europe, the Middle East and the Americas. The Company performs ongoing credit evaluations of its customers’ financial conditions and generally requires no collateral, although sales to Asia, Eastern Europe and the Middle East are primarily paid through letters of credit.

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

In accordance with SAB 101, revenues from product sales are generally recognized when title and risk of loss pass to the customer, except when product sales are combined with significant post-shipment installation services. Under this exception, revenue is deferred until such services have been performed. Installation service revenue is recognized when the related services are performed.

At the time revenue is recognized, the Company establishes an accrual for estimated warranty expenses associated with its sales, recorded as a component of cost of revenue. The Company’s standard warranty is generally for a period of 27 months from the date of sale if the customer uses the Company or its approved installers to install the products, otherwise it is 15 months from the date of sale. The Company’s warranty accrual represents the best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Warranty accrual is made based on forecasted returns and average cost of repair. Forecasted

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

returns are based on the trend of historical returns. While the Company believes that its warranty accrual is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what will actually transpire in the future.

NET LOSS PER SHARE

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share are computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive securities outstanding during the period. Diluted loss per share is computed using only the weighted average number of shares of common stock outstanding during the period, as the inclusion of potentially dilutive securities would be anti-dilutive.

STOCK-BASED COMPENSATION

The Company accounts for its employee stock option plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation is recognized for employee stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at date of grant. If the exercise price is less than the market value at the date of grant, the difference is recognized as deferred compensation expense, which is amortized over the vesting period of the options.

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In accordance with the disclosure requirements of SFAS No. 123, as amended by SFAS No.148, if the Company had elected to recognize compensation cost based on the fair market value of the options granted at grant date as prescribed, loss per share would have been reduced to the pro forma amounts indicated in the table below.

	Three months ended September 30,		Six months ended September 30,

	2003	2002	2003	2002

	(in thousands, except per share amounts)
Net loss – as reported	$(7,002)	$(4,415)	$(10,377)	$(27,278)
Less: Stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(2,151)	(3,554)	(4,932)	(7,218)

Net loss – pro forma	$(9,153)	$(7,969)	$(15,309)	$(34,496)

Basic and diluted loss per share – as reported	$(0.08)	$(0.05)	$(0.13)	$(0.33)
Basic and diluted loss per share – pro forma	(0.11)	(0.10)	(0.19)	(0.42)

For purposes of pro forma disclosure under SFAS No. 123, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting period, using the multiple option method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended		Six months ended
	September 30,		September 30,

	2003	2002	2003	2002

Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected stock volatility	96.0%	96.3%	96.0%	96.3%
Risk-free interest rate	2.8%	3.51%	2.8%	3.51%
Expected life of options from vest date	1.68	1.70	1.68	1.70
Forfeiture rate	Actual	Actual	Actual	Actual

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The weighted average fair value of stock options granted during the quarters ended September 30, 2003 and September 30, 2002 was $1.67 and $1.18, respectively.

COMPREHENSIVE INCOME

The following table reconciles net loss to comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss	$(7,002)	$(4,415)	$(10,377)	$(27,278)
Other comprehensive income (loss):
Unrealized currency translation gain/ (loss)	(412)	(1,424)	899	(3,632)
Unrealized holding gain on investments	90	19	42	186

Comprehensive loss	$(7,324)	$(5,820)	$(9,436)	$(30,724)

NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS 148”). SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Although SFAS 148 does not require the use of the fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition. SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board (APB) No. 28, “Interim Financial Reporting” (“APB 28”), to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148’s amendment of the transition and annual disclosure requirements is effective for fiscal years ending after December 15, 2002. The amendment of disclosure requirements of APB 28 is effective for interim periods beginning after December 15, 2002. The Company does not plan to adopt the fair value based method of accounting for stock-based employee compensation. As a result, adoption of SFAS 148 will only require expanded disclosure to include the effect of stock-based compensation in the Company’s interim reporting.

In December 2002, the Emerging Issues Task Force (EITF) issued EITF 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables. In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

values to account for them separately. EITF 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This EITF Issue does not change otherwise applicable revenue recognition criteria. This EITF Issue is applicable for the Company after June 2003. The adoption of EITF 00-21 will not have an impact on revenue recognition of future sales transactions.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company’s operating results or financial condition.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or as an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s operating results or financial condition.

NOTE 2. BANK LINE OF CREDIT

The Company has a $22.5 million revolving credit facility with a commercial bank. The credit facility expires in January 2004, and has one-year renewable terms and an interest rate of either the bank’s prime rate, which was 4% at September 30, 2003, or LIBOR plus 2%. The Company had no amounts borrowed under this facility as of September 30, 2003.

NOTE 3. LITIGATION AND CONTINGENCIES

The Company is subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, these proceedings should not have a material adverse effect on the business, financial position, and results of operations of the Company. See Note 1 “Accrued Liabilities” for the accruals made by the Company for contingent liabilities.

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4. RESTRUCTURING CHARGES

The Company did not record any restructuring charges in the first half of fiscal 2004.

In fiscal 2003, the Company entered into an agreement for outsourcing its San Jose, California manufacturing operations to Microelectronics Technology Inc. (“MTI”), the Company’s manufacturing partner in Taiwan. As a result of changes associated with this agreement, as well as reductions in workforce and consolidation of additional excess facilities, the Company recorded restructuring charges of $28.2 million in fiscal 2003. These restructuring charges consisted of $3.8 million for employee severance and benefits, $19.0 million for vacated building lease obligations, $0.6 million for legal costs, $3.3 million for transition costs related to outsourcing of the Company’s manufacturing operations as mentioned above and $4.0 million as a write off of manufacturing equipment in the Company’s San Jose, California location, related to the transfer of certain manufacturing operations to MTI. These restructuring costs were reduced by $2.5 million, which represented the amount reimbursable from MTI for the costs relating to the transfer of certain of the Company’s manufacturing assets to MTI. The severance and benefit charges of $3.8 million taken in fiscal 2003 were for a reduction in workforce of 176 employees, with reductions primarily affecting the manufacturing operations area due to the outsourcing of the Company’s San Jose, California manufacturing operations. As of June 30, 2003 all affected employees had been terminated.

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

The following table summarizes the balance of the restructuring accrual as of September 30, 2003 and the type and amount of restructuring costs utilized during the first half of fiscal 2004 (in millions):

	Severance	Facilities
	and Benefits	and Other	Total

Balance as of April 1, 2003	$1.5	$22.7	$24.2
Provision	—	—	—
Cash payments	(1.1)	(2.3)	(3.4)

Balance as of September 30, 2003	$0.4	$20.4	$20.8

Current portion	$0.4	$4.7	$5.1
Long-term portion	$—	$15.7	$15.7

The remaining accrual balance of $20.8 as of September 30, 2003 is expected to be paid out in cash. The Company expects $2.8 million of the remaining accrual balance ($0.4 million of severance and benefits, $0.2 million of legal costs and $2.2 million of vacated building lease

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

obligations) to be paid out in fiscal 2004 and vacated building lease obligations of $18.0 million to be paid out during fiscal 2005 through fiscal 2012.

NOTE 5. OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about products, geographic information, and major customers. Operating segment information for the second quarter of fiscal 2004 and 2003 and the fist half of fiscal 2004 and fiscal 2003 are presented in accordance with SFAS 131.

The Company is organized into two operating segments: Products and Services. The Chief Executive Officer (“CEO”) has been identified as the Chief Operating Decision-Maker as defined by SFAS 131. Resources are allocated to each of these groups using information on their revenues and operating profits before interest and taxes.

The Products operating segment includes the XP4™, Altium®, DXR® and Spectrum™ II digital microwave systems for digital transmission markets. The Company announced a new network element product called Eclipse™ (“Eclipse”) in August 2003 and plans to record customer revenue for this product by the end of fiscal 2004. The Company designs, develops, markets and sells the above products in Wellington, New Zealand and San Jose, California. Prior to June 30, 2002, the Company manufactured the XP4 and Altium family of digital microwave radio products in San Jose, California. In June 2002, the Company entered into an agreement with MTI, a Taiwanese Company for outsourcing of the Company’s XP4 and Altium products manufacturing operations. The Company manages the manufacturing of the DXR product family from Wellington, New Zealand, where most manufacturing takes place, except for a portion of the DXR product family that is outsourced. The Services operating segment includes, but is not limited to, installation, repair, spare parts, network design, path surveys, integration, and other revenues. The Company maintains regional service centers in Lanarkshire, Scotland and Clark Field, Pampanga, Philippines.

The Company does not identify or allocate assets or depreciation by operating segment, nor does the CEO evaluate these groups on these criteria. Total depreciation expense of $4.2 million and $5.8 million for the first half of fiscal 2004 and 2003, respectively, has been included in the product operating segment. Operating segments generally do not sell products to each other, and accordingly, there are no significant inter-segment revenues to be reported. The Company does not allocate interest and taxes to operating segments. The accounting policies for each reporting segment are the same.

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth net revenues and operating income (loss) by operating segments (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Products:
Revenues	$30,205	$44,467	$58,782	$86,838
Operating loss	(8,262)	(6,142)	(13,256)	(29,136)
Services:
Revenues	6,677	8,093	14,067	15,041
Operating income	1,404	2,237	2,902	3,389
Total:
Revenues	$36,882	$52,560	$72,849	$101,879
Operating loss	(6,858)	(3,905)	(10,354)	(25,747)

The following table sets forth net revenues from unaffiliated customers by product (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

XP4	$10,292	$22,607	$22,422	$42,564
ALTIUM	12,395	12,989	22,288	19,541
DXR	4,670	8,309	10,788	21,782
SPECTRUM II	—	273	29	2,383
Other Products	2,848	289	3,255	568

Total Products	30,205	44,467	58,782	86,838
Total Services	6,677	8,093	14,067	15,041

Total Revenues	$36,882	$52,560	$72,849	$101,879

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth revenues from unaffiliated customers by geographic region (in thousands) for:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Russia	$5,668	$—	$9,385	$225
Other Europe	9,517	8,222	18,122	22,643
Nigeria	3,801	6,081	7,731	8,589
Middle East	3,810	4,614	6,510	7,000
India	1,806	2,053	3,823	8,490
Thailand	1,612	6,882	1,616	16,696
Other Africa	2,432	3,112	5,225	4,594
Americas	5,586	5,986	11,438	13,763
Other Asia/Pacific	2,650	15,610	8,999	19,879

Total Revenue	$36,882	$52,560	$72,849	$101,879

Long-lived assets by country consisting of net property and equipment was as follows (in thousands):

	September 30, 2003	March 31, 2003

United States	$7,617	$8,822
United Kingdom	14,491	13,230
Other foreign countries	7,413	6,784

Total property and equipment, net	$29,521	$28,836

NOTE 6. SUBSEQUENT EVENTS

On October 3, 2003 the Company completed its acquisition of the net assets of Plessey Broadband Wireless, a division of Tellumat (Pty) Ltd. (“Tellumat”) located in Cape Town, South Africa. The Company signed the purchase agreement to acquire the net assets of Plessey Broadband Wireless on September 11, 2003. With the acquisition of Plessey Broadband Wireless, the Company has obtained a license-exempt telecommunications product line. The Company believes that this product line will expand its market presence. As part of the purchase agreement, the Company paid $2.6 million in cash and issued 730,238 shares of its common stock to Tellumat valued at $3.0 million. On October 21, 2003 the Company filed a registration statement on Form S-3 under the Securities Act of 1933 with the Securities and Exchange Commission in order to register the 730,238 shares of the Company’s Common Stock issued to Tellumat.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussions in this Quarterly Report on Form 10-Q should be read in conjunction with our accompanying Financial Statements and the related notes thereto. This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions also identify forward looking statements. The forward looking statements in this Quarterly Report on Form 10-Q are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements and include, without limitation, statements regarding:

•	Our plan to pay out in cash the remaining restructuring accrual balance as of September 30, 2003 of $20.8 million;

•	Our expectation that $2.8 million of the remaining cash restructuring charges will be paid out in fiscal 2004 (including $0.4 million for severance and benefits, $0.2 million of legal costs and $2.2 million for vacated building lease obligations);

•	Our anticipation that further vacated building lease obligations of $18.0 million will be paid out during fiscal 2005 through fiscal 2012;

•	Our belief that the legal proceedings and claims that arise in the normal course of our business will not have a material adverse effect on our business, financial position, and results of operations;

•	Our expectation that our selling, general and administrative expenses will continue to decrease in fiscal 2004 in absolute dollars as a result of ongoing cost reduction measures in fiscal 2004;

•	Our expectation that gross profit percentage will decline in the remaining quarters of fiscal 2004 due to competitive pricing pressures;

•	Our expectation that research and development expenses will increase slightly in the remainder of fiscal 2004 as we focus on the introduction of our new Eclipse™ product line;

•	Our belief that we have the financial resources needed to meet our business requirements for at least the next 12 months;

•	Our expectation that we will not experience material foreign exchange gains and losses from unhedged foreign currency exposures;

•	Our expectation that competition will increase;

•	The possibility that we may restructure our activities to more strategically realign our resources in response to changes in our industry and market conditions;

•	Our expectation that international sales will continue to account for the majority of our net product sales for the foreseeable future;

•	Our belief that we maintain adequate reserves to cover exposure for doubtful accounts;

•	Our plan to grant extended terms of credit to our customers in the near future in order to position ourselves in certain markets and to promote opportunities for our new network element product line, Eclipse™;

•	Our expectation that we may have to utilize the credit facility that we have with a bank;

•	Our intent to record initial customer revenue on our new network element product called Eclipse™ by the end of fiscal 2004;

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	Our belief that our acquisition of Plessey Broadband Wireless will increase our market presence;

•	Our belief that our ability to compete successfully will depend on a number of factors both within and outside our control;

•	Our plan to continue to pursue growth opportunities through internal development, minority investments and acquisitions of complementary businesses and technologies;

•	Our expectation that we will continue to experience declining average sales prices for our products; and

•	Our belief that we have made the appropriate reserve to account for the contingency for our being a named defendant in a preference claim matter pursuant to the U.S. Bankruptcy Code.

All forward-looking statements included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or statements. The reader should also consult the cautionary statements and risk factors listed in this Quarterly Report including those contained in the section, “Factors That May Affect Future Financial Results,” beginning on page 32 in this Quarterly Report, and those listed from time to time in our Reports on Forms 10-Q, 8-K, and our most recent Annual Report on Form 10-K for the year ended March 31, 2003, in evaluating these forward-looking statements.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies since March 31, 2003. For a description of our critical accounting policies, see our Annual Report on Form 10-K for the year ended March 31, 2003.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth the percentage relationships of certain items from the Company’s condensed consolidated statements of operations as percentages of net sales:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	80.8	75.8	80.2	77.1

Gross profit	19.2	24.2	19.8	22.9
Research and development	10.8	6.6	10.8	6.9
Selling, general and administrative	26.9	25.1	23.2	27.4
Restructuring and other charges	—	—	—	13.9

Operating loss	(18.5)	(7.5)	(14.2)	(25.3)
Interest income	0.7	0.9	0.7	0.9
Other income (expense), net	(0.4)	(1.1)	(0.5)	(1.1)
Write down of investments and other assets	—	(0.5)	—	(0.4)

Loss before provision for income taxes	(18.2)	(8.2)	(14.0)	(25.9)
Provision for income taxes	0.8	0.3	0.2	0.9

Net loss	(19.0)%	(8.5)%	(14.2)%	(26.8)%

Net Sales

In the second quarter of fiscal 2004, net sales declined significantly to $36.9 million as compared to $52.6 million in the second quarter of fiscal 2003. This decline was across all segments and we believe that this decrease is due to the continuing restrictions on capital spending in the telecommunications industry in response to the weak economic conditions. There were also continued pricing pressures on the sale of certain of our products due to severe competition in the mobile cellular market worldwide. In the second quarter of fiscal 2004 we aggressively priced several of our orders to maintain and establish our position in certain key markets in anticipation of the release of our new Eclipse™ (“Eclipse”) product line.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales of our XP4 product line decreased significantly to $10.3 million in the second quarter of fiscal 2004 from $22.6 million in the second quarter of fiscal 2003. Our Altium product line net sales decreased slightly to $12.4 million in the second quarter of fiscal 2004, from $13.0 million in the second quarter of fiscal 2003. We did not have any sales of our Spectrum II product line in the second quarter of fiscal 2004 due to the product reaching its planned end of life. Net sales of Spectrum II product line in the second quarter of fiscal 2003 were $0.3 million. Net sales of our DXR product line decreased to $4.7 million in the second quarter of fiscal 2004 as compared to $8.3 million in the second quarter of fiscal 2003. Net sales of our DXR product line were higher in the second quarter of fiscal 2003 as compared to the second quarter of fiscal 2004 primarily because of recognition of revenue during the second quarter of fiscal 2003 on several large network projects in Thailand, which were completed in fiscal 2003. Service revenue was $6.7 million in the second quarter of fiscal 2004, compared to $8.1 million in the second quarter of fiscal 2003.

While we continued to see limited capital expenditures by industry participants, we have seen some growth in our business in certain regions.

•	Net sales to Russia were $5.7 million in the second quarter of fiscal 2004 primarily due to securing a major new customer in that region. There were no sales to Russia in the second quarter of fiscal 2003.

•	Net sales in the Other Europe region increased slightly to $9.5 million in the second quarter of fiscal 2004, compared to $8.2 million in the second quarter of fiscal 2003.

Net sales in the following regions decreased in the second quarter of fiscal 2004 as compared to the second quarter of fiscal 2003 primarily due to completion of several big projects in those regions during that time period which did not repeat in the comparable period of fiscal 2004.

•	Net sales in Nigeria decreased to $3.8 million in the second quarter of fiscal 2004 as compared to $6.1 million in the second quarter of fiscal 2003.

•	Net sales in the Thailand region decreased to $1.6 million in the second quarter of fiscal 2004 from $6.9 million in the second quarter of fiscal 2003.

•	Net sales in the India region decreased to $1.8 million in the second quarter of fiscal 2004 from $2.1 million in the second quarter of fiscal 2003.

•	Net sales in the Other Asia/Pacific region decreased significantly to $2.7 million in the second quarter of fiscal 2004 from $15.6 million in the second quarter of fiscal 2003 primarily due to the completion of a significant project in Pakistan and a decline in sales to China.

Two customers accounted for approximately 17% and 14% of net sales for the second quarter of fiscal 2004 and three customers accounted for approximately 13%, 12%, and 10% of net sales for the second quarter of fiscal 2003, respectively.

Net sales for the first half of fiscal 2004 were $72.8 million, compared to $101.9 million reported in the first half of fiscal 2003. Net sales of our XP4 product line decreased to $22.4 million in first half of fiscal 2004 from $42.6 million in the first half of fiscal 2003, primarily due to the completion of a significant project in Pakistan, a decline of sales to customers in China and a decline in average sales prices due to the reasons mentioned above. Net sales of our DXR product line decreased to $10.8 million in the first half of fiscal 2004 from $21.8 million in the

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

first half of fiscal 2003 due to the recognition of revenue during the second quarter of fiscal 2003 on several large network projects in Thailand, which were completed in fiscal 2003.

We experienced a significant decline in net sales in India, Thailand and the Other Asia/Pacific region due to the same reasons as mentioned in the quarter to quarter comparisons above. This decline was partially offset by increases in sales in the Russia region. Net sales to Russia were $9.4 million in the first half of fiscal 2004 as compared to $0.2 million in the first half of fiscal 2003. Net sales in Other Europe region decreased to $18.1 million in the first half of fiscal 2004 from $22.6 million in the first half of fiscal 2003, due to ongoing restrictions on capital spending. Net sales to Thailand decreased significantly to $1.6 million in the first half of fiscal 2004 from $16.7 in the first half of fiscal 2003. Net sales in the Other Asia/Pacific region decreased significantly to $9.0 million in the first half of fiscal 2004, from $19.9 million in the first half of fiscal 2003.

For the first half of fiscal 2004 two customers accounted for approximately 14% and 12% of our net sales for that period, respectively. For the first half of fiscal 2003, one customer accounted for approximately 14% of net sales for that period. Two customers accounted for approximately 12% and 10% of our backlog as of September 30, 2003, respectively.

During the second quarter of fiscal 2004, we received $44.5 million in new orders shippable over the next 12 months, compared to $46.7 million in the second quarter of fiscal 2003. During the first half of fiscal 2004, we received $86.3 million in new orders shippable over the next 12 months, compared to $100 million in the first half of fiscal 2002, representing a decrease of 13.7%. The backlog at September 30, 2003 was $45.5 million, compared to $50.1 million at March 31, 2003. We review our backlog on an ongoing basis and make adjustments to it as required. Orders in our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period.

Gross Profit

Gross profit as a percentage of net sales was 19.2% in the second quarter of fiscal 2004 compared to a gross profit of 24.2% in the second quarter of fiscal 2003. The decrease in gross margin in the second quarter of fiscal 2004, as compared to the second quarter of fiscal 2003, was primarily due to a negative pricing impact of approximately 8%, which was partially offset by a favorable product mix impact of approximately 2% and a favorable impact of inventory valuation benefit of approximately 1%. The inventory valuation benefit of $0.5 million and $0.4 million in the second quarter of fiscal 2004 and second quarter of fiscal 2003, respectively, were due to the sale of some of our excess inventories, which were reserved in prior periods. We expect gross profit, as a percentage of sales, to decline further in the remaining quarters of fiscal 2004 due to continued competitive pricing pressures.

Gross profit as a percentage of net sales was 19.8% in the first half of fiscal 2004 compared to a gross profit of 22.9% in the first half of fiscal 2003. The decrease in gross margin in the first half of fiscal 2004, as compared to the first half of fiscal 2003, was primarily due to a negative pricing impact of approximately 7%, which was partially offset by a favorable product mix impact of approximately 3% and lower manufacturing costs impact of approximately 2%.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Inventory valuation benefit was only $0.5 million in the first half of fiscal 2004 as compared to $1.5 million in the first half of fiscal 2003, resulting in an unfavorable impact on gross margin of approximately 1%. The inventory valuation benefit was due to the sale of some of our excess inventories, which were reserved as inventory valuation charges in prior periods.

Research and Development

In the second quarter of fiscal 2004, research and development expenses increased to $4.0 million from $3.5 million in the second quarter of fiscal 2002. This planned increase was primarily due to increase in prototype builds of our new network element product Eclipse for which we plan to record initial customer revenue by the end of fiscal year 2004. As a percentage of net sales, research and development expenses increased to 10.8% in the second quarter of fiscal 2004 from 6.6% in the second quarter of fiscal 2003. We expect research and development expenses to increase slightly in the remainder of fiscal 2004 as we focus on the introduction of our new Eclipse product line.

In the first half of fiscal 2004, research and development expenses increased to $7.9 million from $7.1 million in the first half of fiscal 2003, due to the reasons mentioned above. As a percentage of net sales, research and development expenses increased to 10.8% in the first half of fiscal 2004, compared to 6.9% in the first half of fiscal 2003.

Selling, General and Administrative

In the second quarter of fiscal 2004, selling, general and administrative expenses decreased to $9.9 million from $13.2 million in the second quarter of fiscal 2003. This decrease was primarily due to lower third party agent commissions on sales of our products resulting from a decline in net sales especially in the Asia/Pacific region where we use agents for the sale of our products. The decrease was also due to reductions in workforce and noticeable reductions in advertising, communication and software maintenance costs. As a percentage of net sales, selling, general and administrative expenses increased to 26.9% in the second quarter of fiscal 2004, compared to 25.1% in second quarter of fiscal 2003, primarily because the rate of the decrease in net sales exceeded the rate of the decrease in selling, general and administrative expenses. We expect our selling, general and administrative expenses will continue to increase in the third quarter of fiscal 2004 as a result of the acquisition of Plessey Broadband Wireless operations in South Africa.

Selling, general and administrative expenses in the first half of fiscal 2004 decreased to $16.9 million compared to $27.8 million in the first half of fiscal 2003. This decrease was primarily due to the reasons mentioned above. In addition, selling, general and administrative expenses decreased by $3.5 million due to a reduction in reserves in connection with a settlement of a legal claim that was reserved in periods prior to fiscal 2004. As a percentage of net sales, selling, general and administrative expenses decreased to 23.2% in the first half of fiscal 2004, compared to 27.4% in the first half of fiscal 2003.

Restructuring Charges

We did not record any restructuring charges in the first half of fiscal 2004.

In fiscal 2003, we entered into an agreement for outsourcing our San Jose, California manufacturing operations to Microelectronics Technology Inc. (“MTI”), our manufacturing partner in Taiwan. As a result of changes associated with this agreement, as well as other

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

reductions in workforce and consolidation of additional excess facilities, we recorded restructuring charges of $28.2 million in fiscal 2003. These restructuring charges consisted of $3.8 million for employee severance and benefits, $19.0 million for vacated building lease obligations, $0.6 million for legal costs, $3.3 million for transition costs related to outsourcing of our manufacturing operations as mentioned above and $4.0 million as a write off of manufacturing equipment in our San Jose, California location, related to the transfer of certain manufacturing operations to MTI. These restructuring costs were reduced by $2.5 million, which represented the amount reimbursable from MTI for the costs relating to the transfer of certain of our manufacturing assets to MTI. The severance and benefit charges of $3.8 million taken in fiscal 2003 were for a reduction in workforce of 176 employees, with reductions primarily affecting the manufacturing operations area due to the outsourcing of our San Jose, California manufacturing operations. As of June 30, 2003 all affected employees had been terminated.

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

The following table summarizes the balance of the restructuring accrual as of September 30, 2003 and the type and amount of restructuring costs utilized during the first half of fiscal 2004 (in millions):

	Severance and	Facilities
	Benefits	and Other	Total

Balance as of April 1, 2003	$1.5	$22.7	$24.2
Provision	—	—	—
Cash payments	(1.1)	(2.3)	(3.4)

Balance as of September 30, 2003	$0.4	$20.4	$20.8

Current portion	$0.4	$4.7	$5.1
Long-term portion	$—	$15.7	$15.7

The remaining accrual balance of $20.8 as of September 30, 2003 is expected to be paid out in cash. We expect $2.8 million of the remaining accrual balance ($0.4 million of severance and benefits, $0.2 million of legal costs and $2.2 million of vacated building lease obligations) to be paid out in fiscal 2004 and vacated building lease obligations of $18.0 million to be paid out during fiscal 2005 through fiscal 2012.

Other Income (Expense)

Interest income was $0.3 million in the second quarter of fiscal 2004 compared to $0.5 million in the second quarter of fiscal 2003. The decrease was primarily due to lower interest rates and lower interest bearing funds in the second quarter of fiscal 2004 as compared to the second quarter of fiscal 2003. Other expense was $0.1 million in the second quarter of fiscal 2004 compared to $0.6 million in the second quarter of fiscal 2003. The decrease was primarily due to a decrease in foreign exchange losses and fees for discounting letters of credit.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the first half of fiscal 2004, interest income decreased to $0.5 million from $0.9 million in the first half of fiscal 2003 primarily due to lower interest rates in the first half of fiscal 2004 compared to the first half of fiscal 2003. Other expense was $0.3 million in the first half of fiscal 2004 compared to $1.1 million in the first half of fiscal 2003. The decrease was primarily due to a decrease in foreign exchange losses and fees for discounting letters of credit.

Write down of investments and other assets

During the second quarter of fiscal 2003, we recorded a $0.2 million as an impairment loss on our equity investments in marketable securities. During the second quarter of fiscal 2004, we did not record any impairment losses. We determined that the recorded value for these certain investments exceeded their fair value and that these losses were other than temporary in nature.

During the first half of fiscal 2003, we recorded a $0.4 million as impairment loss on our equity investments in marketable securities. We determined that the carrying value for these certain investments exceeded their fair value and that these losses were other than temporary in nature. No impairment loss was recorded during the first half of fiscal 2004.

Provision for Income Taxes

In the first half of fiscal 2004 and the first half of fiscal 2003, we provided for income taxes to cover foreign subsidiaries that have generated taxable income, while recording no provision or benefit from U.S. operations due to the net loss for the period.

Liquidity And Capital Resources

Net cash used for operating activities in the first half of fiscal 2004 was $11.3 million, compared to net cash used of $0.6 million in the first half of fiscal 2003. The amount used in operating activities was due to net losses, as adjusted to exclude non-cash charges and benefits and changes in working capital requirements, including significant decreases in accrued liabilities and long term liabilities.

Accrued liabilities decreased by $12.8 million primarily due to payment of $2.1 million to the bankruptcy trustee of one of our former CLEC customers, reduction of our accrual by $3.5 million and payment of restructuring costs which were accrued prior to fiscal 2004. The payment of $2.1 million to the bankruptcy trustee was for settlement of a legal claim made by a former CLEC customer. The reduction of our accrued liabilities by $3.5 million was due to the favorable settlement of a legal claim which was reserved in periods prior to fiscal 2004. Long term liabilities decreased primarily due to payment of restructuring costs which were accrued in periods prior to fiscal 2004. Accounts receivable decreased by $2.8 million in the first half of fiscal 2004 as compared to an increase of $4.4 million in the first half of fiscal 2003. Accounts receivable decreased primarily because of lower volume of sales.

Purchases of property and equipment were $4.6 million in the first half of fiscal 2004 compared to $2.8 million in the first half of fiscal 2003. The increase in capital expenditures was primarily due to the purchase of test equipment for our new product Eclipse and also due to the purchase of equipment to provide support to the existing customers of our discontinued Spectrum product line. We were required to make this one time bulk purchase of equipment for our Spectrum

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

product line because our suppliers notified us that they will not continue manufacturing this equipment as it is not profitable for them to do so.

Proceeds from the sale of common stock were derived from the exercise of employee stock options and the employee stock purchase plan.

At September 30, 2003, our principal sources of liquidity consisted of $ 75.0 million in cash and cash equivalents and short-term investments. In addition to our cash balances, we have a $22.5 million line of credit with a major bank. We plan to grant extended terms of credit to our customers in the near future in order to position ourselves in certain markets and to promote opportunities for our new Eclipse product line. This may negatively impact our cash balances and we may have to utilize the credit facility in the remaining quarters of fiscal 2004 in order to meet our working capital requirements. We are also considering raising additional cash through debt or equity offerings. Our cash requirements for fiscal 2004 are primarily to fund operations, research and development, capital expenditures, acquisitions and restructuring activities.

Commercial commitments

Through several financial institutions, we have issued $5.5 million of letters of credit to various customers for bid and performance bonds. In connection with the issuance of these letters of credit, we have restricted $0.2 million of cash as collateral to meet these specific obligations. These letters of credit generally expire within one year.

Contractual obligations

The following table provides information related to our contractual obligations:

	Payments due (in thousands):
	Years ending March 31,
						2009 &	Total
	2004	2005	2006	2007	2008	beyond	Obligations

Operating leases (a)	$3,335	$5,802	$5,762	$5,781	$5,970	$19,313	$45,963
Unconditional purchase obligations	$30,800	—	—	—	—	—	$30,800

(a)	Contractual cash obligations include $20.2 million of lease obligations that have been included in the restructuring accrual.

Restructuring payments

The accrued liability for restructuring payments of $20.8 million as of September 30, 2003, is expected to be paid out in cash. We expect $2.8 million of this accrual balance ($0.4 million of severance and benefits, $0.2 million of legal costs and $2.2 million of vacated building lease obligations) to be paid out in fiscal 2004 and vacated building lease obligations of $18.0 million to be paid out during fiscal 2005 through fiscal 2012.

Depending on the growth of our business, we may require additional financing which may not be available to us in the required time frame on commercially reasonable terms, if at all. However,

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

we believe that we have the financial resources needed to meet our business requirements for at least the next 12 months

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

The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio.

	Years Ended March 31

	(In thousands)

	2004	2005	2006

Cash equivalents and short-term investments (a)	41,855	13,248	5,553
Weighted average interest rate	1.14%	1.31%	1.29%

(a)  Does not include non interest bearing cash of $14.3 million.

The primary objective of our short-term investment activities is to preserve principal while maximizing yields, without significantly increasing risk. Our short-term investments are at fixed interest rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have been immaterial. The average days to maturity for investments held at September 30, 2003 was 150 days and these investments had an average yield of 1.22% per annum.

As of September 30, 2003, unrealized losses on investments were insignificant. Our investments have been recorded at fair value on our balance sheet. During the first half of fiscal 2003, we recorded a permanent impairment for certain equity investments of $0.4 million. No impairment of investments was recorded in the first half of fiscal 2004.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Exchange Rate Risk:

We routinely use forward foreign exchange contracts to hedge our net exposures, by currency, related to the monetary assets and liabilities of our operations denominated in non-functional currencies. In addition, we enter into forward foreign exchange contracts to establish with certainty the U.S. dollar amount of future firm commitments denominated in a foreign currency. The primary business objective of this hedging program is to minimize the gains and losses resulting from exchange rate changes. At September 30, 2003 we held forward contracts in the aggregate amount of $26.6 million primarily in Thai Baht and the euro. The amount of unrealized losses on these contracts at September 30, 2003 was $0.3 million. At September 30, 2002 we held forward contracts in the aggregate amount of $19.8 million primarily in British pounds and the euro. The amount of unrealized losses on these contracts at September 30, 2002 was immaterial.

Given our foreign exchange position, a change in the foreign exchange rates upon which these foreign exchange contracts are based would result in exchange gains and losses. In all material aspects, these exchange gains and losses would be offset by exchange gains and losses on the underlying net monetary exposures and firm commitments for which the contracts are designated as hedges. We do not expect material foreign exchange gains and losses from unhedged foreign currency exposures.

We do not enter into foreign currency transactions for trading or speculative purposes. We attempt to limit our exposure to credit risk by executing foreign contracts with high-quality financial institutions. A discussion of our accounting policies for derivative financial instruments is included in the notes to the condensed consolidated financial statements.

Subsequent Events

On October 3, 2003 we completed the acquisition the net assets of Plessey Broadband Wireless, a division of Tellumat (Pty) Ltd. (“Tellumat”) located in Cape Town, South Africa. We signed the agreement to acquire the assets of Plessey Broadband Wireless on September 11, 2003. With the acquisition of Plessey Broadband Wireless we obtained a license-exempt telecommunications product line. We believe that this product line will expand our market presence. As part of the purchase agreement, we paid $2.6 million in cash and issued 730,238 shares of our common stock to Tellumat valued at $3.0 million. On October 21, 2003 we filed a registration statement on Form S-3 under the Securities Act of 1933 with the Securities and Exchange Commission to register these 730,238 shares of our common stock issued to Tellumat.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors That May Affect Future Financial Results

          Numerous factors, including the risk factors discussed below, economic and competitive conditions, timing and volume of incoming orders, shipment volumes, product margins and foreign exchange rates, could cause actual results to differ materially from those described in our forward-looking statements, readers should carefully consider these factors set forth below and elsewhere in evaluating our forward-looking statements.

Competition could harm our ability to maintain or improve our position in the market and could decrease our revenues.

     The wireless interconnection and access business is a specialized segment of the wireless telecommunications industry and is extremely competitive. We expect that competition in this segment increase. Some of our competitors have more extensive engineering, manufacturing and marketing capabilities and significantly greater financial, technical, and personnel resources than we have. In addition, some of our competitors have greater name recognition, broader product lines, a larger installed base of products and longer-standing customer relationships. Our competitors include established companies, such as Alcatel, L.M. Ericsson, the Microwave Communications Division of Harris Corporation, NEC, Nera Telecommunications, Nokia, and Siemens AG, as well as a number of smaller companies and private companies in selected markets. Some of our competitors are also base station suppliers through whom we market and sell our products. One or more of our largest customers could internally develop the capability to manufacture products similar to those manufactured or outsourced by us and, as a result, their demand for our products and services may decrease.

     In addition, we compete for acquisition and expansion opportunities with many entities that have substantially greater resources than we have. Furthermore, any acquisition we contemplate and subsequently complete may encourage certain of our competitors to enter into additional business combinations, to accelerate product development, or to engage in aggressive price reductions or other competitive practices, resulting in even more powerful or aggressive competitors.

     We believe that our ability to compete successfully will depend on a number of factors both within and outside our control, including price, quality, availability, customer service and support, breadth of product line, product performance and features, rapid time-to-market delivery capabilities, reliability, timing of new product introductions by us, our customers and our competitors, the ability of our customers to obtain financing, uncertainty of regional socio- and geopolitical factors. We cannot give assurances that we will have the financial resources, technical expertise, or marketing, sales, distribution, customer service and support capabilities to compete successfully.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our average sales prices are declining.

          Currently, manufacturers of digital microwave telecommunications equipment are experiencing, and are likely to continue to experience, on-going price pressure. This price pressure has resulted in, and is expected to continue to result in, downward pricing pressure on our products. As a result, we have experienced, expect to continue to experience, declining average sales prices for our products. Our future profitability is dependent upon our ability to improve manufacturing efficiencies, reduce costs of materials used in our products, to continue to introduce new products and product enhancements. Our inability to respond to increased price competition will harm our business, financial condition and results of operations. Since our customers frequently negotiate supply arrangements far in advance of delivery dates, we must often commit to price reductions for our products before we are aware of how, or if, cost reductions can be obtained. As a result, current or future price reduction commitments could, any inability by us to respond to increased price competition would, harm our business, financial condition and results of operations.

If we do not successfully market our new product, Eclipse, our business would be harmed.

     In July 2003, we introduced our latest product, Eclipse. Eclipse is a wireless platform consisting of an Intelligent Node Unit. The platform utilizes a nodal architecture and combines multiplexing, routing and cross-connection functions with low to high capacity wireless transmission into a single system. To a large extent, our future profitability depends on the successful commercialization of Eclipse. We have only recently begun to market the Eclipse product and have not yet recorded any sales. Further, because Eclipse represents a new innovative solution for wireless carriers, we cannot give assurances that we will be able to successfully market this product. If Eclipse does not achieve broad market acceptance, we may not be able to recoup the significant amount of research and development expenses associated with the development and introduction of this product and our business could be negatively impacted. Should the introduction of Eclipse be unsuccessful, there would be a material adverse effect on our business, financial condition and results of operations.

Because a significant amount of our revenues comes from a few customers, the termination of any of these customer relationships may harm our business.

Sales of our products are concentrated in a small number of customers. Two customers accounted for approximately 14% and 12% of net sales for the first half of fiscal 2004, respectively. For the first half of fiscal 2003, one customer accounted for approximately 14% of net sales for that period. Two customers accounted for approximately 11% and 10% of net sales for fiscal 2003. The worldwide telecommunications industry is dominated by a small number of large corporations, and we expect that a significant portion of our future product sales will continue to be concentrated in a limited number of customers. In addition, our customers typically are not contractually obligated to purchase any quantity of products in any particular period, and product sales to major customers have varied widely from period to period. In addition, as a result of the ongoing global tightening of the capital markets for the telecommunications and mobile cellular projects, the demand for our products and services has decreased and may continue to decrease. The loss of any existing customer, a significant reduction in the level of sales to any existing customer, or our inability to gain additional customers could result in further declines in our

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

revenues. If these revenue declines occur, our business, financial condition, and results of operations would be harmed.

Due to the significant volume of our international sales, we are susceptible to a number of political, economic and geographic risks that could harm our business.

          We are highly dependent on sales to customers outside the United States. During fiscal 2002 and 2003, sales to international customers accounted for 92% and 95% of our net sales, respectively. In fiscal 2002 and 2003, sales to the Middle East/Africa region accounted for approximately 16% and 31% of our net sales, respectively. Sales to international customers in the first half of fiscal 2004 were 93% of our net sales for that period. Also, significant portions of our international sales are in lesser developed countries. We expect that international sales will continue to account for the majority of our net product sales for the foreseeable future. As a result, the occurrence of any international, political, economic or geographic event that adversely affects our business could result in significant revenue shortfalls. These revenue shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks and challenges of doing business internationally include:

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

If we fail to develop and maintain distribution relationships, our revenues may decrease.

     Although a majority of sales are through our direct sales force, we also market our products through independent agents and distributors. In addition, we generate sales through base station suppliers. These relationships enhance our ability to pursue the limited number of major contract awards each year and, in some cases, are intended to provide our customers with easier access to financing and to integrated systems providers with a variety of equipment and service capabilities. We may not be able to continue to maintain and develop additional relationships or, if additional relationships are developed, they may not be successful. Our inability to establish or maintain these distribution relationships could restrict our ability to market our products and thereby result in significant reductions in revenue. If these revenue reductions occur, our business, financial condition and results of operations would be harmed.

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Because of the extended severe economic downturn in the world economy and the telecommunications industry, the demand for our products and services may continue to decrease.

          Due to the continued downturn in the world economy, as well as the global tightening of the capital markets for telecommunications and mobile cellular projects, our business opportunities have decreased globally. To the extent that the economic downturn and the global tightening of the capital markets continue, the demand for our products and services may decrease further in certain countries and geographic regions. The continued decline in financial condition of CLECs, including those currently involved in bankruptcy proceedings, may also have a negative impact on our financial results. In the fourth quarter of fiscal 2003, we received demand letters from the bankruptcy estate trustees of former CLEC customers who had previously declared bankruptcy. The bankruptcy trustees for these companies are claiming that we received preference payments, as defined in the United States Bankruptcy Code, totaling $10.8 million. We recorded an amount of $7.5 million in the fourth quarter of fiscal year 2003 for these outstanding claims. In the first quarter of fiscal 2004, we reduced our accrual by $3.5 million because we reached a settlement on one of the claims. We intend to vigorously defend ourselves against any other claim. In the second quarter of fiscal 2004 we paid $2.1 million to bankruptcy court in settlement of one of these claims. We believe the balance of $1.9 million is appropriate for the settlement of the outstanding claims. Repayment in excess of the amounts reserved could have a negative impact on our results of operations.

          In addition, the terrorist attack of September 11, 2001, the subsequent military response by the United States, the aftermath of the U.S. war against Iraq, and the general socio- and geopolitical conditions in the Middle East, have negatively impacted, may continue to negatively impact, the economy in general. This could impact our current and future business in the Middle East and could result in our customers delaying or canceling the purchase of our products, which would have a significant negative impact on our revenues. But the redevelopment of these regions might provide us with an opportunity in subsequent periods.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidation within the telecommunications industry and among suppliers could decrease our revenues.

          The telecommunications industry has experienced significant consolidation among its participants, and we expect this trend to continue. Some operators in this industry have experienced financial difficulty and have filed, or may file, for bankruptcy protection. Other operators may merge and one or more of our competitors may supply products to such companies that have merged or will merge. This consolidation could result in purchasing decision delays by the merged companies and decreased opportunities for us to supply our products to the merged companies. We may also see consolidation among suppliers, which may further decrease our opportunity to market and sell our products.

Our success depends on new product introductions and acceptance.

     The market for our products is characterized by rapid technological change, evolving industry standards and frequent new product introductions. Our future success will depend, in part, on continuous, timely development and introduction of new products and enhancements that address evolving market requirements and are attractive to customers. We believe successful new product introductions provide a significant competitive advantage because customers make an investment of time in selecting and learning to use a new product, are reluctant to switch thereafter. We spend significant resources on internal research and development to support our effort to develop and introduce new products and enhancements. To the extent that we fail to introduce new and innovative products, we could fail to obtain an adequate return on these investments and could lose market share to our competitors, which would be difficult or impossible to regain. An inability, for technological or other reasons, to develop successfully and introduce new products quickly or on a cost-effective basis could reduce our growth rate or otherwise materially damage our business, financial condition and results of operations.

In the past we have experienced, and we are likely to experience in the future, delays in the development and introduction of products and enhancements. We cannot provide assurances that we will keep pace with the rapid rate of technological advances, or that our new products will adequately meet the requirements of the marketplace or achieve market acceptance before our competitors offer products with performance, features and quality similar to or better than our products. Our revenues and earnings may suffer if we invest in developing and marketing technologies and technology standards that do not function as expected, are not adopted in the industry or are not accepted in the market within the time frame we expect or at all.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our customers may not pay us in a timely manner, or at all, which would decrease our revenues.

Our business requires extensive credit risk management that may not be adequate to protect against customer nonpayment. Risks of nonpayment and nonperformance by customers are a major consideration in our business. Our accounts receivable balance is also concentrated among a few customers, increasing our credit risk. Two customers accounted for approximately 18% and 10% of the total accounts receivable balance at September 30, 2003, respectively. One customer accounted for approximately 21% of the total accounts receivable balance at September 30, 2002. We generally require no collateral, although sales to Asia, Africa and the Middle East are often paid through letters of credit. Our credit procedures and policies may not be adequate to fully eliminate customer credit risk.

The inability of our subcontractors to perform, or our key suppliers to manufacture and deliver materials, could cause our products to be produced in an untimely or unsatisfactory manner.

          Our manufacturing operations, which have been substantially subcontracted, are highly dependent upon the delivery of materials by outside suppliers in a timely manner. We have significant operations in San Jose California, the United Kingdom and New Zealand and outsourcing arrangements in Asia. Also, we depend in part upon subcontractors to assemble major components and subsystems used in our products in a timely and satisfactory manner. We do not generally enter into long-term or volume purchase agreements with any of our suppliers, and we cannot provide assurances that such materials, components and subsystems will be available to us at such time and in such quantities as we require, if at all. In addition, due to the rapid and increasingly severe economic downturn, our suppliers have experienced and are continuing to experience various financial difficulties, which may impact their ability to supply the materials, components and subsystems that we require. Our inability to develop alternative sources of supply quickly and on a cost-effective basis could materially impair our ability to manufacture and timely delivery of our products to our customers. We cannot give assurances that we will not experience material supply problems or component or subsystem delays in the future. Also, our subcontractors may not be able to maintain the quality of our products, which might result in a large number of product returns by customers and could harm our business, financial condition and results of operations.

Additional risks associated with the outsourcing of our manufacturing operations to Microelectronics Technology, Inc. in Taiwan could include, among other things: (i) political risks due to political issues between Taiwan and The People’s Republic of China, (ii) risk of natural disasters in Taiwan, such as earthquakes and typhoons, (iii) economic and regulatory developments and (iv) other events leading to the disruption of manufacturing operations.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The global tightening of capital markets for the telecommunications and mobile cellular projects may result in excess inventory, which we cannot sell or be required to sell at distressed prices, and may result in longer credit terms to our customers.

          Many of our current and potential customers require significant capital funding to finance their telecommunications and mobile cellular projects, which include the purchase of our products and services. Due to the ongoing tightening of capital markets worldwide, available funding for these projects has been and may continue to be unavailable to some customers and the purchase of our products and services maybe slowed or halted. This reduction in demand has resulted in excess inventories on hand, and could result in additional excess inventories in the future. If funding continues to be unavailable to our customers or their customers, we may be forced to take additional reserves for excess inventory. In addition, we may have to extend more and longer credit terms to our customers, which could negatively impact our cash and possibly result in higher bad debt expense. We cannot give assurances that we will be successful in matching our inventory purchases with anticipated shipment volumes. As a result, we may fail to control the amount of inventory on hand and may be forced to take unanticipated additional reserves. Such additional inventory reserves, if required, would decrease our profits.

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

          Future growth of our operations depends, in part, on our ability to introduce new products and develop enhancements to existing products to meet the emerging trends in our industry. We have pursued, and will continue to pursue, growth opportunities through internal development, minority investments and acquisitions of complementary businesses and technologies. For example, on October 3, 2003, we completed the acquisition of net assets of Plessey Broadband Wireless, a division of Tellumat (Pty) Ltd. Through this acquisition, we obtained a license-exempt telecommunications product line. We cannot provide assurances that we will be able to successfully integrate this product line or this division. We are unable to predict whether and when any other prospective acquisition candidate will become available or the likelihood that any other acquisition will be completed and successfully integrated. Once integrated, acquired businesses may not achieve comparable levels of revenues, profitability or productivity to our existing business or otherwise perform as expected. Also, acquisitions may involve difficulties in the retention of personnel, diversion of management’s attention, risks of our customers and the customers of acquired businesses deferring purchase decisions as they evaluate the impact of the acquisition, unexpected legal liabilities, tax and accounting issues. Our failure to manage growth effectively could harm our business, financial condition and results of operations.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The unpredictability of our quarter-to-quarter results may harm the trading price of our common stock.

          Our quarterly operating results may vary significantly in the future for a variety of reasons, many of which are outside of our control, any of which may harm our business. These factors include:

•	volume and timing of product orders received and delivered during the quarter;

•	our ability and the ability of our key suppliers to respond to changes made by customers in their orders;

•	timing of new product introductions by us or our competitors;

•	changes in the mix of products sold by us;

•	cost and availability of components and subsystems;

•	downward pricing pressure on our products;

•	adoption of new technologies and industry standards;

•	competitive factors, including pricing, availability and demand for competing products;

•	war and acts of terrorism;

•	ability of our customers to obtain financing to enable their purchase of our products;

•	fluctuations in foreign currency exchange rates;

•	regulatory developments;

•	general economic conditions worldwide; and

•	claims or litigation related to the continuing decline in financial conditions of CLECs including but not limited to those CLECs currently involved in bankruptcy proceedings.

          Our quarterly results are difficult to predict and delays in product delivery or closing of a sale can cause revenues and net income to fluctuate significantly from anticipated levels. In addition, we may increase spending in response to competition or in pursuit of new market opportunities. Accordingly, we cannot provide assurances that we will be able to sustain profitability in the future, particularly on a quarter-to-quarter basis.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Because of intense competition for highly skilled candidates, we may not be able to recruit and retain qualified personnel.

          Due to the specialized nature of our business, our future performance is highly dependent upon the continued services of our key engineering personnel and executive officers, including Charles D. Kissner, who currently serves as our Chairman of the Board and Chief Executive Officer. The loss of any key personnel could harm our business. Our prospects depend upon our ability to attract and retain qualified engineering, manufacturing, marketing, sales and management personnel for our operations. Competition for personnel is intense and we may not be successful in attracting or retaining qualified personnel. The failure of any key employee to perform in his or her current position or our inability to attract and retain qualified personnel could harm our business and deter our ability to expand.

If we are unable to protect our intellectual property rights adequately, we may be deprived of legal recourse against those who misappropriate our intellectual property.

          Our ability to compete will depend, in part, on our ability to obtain and enforce intellectual property protection for our technology in the United States and internationally. We currently rely upon a combination of trade secrets, trademarks, patents and contractual rights to protect our intellectual property. In addition, we enter into confidentiality and invention assignment agreements with our employees, and enter into non-disclosure agreements with our suppliers and appropriate customers so as to limit access to and disclosure of our proprietary information. We cannot give assurances that any steps taken by us will be adequate to deter misappropriation or impede independent third party development of similar technologies. In the event that such intellectual property arrangements are insufficient, our business, financial condition and results of operations could be harmed. We have significant operations in the United Kingdom and New Zealand, and outsourcing arrangements in Asia. We cannot provide assurances that the protection provided to our intellectual property by the laws and courts of foreign nations will be substantially similar to the protection and remedies available under United States law. Furthermore, we cannot provide assurances that third parties will not assert infringement claims against us based on foreign intellectual property rights and laws that are different from those established in the United States.

Defending against intellectual property infringement claims could be expensive and could disrupt our business.

          The wireless telecommunications industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in often protracted and expensive litigation. We may in the future be notified that we are infringing upon certain patent or other intellectual property rights of others. Such litigation or claims could result in substantial costs and diversion of resources. In the event of an adverse result of any such litigation, we could be required to pay substantial damages, cease the licensing of allegedly infringing technology or the sale of allegedly infringing products and expend significant resources to develop non-infringing technology or to obtain licenses for the infringing technology. We cannot give assurances that we would be successful in developing such non-infringing technology or that any license for the infringing technology would be available to us on commercially reasonable terms, if at all.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

          In addition, we are affected by the allocation and auction of the radio frequency spectrum by governmental authorities both in the United States and internationally. Such governmental authorities may not allocate sufficient radio frequency spectrum for use by our products or we may not be successful in obtaining regulatory approval for our products from these authorities. Historically, in many developed countries, the unavailability of frequency spectrum has inhibited the growth of wireless telecommunications networks. In addition, to operate in a jurisdiction, we must obtain regulatory approval for our products. Each jurisdiction in which we market our products has its own regulations governing radio communications. Products that support emerging wireless telecommunications services can be marketed in a jurisdiction only if permitted by suitable frequency allocations, auctions and regulations, the process of establishing new regulations is complex and lengthy. If we are unable to obtain sufficient allocation of radio frequency spectrum by the appropriate governmental authority or obtain the proper regulatory approval for our products, our business, financial condition and results of operations may be harmed.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of our market risks see “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk.”

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

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

We are currently a named defendant in a preference claim matter pursuant to the U.S. Bankruptcy Code. We believe that we have made the appropriate reserve to account for this contingency in the previous fiscal quarter. We are vigorously defending this matter but, as with any litigation, we make no representation or prediction with respect to the outcome of the litigation. In addition, we are subject to legal proceedings and claims that arise in the normal course of our business.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  We held our annual meeting of stockholders on July 15, 2003.

(b)  The following directors were elected at the meeting, by the following votes:

Nominee	In favor	Withheld

Richard C. Alberding	37,426,654	38,128,390
John W. Combs	68,989,000	6,566,044
William A. Hasler	71,492,124	4,062,920
Charles D. Kissner	71,440,242	4,114,802
James D. Meindl	69,756,282	5,798,762
V. Frank Mendicino	69,769,028	5,786,016
Edward F. Thompson	71,499,176	4,055,868

(c)  At the annual meeting, the following other matter was voted upon:

The proposal to approve amendments to the Stratex Networks, Inc. 2002 Stock Incentive Plan, DMC Stratex Networks, Inc. 1999 Stock Incentive Plan, and Digital Microwave Corporation 1994 Stock Incentive Plan was approved by the following votes:

For	Against	Abstain	Broker Non-Vote

51,293,207	24,190,869	70,868	—

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

For a list of exhibits to this Quarterly Report on Form 10-Q, see the exhibit index located on page 46.

(b)	Reports on Form 8-K

On July 03, 2003, we furnished a current report on Form 8-K regarding a press release announcing our preliminary revenue and earnings expectations for the first quarter of fiscal year 2004, which ended on June 30, 2003.

On July 23, 2003, we furnished a current report on Form 8-K regarding a press release announcing our financial results for the first quarter of fiscal year 2004, which ended on June 30, 2003.

On September 12, 2003 we filed a current report on form 8-K regarding a press release announcing the proposed acquisition of Plessey Broadband Wireless, a division of Tellumat (Pty) Ltd.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEX NETWORKS, INC.

Date:	November 13, 2003	By /s/ Carl A. Thomsen
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