Form 10-Q
period 2003-12-31
STRATEX NETWORKS INC
filed 2004-02-13
CIK 812703

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Yes ☒ No ☐

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐.

The number of outstanding shares of the Registrant’s common stock, par value $.01 per share, was 84,011,262 on February 5, 2004.

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

STRATEX NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share amounts)

(Unaudited)

	December 31, 2003	March 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$12,527	$34,036
Short-term investments	42,719	56,146
Accounts receivable, net	35,193	31,072
Inventories	27,324	20,307
Other current assets	10,402	14,032

Total current assets	128,165	155,593
Property and equipment, net	30,230	28,836
Intangible assets, net	2,007	—
Other assets	1,499	356

Total assets	$161,901	$184,785

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,354	$23,095
Accrued liabilities	22,136	29,745

Total current liabilities	48,490	52,840
Restructuring and other long – term liabilities	16,207	19,145

Total liabilities	64,697	71,985
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value; 150,000,000 shares authorized; 83,862,802 shares outstanding	839	827
Additional paid-in-capital	461,034	457,147
Accumulated deficit	(350,989)	(330,711)
Accumulated other comprehensive loss	(13,680)	(14,463)

Total stockholders’ equity	97,204	112,800

Total liabilities and stockholders’ equity	$161,901	$184,785

See accompanying Notes to Condensed Consolidated Financial Statements.

STRATEX NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Net sales	$40,250	$49,265	$113,099	$151,144
Cost of sales	34,151	35,411	92,591	114,006

Gross profit	6,099	13,854	20,508	37,138

Operating Expenses
Research and development	4,396	3,351	12,264	10,433
Selling, general and administrative	10,873	12,418	27,768	40,194
Restructuring charges	—	13,189	—	27,362
Amortization of intangible assets	407	—	407	—

Total operating expenses	15,676	28,958	40,439	77,989

Operating loss	(9,577)	(15,104)	(19,931)	(40,851)
Other income (expense):
Interest income	175	480	706	1,364
Other income (expense), net	(371)	(1,124)	(713)	(2,204)
Write down of investments and other assets	—	(20)	—	(412)

Loss before provision for income taxes	(9,773)	(15,768)	(19,938)	(42,103)
Provision for income taxes	128	396	340	1,339

Net loss	$(9,901)	$(16,164)	$(20,278)	$(43,442)

Basic and diluted loss per share	$(0.12)	$(0.20)	$(0.24)	$(0.53)

Basic and diluted weighted average shares outstanding	83,801	82,615	83,151	82,496

See accompanying Notes to Condensed Consolidated Financial Statements.

STRATEX NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(20,278)	$(43,442)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation expense	6,699	8,402
Amortization of intangible assets	407	—
Provision for uncollectible accounts	—	98
Provision for warranty reserves	5,269	7,650
Provision for inventory reserves	—	(1,745)
Non-cash restructuring expenses	—	3,965
Write down of investments and other assets	—	412
Changes in assets and liabilities
Accounts receivable	(4,086)	8,952
Inventories	(2,863)	12,584
Other assets	2,477	385
Accounts payable	2,209	(2,248)
Income tax payable	374	664
Other accrued liabilities	(13,357)	(2,458)
Long term liabilities	(2,939)	13,097

Net cash provided by (used for) operating activities	(26,088)	6,316

Cash flows from investing activities:
Purchase of short-term investments	(195,238)	(239,677)
Proceeds from sale of short term investments	208,661	226,532
Purchase of net assets of Plessey Broadband Wireless, a division of Tellumat (Pty) Ltd.	(2,578)	—
Purchase of property and equipment	(7,444)	(3,372)

Net cash provided by (used for) investing activities	3,401	(16,517)

Cash flows from financing activities:
Proceeds from sales of common stock	899	862

Effect of exchange rate changes on cash	279	856

Net decrease in cash and cash equivalents	(21,509)	(8,483)
Cash and cash equivalents at beginning of period	34,036	35,888

Cash and cash equivalents at end of period	$12,527	$27,405

SUPPLEMENTAL DATA:
Interest paid	$103	$538
Income taxes paid	$237	$721

STRATEX NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended December 31,
	2003	2002
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Non-cash purchase consideration for the acquisition of Plessey Broadband Wireless, a division of Tellumat (Pty) Ltd. through the issuance of common stock	$3,000,0000	$—

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

As of December 31, 2003, the Company had $5.7 million in standby letters of credit outstanding with several financial institutions to support bid and performance bonds issued to various customers. In connection with the issuance of these letters of credit, as of December 31, 2003, the Company has restricted $0.2 million of cash, which is included in cash and cash equivalents in the accompanying consolidated balance sheet, as collateral for these specific obligations, which generally expire within one year.

SHORT- TERM INVESTMENTS

The Company invests its excess cash in high-quality and easily marketable instruments. All the marketable securities are classified as “available-for-sale” in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). All investments are reported at fair market value with the related unrealized holding gains and losses reported as a component of accumulated other comprehensive loss. Unrealized holding losses on the portfolio as of December 31, 2003 were insignificant. At December 31, 2003, the available-for-sale securities had remaining contractual maturities ranging from 1 day to 500 days, with a weighted average remaining maturity of 97 days.

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market, where cost includes material, labor and manufacturing overhead. Inventories consist of (in thousands):

	December 31, 2003	March 31, 2003
Raw materials	$18,367	$13,100
Work in process	2,728	4,267
Finished goods	6,229	2,940

	$27,324	$20,307

There was no benefit recorded in the third quarter of fiscal 2004 from the sale of excess inventories. In the first nine months of fiscal 2004, the Company realized a $0.5 million benefit due to the sale of excess inventory, which had been fully reserved. In the first nine months of fiscal 2003, the Company realized a $2.1 million benefit due to the sale of inventory that had been fully reserved, due primarily to excess inventories not expected to be sold.

OTHER CURRENT ASSETS

Other current assets include the following (in thousands):

	December 31, 2003	March 31, 2003
Receivables from suppliers	$1,394	$5,722
Non-trade receivables	869	2,370
Prepaid expenses	3,933	2,436
Prepaid insurance	952	737
Tax refund	932	787
Deferred taxes	2,060	1,743
Other	262	237

	$10,402	$14,032

Non-trade receivables as of March 31, 2003 included $1.6 million due from Microelectronics Technology, Inc. (MTI) in connection with the sale of certain of Company’s manufacturing assets to MTI related to an outsourcing agreement executed in June 2002. This non-trade receivable of $1.6 million was fully paid by MTI by September 30, 2003.

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

OTHER ASSETS

Included in other assets as of December 31, 2003 are long-term deposits of $0.4 million for premises leased by the Company and a $1.1 million for long-term accounts receivable. The long-term accounts receivable is due to the extended terms of credit granted by the Company to some of its customers in order to position itself favorably in certain markets.

As of March 31, 2003, other assets included long-term deposits for premises leased by the Company.

ACCRUED LIABILITIES

Accrued liabilities include the following (in thousands):

	December 31, 2003	March 31, 2003
Customer deposits	$1,425	$1,100
Accrued payroll and benefits	2,572	1,782
Accrued commissions	1,938	1,959
Accrued warranty	4,319	4,219
Accrued restructuring	4,809	6,346
Accrual for contingent liabilities	1,866	7,500
Other	5,207	6,839

	$22,136	$29,745

Accrual for contingent liabilities was $1.9 million at December 31, 2003 as compared to $7.5 million at March 31, 2003. The $7.5 million accrual at March 31, 2003 was for claims made by trustees for unsecured creditors in the bankruptcy proceedings of the Company’s prior competitive local exchange carrier (“CLEC”) customers. During the first quarter of fiscal 2004 the Company reduced this accrual by $3.5 million due to the settlement of one of the above mentioned claims. This reduction of accrual was credited to selling, general and administrative expenses on the income statement. During the second quarter of fiscal 2004 the Company paid $2.1 million for the settlement of one of these claims.

Short-term accrued restructuring was $4.8 million as of December 31, 2003 compared to $6.3 million as of March 31, 2003. (See Note 7 “Restructuring Charges”).

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the activity in OCI, with regard to the changes in fair value of derivative instruments, for the first nine months of fiscal 2004 (in thousands):

Nine Months Ended December 31, 2003 Gains/(Losses)
Beginning balance as of April 1, 2003	$(56)
Net changes	231
Reclassifications to revenue	(334)
Reclassifications to cost of sales	(5)

Ending balance as of December 31, 2003	$(164)

An insignificant amount of loss was recognized in other income and expense in the first nine months of fiscal 2004 related to the exclusion of time value from effectiveness testing and ineffectiveness resulting from forecasted transactions that did not occur. In the first nine months of fiscal 2003, a gain of $0.1 million was recognized in other income and expense related to the exclusion of time value from effectiveness testing and ineffectiveness resulting from forecasted transactions that did not occur.

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

Accounts receivable concentrated with certain customers primarily in the telecommunications industry and in certain geographic locations may subject the Company to concentration of credit risk. One customer accounted for approximately 16% of net sales for the third quarter of fiscal 2004. For the first nine months of fiscal 2004, one customer accounted for 15% of net sales. One customer accounted for approximately 12% of net sales for the third quarter of fiscal 2003. For the first nine months of fiscal 2003, one customer accounted for 12% of net sales. Three customers accounted for approximately 28%, 13% and 11% of the total accounts receivable balance at December 31, 2003, respectively. No other customer accounted for more than 10% of the total accounts receivable balance at December 31, 2003. One customer accounted for approximately 14% of the total accounts receivable balance at March 31, 2003.

In the third quarter of fiscal 2004, the Company also granted extended terms of credit to some of its customers. See “Other Assets” footnote.

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company actively markets and sells products in Africa, Asia, Europe, the Middle East and the Americas. The Company performs ongoing credit evaluations of its customers’ financial conditions and generally requires no collateral, although sales to Asia, Eastern Europe and the Middle East are primarily paid through letters of credit.

REVENUE RECOGNITION

The Company recognizes revenue pursuant to Staff Accounting Bulletin No. 101 (SAB 101) “Revenue Recognition in Financial Statements” as amended by Staff Accounting Bulletin No. 104 (SAB 104) “Revenue Recognition, corrected copy”. Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that the arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured.

In accordance with SAB 101, revenues from product sales are generally recognized when title and risk of loss pass to the customer, except when product sales are combined with significant post-shipment installation services. Under this exception, revenue is deferred until such services have been performed. Installation service revenue is recognized when the related services are performed.

At the time revenue is recognized, the Company establishes an accrual for estimated warranty expenses associated with its sales, recorded as a component of cost of revenue. The Company’s standard warranty is generally for a period of 27 months from the date of sale if the customer uses the Company or its approved installers to install the products, otherwise it is 15 months from the date of sale. The Company’s warranty accrual represents the Company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Warranty accrual is made based on forecasted returns and average cost of repair. Forecasted returns are based on the trend of historical returns. While the Company believes that its warranty accrual is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what will actually transpire in the future.

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

STOCK-BASED COMPENSATION

The Company accounts for its employee stock option plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense is recognized for employee stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at date of grant. If the exercise price is less than the market value at the date of grant, the difference is recognized as deferred compensation expense, which is amortized over the vesting period of the options.

In accordance with the disclosure requirements of SFAS No. 123, as amended by SFAS No.148, if the Company had elected to recognize compensation cost based on the fair market value of the options granted at grant date as prescribed, loss per share would have been reduced to the pro forma amounts indicated in the table below.

	Three months ended December 31,		Nine months ended December 31,
	2003	2002	2003	2002
	(in thousands, except per share amounts)
Net loss – as reported	$(9,901)	$(16,164)	$(20,278)	$(43,442)
Less: Stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(1,929)	(3,161)	(6,861)	(10,379)

Net loss – pro forma	$(11,830)	$(19,325)	$(27,139)	$(53,821)

Basic and diluted loss per share – as reported	$(0.12)	$(0.20)	$(0.24)	$(0.53)
Basic and diluted loss per share – pro forma	(0.14)	(0.23)	(0.33)	(0.65)

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For purposes of pro forma disclosure under SFAS No. 123, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting period, using the multiple option method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended December 31,		Nine months ended December 31,
	2003	2002	2003	2002
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected stock volatility	95.8%	96.3%	95.8%	96.3%
Risk-free interest rate	3.25%	3.51%	2.94%	3.51%
Expected life of options from vest date	1.68	1.70	1.68	1.70
Forfeiture rate	Actual	Actual	Actual	Actual

The weighted average fair value of stock options granted during the quarters ended December 31, 2003 and December 31, 2002 was $3.09 and $1.41, respectively.

COMPREHENSIVE INCOME

The following table reconciles net loss to comprehensive loss (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Net loss	$(9,901)	$(16,164)	$(20,278)	$(43,442)
Other comprehensive income (loss):
Unrealized currency translation gain (loss)	(112)	(600)	787	(4,232)
Unrealized holding gain (loss) on investments	(46)	38	(4)	224

Comprehensive loss	$(10,059)	$(16,726)	$(19,495)	$(47,450)

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”). SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Although SFAS 148 does not require the use of the fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition. SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board (APB) No. 28, “Interim Financial Reporting” (“APB 28”), to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148’s amendment of the transition and annual disclosure requirements is effective for fiscal years ending after December 15, 2002. The amendment of disclosure requirements of APB 28 is effective for interim periods beginning after December 15, 2002. The Company does not plan to adopt the fair value based method of accounting for stock-based employee compensation. As a result, adoption of SFAS 148 will only require expanded disclosure to include the effect of stock-based compensation in the Company’s interim reporting.

In December 2002, the Emerging Issues Task Force (EITF) issued EITF 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables. In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. EITF 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This EITF Issue does not change otherwise applicable revenue recognition criteria. This EITF Issue is applicable for the Company after June 2003. The adoption of EITF 00-21 did not have an impact on revenue recognition of sales transactions.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or as an asset in some circumstances). Many of those instruments were previously classified as equity. Such instruments include mandatory

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

redeemable preferred and common stock, and certain options and warrants. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB issued FASB Staff Position (“FSP”) No. 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under SFAS No. 150, which defers the effective date for various provisions of SFAS No. 150. The adoption of SFAS 150 did not have a material impact on the Company’s operating results or financial condition.

On December 17, 2003, the Securities Exchange Commission (“SEC”) issued new Staff Accounting Bulletin SAB 104, “Revenue Recognition, corrected copy” (“SAB 104”) which replaces Staff Accounting Bulletin SAB 101, “Revenue Recognition” (“SAB 101”). SAB 104 integrates the set of Frequently Asked Questions, and recognizes the role of Emerging Issues Task Force (EITF) Consensus on EITF 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). SAB 104 provides guidance on how companies have to coordinate revenue recognition guidance from SEC and EITF 00-21. As explained above, EITF 00-21 contains criteria to determine when to treat the elements of sales arrangements with more than one deliverable as “separate units of accounting”. Per SAB 104, if the deliverables in a sales arrangement constitute separate units of accounting according to EITF 00-21’s separation criteria, the revenue recognition policy must be determined for each identified unit. If the arrangement is a single unit of accounting under the separation criteria, the revenue recognition policy must be determined for the entire arrangement. SAB 104 had no material impact on the future operating results and financial condition of the Company.

The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” in January 2003, and a revised interpretation of FIN 46 (“FIN 46-R”) in December 2003. FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, the Company has not invested in any entities it believes are variable interest entities for which the Company is the primary beneficiary. For all arrangements entered into after January 31, 2003, the Company is required to continue to apply FIN 46 through March 15, 2004. The Company is required to adopt the provisions of FIN 46-R after March 15, 2004. The Company does not expect the adoption of FIN 46-R to have an impact on the financial position, results of operations or cash flows of the Company.

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2. ACQUISITION

On October 3, 2003 the Company completed the acquisition of the net assets of Plessey Broadband Wireless, a division of Tellumat (Pty) Ltd. (“Tellumat”) located in Cape Town, South Africa. The Company signed the purchase agreement to acquire the net assets of Plessey Broadband Wireless on September 11, 2003. With the acquisition of these net assets, the Company has obtained a license-exempt telecommunications product line. The Company believes that this product line compliments its existing licensed product lines and will expand its market presence in the license-exempt market. As part of the purchase agreement the Company paid $2.6 million in cash and issued 730,238 shares of its common stock to Tellumat which shares were valued at $3.0 million. The Company’s consolidated financial statements include the operating results of Plessey Broadband Wireless from the date of acquisition. The acquisition has been accounted for under the purchase method of accounting. In connection with the acquisition, the Company incurred acquisition costs of approximately $0.1 million.

A preliminary valuation of the intangible assets related to the acquisition was completed by the management in the third quarter of fiscal 2004. A summary of the allocation of purchase price is as follows (in thousands):

Current assets	$4,160
Property and equipment	254
Intangible assets	2,414

Total assets acquired	6,828
Current liabilities	(1,250)

Net assets acquired	$5,578

The $2.4 million of intangible assets acquired has preliminarily been assigned to intellectual property and is estimated to have a useful life of 18 months.

Proforma results of operations, to reflect the acquisition as if it had occurred on the first date of all periods presented, would not be significantly different than the Company’s results of operations as stated.

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3. ACQUIRED INTANGIBLE ASSETS

The following table summarizes the gross and net balance of the intangible assets as of December 31, 2003 (in thousands):

	As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intellectual Property	$2,414	$(407)	$2,007

Aggregate Amortization expense (in thousands):

For the quarter ended December 31, 2003	$407

Estimated Amortization Expense (in thousands):

For the year ended March 31, 2004	$804
For the year ended March 31, 2005	$1,610

NOTE 4. PRODUCT WARRANTY LIABILITY

Product warranty liability included the following (in thousands):

	Nine Months Ended December 31, 2003	Twelve Months Ended March 31, 2003
Beginning balance	$4,219	$4,674
Payments	(5,169)	(10,123)
Increase in liability (warranties issued during the period)	5,269	9,668

Ending balance	$4,319	$4,219

NOTE 5. BANK LINE OF CREDIT

The Company has a $22.5 million revolving credit facility with a commercial bank. The credit facility has an interest rate of either the bank’s prime rate, which was 4% at December 31, 2003, or LIBOR plus 2%. The Company had no amounts borrowed under this facility as of December 31, 2003. This facility expired in January 2004 and was replaced with a new facility with the same bank. See Note 9 (“Subsequent Events”) for further details of the new facility.

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6. LITIGATION AND CONTINGENCIES

The Company is subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, these proceedings should not have a material adverse effect on the business, financial position, and results of operations of the Company. See Note 1 “Accrued Liabilities” for the accruals made by the Company for contingent liabilities.

NOTE 7. RESTRUCTURING CHARGES

The Company did not record any restructuring charges in the first nine months of fiscal 2004.

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

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the balance of the restructuring accrual as of December 31, 2003 and the type and amount of restructuring costs utilized during the first nine months of fiscal 2004 (in millions):

	Severance and Benefits	Facilities and Other	Total
Balance as of April 1, 2003	$1.5	$22.7	$24.2
Provision	—	—	—
Cash payments	(1.2)	(3.5)	(4.7)

Balance as of December 31, 2003	$0.3	$19.2	$19.5

Current portion	$0.3	$4.4	$4.7
Long-term portion	$—	$14.8	$14.8

The remaining accrual balance of $19.5 as of December 31, 2003 is expected to be paid out in cash. The Company expects $1.5 million of the remaining accrual balance ($0.3 million of severance and benefits, $0.2 million of legal costs and $1.0 million of vacated building lease obligations) to be paid out in fiscal 2004 and vacated building lease obligations of $18.0 million to be paid out during fiscal 2005 through fiscal 2012.

NOTE 8. OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about products, geographic information, and major customers. Operating segment information for the third quarter of fiscal 2004 and 2003 and the first nine months of fiscal 2004 and fiscal 2003 are presented in accordance with SFAS 131.

The Company is organized into two operating segments: Products and Services. The Chief Executive Officer (“CEO”) has been identified as the Chief Operating Decision-Maker as defined by SFAS 131. Resources are allocated to each of these operating segments using information on their revenues and operating profits before interest and taxes.

The Products operating segment includes the XP4™, Altium®, DXR® and Spectrum™ II digital microwave systems for digital transmission markets. The Company announced a new wireless platform consisting of an Intelligent Node Unit called Eclipse™ (“Eclipse”) in August 2003 and expects to record customer revenue for this product by the end of fiscal 2004. The Company designs and develops the above products in Wellington, New Zealand and San Jose, California. Prior to June 30, 2002, the Company manufactured the XP4 and Altium family of digital microwave radio products in San Jose, California. In June 2002, the Company entered into an agreement with MTI, a Taiwanese company for outsourcing of the Company’s XP4 and Altium products manufacturing operations. The Company manages the manufacturing of the DXR product family from Wellington, New Zealand, where most manufacturing takes place, except for a portion of the DXR product family that is outsourced. The Services operating segment includes, but is not limited to, installation, repair, spare parts, network design, path surveys,

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

integration, and other revenues. The Company maintains regional service centers in Lanarkshire, Scotland and Clark Field, Pampanga, Philippines.

The Company does not identify or allocate assets or depreciation by operating segment, nor does the CEO evaluate these groups on these criteria. Total depreciation expense of $6.7 million and $8.4 million for the first nine months of fiscal 2004 and 2003, respectively, has been included in the product operating segment. Operating segments generally do not sell products to each other, and accordingly, there are no significant inter-segment revenues to be reported. The Company does not allocate interest and taxes to operating segments. The accounting policies for each reporting segment are the same.

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table sets forth net revenues and operating loss by operating segment (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Products:
Revenues	$32,696	$41,781	$91,478	$128,619
Operating loss	(11,491)	(16,861)	(24,747)	(45,997)
Services:
Revenues	7,554	7,484	21,621	22,525
Operating income	1,914	1,757	4,816	5,146
Total:
Revenues	$40,250	$49,265	$113,099	$151,144
Operating loss	(9,577)	(15,104)	(19,931)	(40,851)

The following table sets forth net revenues from unaffiliated customers by product (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
XP4	$16,017	$17,655	$38,439	$60,219
ALTIUM	10,097	13,555	32,385	33,096
DXR	4,649	9,968	15,437	31,750
SPECTRUM II	—	73	29	2,456
Other Products	1,933	530	5,188	1,098

Total Products	32,696	41,781	91,478	128,619
Total Services	7,554	7,484	21,621	22,525

Total Revenues	$40,250	$49,265	$113,099	$151,144

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table sets forth revenues from unaffiliated customers by geographic region (in thousands) for:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Russia	$1,116	$5,959	$10,501	$6,184
Other Europe	11,001	8,182	29,123	30,825
Nigeria	8,503	3,346	13,942	11,935
Other Africa	2,405	6,034	7,630	10,628
Middle East	1,148	2,448	9,950	9,448
India	2,763	631	6,586	9,121
Thailand	1,463	4,837	3,079	21,533
Other Asia/Pacific	5,260	10,020	14,259	29,899
Americas	6,591	7,808	18,029	21,571

Total Revenue	$40,250	$49,265	$113,099	$151,144

Long-lived assets by country consisting of net property and equipment was as follows (in thousands):

	December 31, 2003	March 31, 2003
United States	$7,240	$8,822
United Kingdom	15,107	13,230
Other foreign countries	7,883	6,784

Total property and equipment, net	$30,230	$28,836

NOTE 9. SUBSEQUENT EVENTS

In January 2004, the Company renegotiated its revolving credit facility with a commercial bank, increasing the total credit facility amount from $22.5 million to $35 million and adding a long-term borrowing option. Under the new facility the Company can borrow up to $25 million on a long-term basis until June 30, 2004. The facility reverts to a $25 million revolving credit facility on June 30, 2004 if no long-term borrowings are made by that date. Short-term borrowings under the revolving facility will be at the bank’s prime rate, which was 4% at December 31, 2003, or LIBOR plus 2%. Any long-term borrowings will be at either the bank’s prime rate plus 2% or a fixed interest rate equal to the 5 year treasury yield at the time of borrowing plus 2-1/2%. Long-term borrowings amortize monthly over a four-year term. This facility is secured by the Company’s assets.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussions in this Quarterly Report should be read in conjunction with our accompanying Financial Statements and the related notes thereto. This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical are forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions also identify forward looking statements. The forward looking statements in this Quarterly Report are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements and include, without limitation, statements regarding:

•	Our plan not to adopt the fair value based method of accounting for stock-based employee compensation;

•	Our belief that the adoption of Emerging Issues Task Force issued EITF 00-21, “Revenue Arrangements with Multiple Deliverables” will not have an impact on revenue recognition of future sales transactions;

•	Our plan to pay out in cash the remaining restructuring accrual balance as of December 31, 2003 of $19.5 million;

•	Our expectation that $1.5 million of the remaining accrual balance ($0.3 million of severance and benefits, $0.2 million of legal costs and $1.0 million of vacated building lease obligations) will be paid out in fiscal 2004;

•	Our anticipation that further vacated building lease obligations of $18.0 million will be paid out during fiscal 2005 through fiscal 2012;

•	Our anticipation that revenue in the fourth quarter of fiscal 2004 will be in the range of $44 million to $46 million;

•	Our belief that the legal proceedings and claims that arise in the normal course of our business will not have a material adverse effect on our business, financial position, and results of operations;

•	Our expectation that our selling, general and administrative expenses will remain approximately the same in the remainder of fiscal 2004 as compared to the third quarter of fiscal 2004;

•	Our expectation that gross profit will remain approximately the same in the fourth quarter of fiscal 2004 as compared to the third quarter of fiscal 2004 and improve slightly in the subsequent quarters due to increase in sales of our new product Eclipse;

•	Our expectation that research and development expenses will increase slightly in the remainder of fiscal 2004 as we focus on the introduction of our new Eclipse product line;

•	Our belief that we have the financial resources needed to meet our business requirements for at least the next 12 months;

•	Our expectation that we will not experience material foreign exchange gains and losses from unhedged foreign currency exposures;

•	Our expectation that competition will increase;

•	The possibility that we may restructure our activities to more strategically realign our resources in response to changes in our industry and market conditions;

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	Our expectation that international sales will continue to account for the majority of our net product sales for the foreseeable future;

•	Our belief that we maintain adequate reserves to cover exposure for doubtful accounts;

•	Our plan to grant extended terms of credit to our customers in the near future in order to position ourselves in certain markets and to promote opportunities for our new product Eclipse;

•	Our expectation that we may have to utilize the credit facility that we have with a bank in the future quarters in order to meet our working capital requirements as we increase our inventory levels to support the rollout of our new product line, Eclipse;

•	Our intent to record initial customer revenue on our new product called Eclipse by the end of fiscal 2004;

•	Our belief that our acquisition of Plessey Broadband Wireless will increase our market presence in the license-exempt market;

•	Our belief that our ability to compete successfully will depend on a number of factors both within and outside our control;

•	Our plan to continue to pursue growth opportunities through internal development, minority investments and acquisitions of complementary businesses and technologies;

•	Our expectation that we will continue to experience declining average sales prices for our products;

•	Our belief that we have made the appropriate reserves to account for the contingency for our being a named defendant in a preference claim matter pursuant to the U.S. Bankruptcy Code;

•	Our expectation that a significant portion of our future product sales will continue to be concentrated in a limited number of customers;

•	Our anticipation that our available cash and cash equivalents at December 31, 2003 combined with anticipated receipts of outstanding accounts receivable, the liquidation of other current assets and our $35 million revolving credit facility should be sufficient to meet our anticipated needs for working capital and capital expenditures through December 31, 2004; and

•	Our expectation that upgrade and expansion of existing networks and the deployment of new networks will continue to offer us opportunities.

All forward looking statements included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward looking statement or statements. The reader should also consult the cautionary statements and risk factors listed in this Quarterly Report and those listed from time to time in our Reports on Forms 10-Q, 8-K, and our most recent Annual Report on Form 10-K for the year ended March 31, 2003, including those contained in the section, “Factors That May Affect Future Financial Results,” beginning on page 40 in this Quarterly Report, in evaluating these forward-looking statements.

Overview

Stratex Networks, Inc. was founded in 1984. We design, manufacture, market and sell advanced wireless solutions for worldwide mobile and fixed telephone network interconnection and access. We provide our customers with a broad product line, which contains products that operate using a variety of transmission frequencies, ranging from 0.3 GigaHertz (GHz) to 38 GHz, and a

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

variety of transmission capacities, typically ranging from 64 Kilobits to 2XOC-3 or 311 Megabits per second (Mbps). Our broad product line allows us to market and sell our products to service providers worldwide with varying interconnection and access requirements. We design our products to meet the requirements of mobile communications networks and fixed broadband access networks worldwide. Our products typically enable our customers to deploy and expand their wireless infrastructure and market their services rapidly to subscribers, so that service providers can realize a return on their investments in frequency allocation licenses and network equipment. We recently announced a new wireless platform consisting of an Intelligent Node Unit called Eclipse™ (“Eclipse”). The Eclipse wireless network transmission system enables wireless network node configurations in the smallest form factor available, supporting up to six independent radio traffic paths from a compact and highly modular Intelligent Node Unit (INU). An integral high speed TDM bus architecture enables traffic routing between traffic paths by software, without local cabling. Eclipse nodes enable a dramatic reduction in the amount of equipment required to build a network, leading to cost savings, faster installation and higher network reliability. We expect to record customer revenue for Eclipse by end of fiscal 2004.

In fiscal 2001 and 2002, we experienced a significant slowdown in the wireless telecommunications market primarily because of slowdown of the global economy. But in the past couple of quarters we are seeing some stabilization in our markets. The upgrade and expansion of existing networks and the deployment of new networks are both expected to continue to offer business opportunities to us. Our near term strategy is to remain focused on the successful rollout of our new product Eclipse.

Since inception, we have shipped over 266,000 microwave radios worldwide. We have equipment installed in over 150 countries, and a significant percentage of our revenue is derived from sales outside the United States. Our revenues from sales of equipment and services outside the United States were 92% in the first nine months of fiscal 2004 and 95% in fiscal 2003.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies since March 31, 2003. For a description of our critical accounting policies, see our Annual Report on Form 10-K for the year ended March 31, 2003.

Acquisition

On October 3, 2003 the Company completed the acquisition of the net assets of Plessey Broadband Wireless, a division of Tellumat (Pty) Ltd. (“Tellumat”) located in Cape Town, South Africa. The Company signed the purchase agreement to acquire the net assets of Plessey Broadband Wireless on September 11, 2003. With the acquisition of these net assets, the Company has obtained a license-exempt telecommunications product line. The Company believes that this product line compliments its existing licensed product lines and will expand its market presence in the license-exempt market. As part of the purchase agreement the Company paid $2.6 million in cash and issued 730,238 shares of its common stock to Tellumat which shares valued at $3.0 million. The Company’s consolidated financial statements include the operating results of Plessey Broadband Wireless from the date of acquisition. The acquisition has been accounted for under the purchase method of accounting. In connection with the acquisition, the Company incurred acquisition costs of approximately $0.1 million.

A preliminary valuation of the intangible assets related to the acquisition was completed by the management in the third quarter of fiscal 2004. A summary of the allocation of purchase price is as follows (in thousands):

Current assets	$4,160
Property and equipment	254
Intangible assets	2,414

Total assets acquired	6,828
Current liabilities	(1,250)

Net assets acquired	$5,578

The $2.4 million of intangible assets acquired was preliminarily assigned to intellectual property and is estimated to have a useful life of 18 months.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth the percentage relationships of certain items from the Company’s condensed consolidated statements of operations as percentages of net sales:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	84.8	71.9	81.9	75.4
Gross profit	15.2	28.1	18.1	24.6
Research and development	11.0	6.8	10.8	6.9
Selling, general and administrative	27.0	25.2	24.5	26.6
Amortization of intangible assets	1.0		0.4
Restructuring and other charges	—	26.8	—	18.1

Operating loss	(23.8)	(30.7)	(17.6)	(27.0)
Interest income	0.4	1.0	0.6	0.9
Other expense, net	(0.9)	(2.3)	(0.6)	(1.4)
Write down of investments and other assets	—	—	—	(0.3)

Loss before provision for income taxes	(24.3)	(32.0)	(17.6)	(27.8)
Provision for income taxes	0.3	0.8	0.3	0.9

Net loss	(24.6)%	(32.8)%	(17.9)%	(28.7)%

Net Sales

Net sales in the third quarter of fiscal 2004 decreased to $40.3 million, compared to $49.3 million in the third quarter of fiscal 2003. The decline in net revenue was primarily due to limited capital expenditures by telecommunication carriers and lower average selling prices for our products. We aggressively priced some of our orders in the first nine months of fiscal 2004 in order to maintain and establish our position in certain key markets in anticipation of the release of our new wireless platform consisting of an Intelligent Node Unit called Eclipse™ (“Eclipse”). The impact of this aggressive pricing was seen on our revenues for the third quarter of fiscal 2004.

In the third quarter of fiscal 2004, our Altium® product line net sales decreased to $10.1 million from $13.6 million in the comparable quarter of fiscal 2003. Net sales of our DXR® product

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

line decreased significantly to $4.6 million in the third quarter of fiscal 2004 compared to $10.0 million in the third quarter of fiscal 2003. This decrease was primarily because of the completion of several large one-time network projects in Thailand in fiscal 2003, which did not reoccur, in fiscal 2004. Net sales of our XP4™ product line decreased to $16.0 million in the third quarter of fiscal 2004, from $17.7 million in the third quarter of fiscal 2003. We did not have any sales of our Spectrum™ product line in the third quarter of fiscal 2004 because the product has reached its planned end of life. Net sales of Spectrum product line in the third quarter of fiscal 2003 were insignificant. Service revenue was $7.6 million in the third quarter of fiscal 2004, compared to $7.5 million in the third quarter of fiscal 2003. Though product revenue in the third quarter of fiscal 2004 declined significantly as compared to the third quarter of fiscal 2003, service and repair revenue increased slightly. This increase in revenue is primarily due to an increase in annual maintenance contracts and installation services as a result of our increased efforts to position ourselves as a complete solutions provider in the market.

Net sales of our XP4 product line decreased significantly to $38.4 million in the first nine months of fiscal 2004 as compared to $60.2 million in the first nine months of fiscal 2003 primarily because we lost some major customers in the Middle East and Asia/Pacific region. Net sales of our DXR product line also decreased significantly to $15.4 million in the first nine months of fiscal 2004 as compared to $31.8 million in the first nine months of fiscal 2003 due to the reasons mentioned above. Net sales of Spectrum product line was $2.5 million in the first nine months of fiscal 2003 but was insignificant in the first nine months of fiscal 2004 because the product is reaching its planned end of life.

Net sales in the third quarter of fiscal 2004 as compared to the third quarter of fiscal 2003 decreased in all the regions except Nigeria, India and Europe. Net sales in Nigeria increased in the third quarter of fiscal 2004 to $8.5 million from $3.3 million in the third quarter of fiscal 2003. This increase was due to shipments to one customer in Nigeria. Net sales in Europe increased to $11.0 million in the third quarter of fiscal 2004, compared to $8.2 million in the third quarter of fiscal 2003. Net sales in India increased to $2.8 million in the third quarter of fiscal 2004 from $0.6 million in the third quarter of fiscal 2003, primarily due to sales to a new customer in that region. Net sales in the Other Asia/Pacific region decreased significantly to $5.3 million in the third quarter of fiscal 2004 from $10.0 million in the third quarter of fiscal 2003 primarily due to the completion of a significant project in Pakistan and a decline in our sales to China. Net sales to Russia decreased to $1.1 million in the third quarter of fiscal 2004 from $6.0 million in the third quarter of fiscal 2003. Though net sales to Russia decreased in the third quarter of fiscal 2004 as compared to third quarter of fiscal 2003, it increased in the first nine months of fiscal 2004 as compared to first nine months of fiscal 2003. Net sales to Russia in the first nine months of fiscal 2004 increased to $10.5 million from $6.2 million in the first nine months of fiscal 2003. This increase was primarily due to winning one large customer in that region.

Net sales for the first nine months of fiscal 2004 were $113.1 million, compared to $151.1 million reported in the first nine months of fiscal 2003. We experienced a significant decline in net sales in Thailand in the first nine months of fiscal 2004. However this decline was partially offset by increases in sales in Russia and Nigeria. Net sales in Thailand decreased to $3.1 million in the first nine months of fiscal 2004 from $21.5 million in the first nine months of fiscal 2003

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

primarily due to the completion of several large network projects in Thailand in fiscal 2003. Net sales to Russia region increased in the first nine months of fiscal 2004 as compared to first nine months of fiscal 2003 due to the reasons mentioned in the preceding paragraph. Net sales to Other Asia/Pacific region decreased to $14.3 million in the first nine months of fiscal 2004 from $29.9 million in the first nine months of fiscal 2003 primarily due to the reasons mentioned in the preceding paragraph. Net sales in India decreased to $6.6 million in the first nine months of fiscal 2004 from $9.1 million in the first nine months of fiscal 2003, primarily due to completion of a large project in that region which did not repeat in the comparable period in fiscal 2004.

One customer accounted for approximately 16% of net sales for the third quarter of fiscal 2004. For the first nine months of fiscal 2004, one customer accounted for 15% of net sales. One customer accounted for 12% of net sales for the third quarter of fiscal 2003. For the first nine months of fiscal 2003, one customer accounted for 12% of net sales.

During the third quarter of fiscal 2004, we received $50.4 million in new orders shippable over the next 12 months compared to $50.1 million in the third quarter of fiscal 2003. During the first nine months of fiscal 2004, we received $136.7 million in new orders shippable over the next 12 months compared to $150.1 million new orders in the first nine months of fiscal 2003, representing a decrease of approximately 9%. We review our backlog on an ongoing basis and make adjustments to it as required. Orders in our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period.

Looking forward, we anticipate that revenue in fourth quarter of fiscal 2004 will be in the range of $44 million to $46 million. We are beginning to see signs of stabilization in our markets. Order activity continued to be strong subsequent to the third quarter of fiscal 2004. However, we continue to experience extremely limited long-term visibility. Our near term strategy is to focus on the successful rollout of our new product Eclipse.

Gross Profit

Gross profit as a percentage of net sales in the third quarter of fiscal 2004 was 15.2% compared to a gross profit of 28.1% in the third quarter of fiscal 2003. The decrease in gross margin in the third quarter of fiscal 2004, as compared to the third quarter of fiscal 2003, was primarily due to a negative pricing impact of approximately 10% due to competitive market conditions. As mentioned earlier, we had aggressively priced some of our orders in the first half of fiscal 2004 in order to maintain and establish our position in certain key markets in anticipation of the release of our new Eclipse product line. The impact of this aggressive pricing was seen on our revenues for the third quarter of fiscal 2004. A decline in sales of our higher priced DXR product line in the third quarter of fiscal 2004 as compared to the third quarter of fiscal 2003 was also one of the causes of the significant negative pricing impact. Product mix had an unfavorable impact of approximately 1%. Inventory valuation benefit which was $0.6 million in the third quarter of fiscal 2003 and zero in the third quarter of fiscal 2004 had a negative impact on the gross margin of approximately 1%. Increase in manufacturing costs also had a negative impact on gross margin of approximately 1%. We expect gross profit as a percentage of sales to be approximately the same in the fourth quarter of fiscal 2004 as compared to the third quarter of fiscal 2004 and

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

improve slightly in the subsequent quarters due to increase in sales of our new product Eclipse for which we plan to record initial customer revenue by the end of fiscal 2004.

Gross profit as a percentage of net sales was 18.1% in the first nine months of fiscal 2004 compared to a gross profit of 24.6% in the first nine months of fiscal 2003. The decrease in gross margin in the first nine months of fiscal 2004, as compared to the first nine months of fiscal 2003, was primarily due to a negative pricing impact of approximately 9%. Pricing had a negative impact due to the same reasons as mentioned in the preceding paragraph. Product mix had a favorable impact of approximately 1%. Inventory valuation benefit was only $0.5 million in the first nine months of fiscal 2004 as compared to $2.1 million in the first nine months of fiscal 2003, resulting in an unfavorable impact on the gross margin of approximately 1%. For the first nine months of fiscal 2004 as compared to the first nine months of fiscal 2003, lower manufacturing spending had a positive impact on gross profit of approximately 2%, as a percentage of net sales.

Research and Development

In the third quarter of fiscal 2004, research and development expenses increased to $4.4 million from $3.4 million in the third quarter of fiscal 2003. This increase was primarily due to inclusion of expenses of Plessey Broadband Wireless, which we acquired at the beginning of the third quarter of fiscal 2004, and an increase in material purchases and temporary services for prototype builds of our new product Eclipse. As a percentage of net sales, research and development expenses increased to 11.0% in the third quarter of fiscal 2004 from 6.8% in the third quarter of fiscal 2003.

We expect research and development expenses to increase slightly in the remainder of fiscal 2004 as we focus on the introduction of our new Eclipse product line.

In the first nine months of fiscal 2004, research and development expenses increased to $12.3 million from $10.4 million in the first nine months of fiscal 2003. This planned increase was primarily due to the same reasons as mentioned in the preceding paragraph. As a percentage of net sales, research and development expenses increased to 10.8% in the first nine months of fiscal 2004, compared to 6.9% in the first nine months of fiscal 2003.

Selling, General and Administrative

In the third quarter of fiscal 2004, selling, general and administrative expenses decreased to $10.9 million from $12.4 million in the third quarter of fiscal 2003. This decrease was due to lower third party agent commissions on sales of our products resulting from a decline in net sales, especially in the Asia/Pacific region where we use agents for the sale of our products. The decrease was also due to reductions in advertising, communication and software maintenance costs. As a percentage of net sales, selling, general and administrative expenses increased to 27% in the third quarter of fiscal 2004, compared to 25% in third quarter of fiscal 2003, primarily because the rate of the decrease in net sales exceeded the rate of the decrease in selling, general and administrative expenses.

We expect selling, general and administrative expenses to remain approximately the same in the remainder of fiscal 2004 as compared to the third quarter of fiscal 2004.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling, general and administrative expenses in the first nine months of fiscal 2004 decreased significantly to $27.8 million compared to $40.2 million in the first nine months of fiscal 2003, primarily due to the cost reduction measures undertaken as part of the restructuring plan of June 2002 and also due to all the reasons mentioned above. In addition, selling, general and administrative expenses decreased by $3.5 million due to a reduction in reserves in connection with a settlement of a legal claim that was reserved in periods prior to fiscal 2004. As a percentage of net sales, selling, general and administrative expenses decreased to 24.5% in the first nine months of fiscal 2004, compared to 26.6% in the first nine months of fiscal 2003.

Amortization of Intangible Assets

Amortization of purchased intangible assets, in the third quarter of fiscal 2004 was $0.4 million. This amortization is of the intellectual property that we acquired from Plessey Broadband Wireless, an acquisition that was completed in the third quarter of fiscal 2004. There was no amortization expense recorded in the comparable period of fiscal 2003.

The following table summarizes the gross and net balance of the intangible assets as of December 31, 2003 (in thousands):

	As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intellectual Property	$2,414	$(407)	$2,007

Estimated Amortization Expense (in thousands):

For the year ended March 31, 2004	$804
For the year ended March 31, 2005	$1,610

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restructuring Charges

The Company did not record any restructuring charges in the first nine months of fiscal 2004.

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

The following table summarizes the balance of the restructuring accrual as of December 31, 2003 and the type and amount of restructuring costs utilized during the first nine months of fiscal 2004 (in millions):

	Severance and Benefits	Facilities and Other	Total
Balance as of April 1, 2003	$1.5	$22.7	$24.2
Provision	—	—	—
Cash payments	(1.2)	(3.5)	(4.7)

Balance as of December 31, 2003	$0.3	$19.2	$19.5

Current portion	$0.3	$4.4	$4.7
Long-term portion	$—	$14.8	$14.8

The remaining accrual balance of $19.5 as of December 31, 2003 is expected to be paid out in cash. The Company expects $1.5 million of the remaining accrual balance ($0.3 million of severance and benefits, $0.2 million of legal costs and $1.0 million of vacated building lease obligations) to be paid out in fiscal 2004 and vacated building lease obligations of $18.0 million to be paid out during fiscal 2005 through fiscal 2012.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Income (Expense)

Interest income was $0.2 million in the third quarter of fiscal 2004 compared to $0.5 million in the third quarter of fiscal 2003. The decrease was primarily due to lower interest rates and lower average cash balances in the third quarter of fiscal 2004 as compared to the third quarter of fiscal 2003. Other expense was $0.4 million in the third quarter of fiscal 2004 compared to $1.1 million in the third quarter of fiscal 2003. The decrease was primarily due to a decrease in foreign exchange losses and fees for discounting letters of credit.

In the first nine months of fiscal 2004, interest income decreased to $0.7 million from $1.4 million in the first nine months of fiscal 2003, primarily due to lower interest rates and lower average cash balances in the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003. Other expense decreased to $0.7 million in the first nine months of fiscal 2004 from $2.2 million in the first nine months of fiscal 2003 due to the same reasons as mentioned in the preceding paragraph.

Write down of investments and other assets

There was no impairment loss recorded in the third quarter of fiscal 2004 and an insignificant amount of impairment loss recorded in the third quarter of fiscal 2003.

During the first nine months of fiscal 2003, we recorded $0.4 million as impairment loss on our equity investments in marketable securities. We determined that the recorded value for these certain investments exceeded their fair value and that these losses were other than temporary in nature. There was no impairment loss in the first nine months of fiscal 2004.

Provision for Income Taxes

In the first nine months of fiscal 2004 and first nine months of fiscal 2003, we provided for income taxes to cover foreign subsidiaries that have generated taxable income, while recording no provision or benefit from U.S. operations due to the net loss for the period.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Net cash used for operating activities in the first nine months of fiscal 2004 was $26.1 million, compared to net cash provided by operating activities of $6.3 million in the first nine months of fiscal 2003. The amount used in operating activities was due to net losses, as adjusted to exclude non-cash charges and benefits and changes in working capital requirements, including significant decreases in accrued liabilities, long term liabilities and a significant increase in accounts receivable.

Accrued liabilities decreased by $13.4 million primarily due to payment of $2.1 million to the bankruptcy trustee of one of our former CLEC customers, reduction of our accrual by $3.5 million, payment of warranty claims and payment of restructuring costs, which were accrued prior to fiscal 2004. The payment of $2.1 million to the bankruptcy trustee was for settlement of a legal claim made by a former CLEC customer. The reduction of our accrued liabilities by $3.5 million was due to the favorable settlement of a legal claim, which was reserved in periods prior to fiscal 2004.

Long-term liabilities decreased by $2.9 million primarily due to payment of restructuring costs, which were accrued in periods prior to fiscal 2004.

Accounts receivable increased by $4.1 million in the first nine months of fiscal 2004 as compared to a decrease of $9.0 million in the first nine months of fiscal 2003. Accounts receivable increased primarily because of slower collections. Days sales outstanding (“DSO”) for receivables increased from 59 days as of March 31, 2003 to 80 days as of December 31, 2003. Our accounts receivable and DSO are primarily affected by shipment linearity and collections performance. Shipment linearity is a measure of the level of shipments throughout a particular quarter. A steady level of shipments and good collections performance will result in reduced DSO compared with a higher level of shipments toward the end of the quarter, which will result in a shorter amount of time to collect the related accounts receivable and will result in increased DSO.

Inventories increased by $2.9 million in the first nine months of fiscal 2004 as compared to a decrease of $12.6 million in the first nine months of fiscal 2003. The increase in inventories was primarily due to the acquisition of inventory of Plessey Broadband Wireless as part of the net assets purchased from them in the third quarter of fiscal 2004. We also increased our inventory levels to support the rollout of our new product line, Eclipse.

Net cash provided by investing activities in the first nine months of fiscal 2004 was $3.4 million, compared to net cash used by investing activities of $16.5 million in the first nine months of fiscal 2003. Purchases of property and equipment were $7.4 million in the first nine months of fiscal 2004 compared to $3.4 million in the first nine months of fiscal 2003. The increase in capital expenditures was primarily due to the purchase of test equipment for our new Eclipse product and also due to the purchase of service parts to provide support to the existing customers of our discontinued Spectrum product line. We were required to make this one time bulk purchase of parts for our Spectrum product line because our suppliers notified us that they would not continue manufacturing this equipment, as it is not profitable for them to do so.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the third quarter of fiscal 2004, we paid $2.6 million in cash to Tellumat (Pty) Ltd. for the acquisition of net assets of Plessey Broadband Wireless, a division of Tellumat (Pty) Ltd.

Proceeds from the sale of common stock were derived from the exercise of employee stock options and the employee stock purchase plan.

Cash requirements

Our cash requirements for the next 12 months are primarily to fund:

•	Operations

•	Research and development

•	Restructuring payments

•	Capital expenditures

•	Acquisitions

Commercial commitments

Through several financial institutions, we have issued $5.7 million of standby letters of credit to various customers for bid and performance bonds. In connection with the issuance of these letters of credit, we have restricted $0.2 million of cash as collateral to meet these specific obligations. These letters of credit generally expire within one year.

Contractual obligations

The following table provides information related to our remaining contractual obligations:

Payments due (in thousands):

Years ending March 31,

	2004	2005	2006	2007	2008	2009 & Beyond	Total Obligations
Operating leases (a)	$1,932	5,845	5,762	5,781	5,970	19,313	$44,603
Unconditional purchase obligations	$34,129	—	—	—	—	—	$34,129

(a)	Contractual cash obligations include $19.0 million of lease obligations that have been included in the restructuring accrual.

Restructuring payments

The accrued liability for restructuring payments of $19.5 million as of December 31, 2003, is expected to be paid out in cash. The Company expects $1.5 million of the remaining accrual balance ($0.3 million of severance and benefits, $0.2 million of legal costs and $1.0 million of vacated building lease obligations) to be paid out in fiscal 2004 and vacated building lease obligations of $18.0 million to be paid out during fiscal 2005 through fiscal 2012.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Customer financing

In the first nine months of fiscal 2004, we granted extended terms of credit to some of our customers in order to position ourselves in certain markets and to promote opportunities for our new Eclipse product line. As of December 31, 2003 we have $1.1 million recorded as long-term accounts receivable due to these extended terms of credit granted to our customers. Although we may commit to provide customer financing to customers in order to position ourselves in certain markets, we remain focused on minimizing our overall customer financing exposures by discounting receivables when possible.

Sources of cash:

At December 31, 2003, our principal sources of liquidity consisted of $55.2 million in cash and cash equivalents and short-term investments.

Available credit facility

In addition to our cash balances, at December 31, 2003 we had a $22.5 million line of credit with a major bank. The credit facility was at an interest rate of either the bank’s prime rate, which was 4% at December 31, 2003, or LIBOR plus 2%. We had no amounts borrowed under this facility as of December 31, 2003. This facility expired in January 2004 and was replaced with a new facility with the same bank. See “Subsequent Events” for further details of the new facility. We may have to utilize this credit facility in future quarters in order to meet our working capital requirements as we increase our inventory levels to support the rollout of our new product Eclipse. In addition, granting extended terms of credit to some of our customers could also have a negative impact on our cash balances and could require us to utilize the credit facility.

Depending on the growth of our business, we may require additional financing which may not be available to us in the required time frame on commercially reasonable terms, if at all. If we require additional financing we may consider raising additional cash through debt or equity offerings. However, we believe that we have the financial resources needed to meet our business requirements for at least the next 12 months.

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio.

	Years Ended March 31 (In thousands)
	2004	2005	2006
Cash equivalents and short-term investments (a)	$30,149	$12,925	$5,695
Weighted average interest rate	1.21%	1.39%	1.37%

(a)	Does not include non-interest bearing cash of $6.5 million.

The primary objective of our short-term investment activities is to preserve principal while maximizing yields, without significantly increasing risk. Our short-term investments are at fixed interest rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have been immaterial. The average days to maturity for investments held at December 31, 2003 was 97 days and these investments had an average yield of 1.27% per annum.

As of December 31, 2003, unrealized losses on investments were insignificant. Our investments have been recorded at fair value on our balance sheet. During the first nine months of fiscal 2003, we recorded a permanent impairment for certain equity investments of $0.4 million. No impairment of investments was recorded in the first nine months of fiscal 2004.

Exchange Rate Risk:

We routinely use forward foreign exchange contracts to hedge our net exposures, by currency, related to the monetary assets and liabilities of our operations denominated in non-functional currencies. In addition, we enter into forward foreign exchange contracts to establish with certainty the U.S. dollar amount of future firm commitments denominated in a foreign currency. The primary business objective of this hedging program is to minimize the gains and losses resulting from exchange rate changes. At December 31, 2003 we held forward contracts in the aggregate amount of $28.9 million primarily in Thai Baht and the euro. The amount of unrealized losses on these contracts at December 31, 2003 was $0.3 million. At December 31, 2002 we held forward contracts in the aggregate amount of $17.5 million primarily in British pounds and the euro. The amount of unrealized losses on these contracts at December 31, 2002 was immaterial.

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

Subsequent Events

In January 2004, we renegotiated our revolving credit facility with a commercial bank, increasing the total credit facility amount from $22.5 million to $35 million and adding a long-term borrowing option. Under the new facility we can borrow up to $25 million on a long-term basis until June 30, 2004. The facility reverts to a $25 million revolving credit facility on June 30, 2004 if no long-term borrowings are made by that date. Short-term borrowings under the revolving facility will be at the bank’s prime rate, which was 4% at December 31, 2003, or LIBOR plus 2%. Any long-term borrowings will be at either the bank’s prime rate plus 2% or a fixed interest rate equal to the 5 year treasury yield at the time of borrowing plus 2-1/2%. Long-term borrowings amortize monthly over a four-year term. This credit facility is secured by our assets.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors That May Affect Future Financial Results

Numerous factors, including the risk factors discussed below, economic and competitive conditions, timing and volume of incoming orders, shipment volumes, product margins and foreign exchange rates, could cause actual results to differ materially from those described in our forward-looking statements. Readers should carefully consider these factors set forth below and elsewhere in evaluating our forward-looking statements.

Competition could harm our ability to maintain or improve our position in the market and could decrease our revenues.

The wireless interconnection and access business is a specialized segment of the wireless telecommunications industry and is extremely competitive. We expect competition in this segment to increase. Some of our competitors have more extensive engineering, manufacturing and marketing capabilities and significantly greater financial, technical, and personnel resources than we have. In addition, some of our competitors have greater name recognition, broader product lines, a larger installed base of products and longer-standing customer relationships. Our competitors include established companies, such as Alcatel, L.M. Ericsson, the Microwave Communications Division of Harris Corporation, NEC, Nera Telecommunications, Nokia, and Siemens AG, as well as a number of smaller companies and private companies in selected markets. Some of our competitors are also base station suppliers through whom we market and sell our products. One or more of our largest customers could internally develop the capability to manufacture products similar to those manufactured or outsourced by us and, as a result, their demand for our products and services may decrease.

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

Sales of our products are concentrated in a small number of customers. One customer accounted for approximately 16% of net sales for the third quarter of fiscal 2004. For the first nine months of fiscal 2004, one customer accounted for 15% of net sales. One customer accounted for 12% of net sales for the third quarter of fiscal 2003. For the first nine months of fiscal 2003, one customer accounted for 12% of net sales. The worldwide telecommunications industry is dominated by a small number of large corporations, and we expect that a significant portion of our future product sales will continue to be concentrated in a limited number of customers. In addition, our customers typically are not contractually obligated to purchase any quantity of products in any particular period, and product sales to major customers have varied widely from period to period. In addition, as a result of the ongoing global tightening of the capital markets for the telecommunications and mobile cellular projects, the demand for our products and services has decreased and may continue to decrease. The loss of any existing customer, a significant reduction in the level of sales to any existing customer, or our inability to gain

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

additional customers could result in further declines in our revenues. If these revenue declines occur, our business, financial condition, and results of operations would be harmed.

Due to the significant volume of our international sales, we are susceptible to a number of political, economic and geographic risks that could harm our business.

We are highly dependent on sales to customers outside the United States. During the first nine months of fiscal 2004 net sales to international customers accounted for 92% of the net sales for that period. During fiscal 2002 and 2003, sales to international customers accounted for 92% and 95% of our net sales, respectively. In fiscal 2002 and 2003, sales to the Middle East/Africa region accounted for approximately 16% and 31% of our net sales, respectively. Also, significant portions of our international sales are in lesser developed countries. We expect that international sales will continue to account for the majority of our net product sales for the foreseeable future. As a result, the occurrence of any international, political, economic or geographic event that adversely affects our business could result in significant revenue shortfalls. These revenue shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks and challenges of doing business internationally include:

•	unexpected changes in regulatory requirements;

•	fluctuations in foreign currency exchange rates;

•	imposition of tariffs and other barriers and restrictions;

•	management and operation of an enterprise spread over various countries;

•	burden of complying with a variety of foreign laws;

•	general economic and geopolitical conditions, including inflation and trade relationships;

•	war and acts of terrorism;

•	currency exchange controls; and

•	changes in export regulations.

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

Due to the continued downturn in the world economy, as well as the global tightening of the capital markets for telecommunications and mobile cellular projects, our business opportunities have decreased globally over the past two years. To the extent that the economic downturn and the global tightening of the capital markets continue, the demand for our products and services may decrease further in certain countries and geographic regions.

In addition, the terrorist attack of September 11, 2001, the subsequent military response by the United States, the aftermath of the U.S. war against Iraq, and the general socio- and geopolitical conditions in the Middle East, have negatively impacted, and may continue to negatively impact, the economy in general. This could impact our current and future business in the Middle East and could result in our customers delaying or canceling the purchase of our products, which would have a significant negative impact on our revenues. However, the

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

redevelopment of these regions has provided us with sales opportunities recently and may continue to provide sales opportunities in future periods.

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

The market for our products is characterized by rapid technological change, evolving industry standards and frequent new product introductions. Our future success will depend, in part, on continuous, timely development and introduction of new products and enhancements that address evolving market requirements and are attractive to customers. We believe successful new product introductions provide a significant competitive advantage because customers make an investment of time in selecting and learning to use a new product, and are reluctant to switch thereafter. We spend significant resources on internal research and development to support our effort to develop and introduce new products and enhancements. To the extent that we fail to introduce new and innovative products, we could fail to obtain an adequate return on these investments and could lose market share to our competitors, which would be difficult or impossible to regain. An inability, for technological or other reasons, to develop successfully and introduce new products quickly or on a cost-effective basis could reduce our growth rate or otherwise materially damage our business, financial condition and results of operations.

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

Our business requires extensive credit risk management that may not be adequate to protect against customer nonpayment. Risks of nonpayment and nonperformance by customers are a major consideration in our business. Our accounts receivable balance is also concentrated among a few customers, increasing our credit risk. Three customers accounted for approximately 28%, 13% and 11% of the total accounts receivable balance at December 31, 2003, respectively. One customer accounted for approximately 14% of the total accounts receivable balance at December 31, 2002. We generally require no collateral, although sales to Asia, Africa and the Middle East are often paid through letters of credit. Our credit procedures and policies may not adequately mitigate customer credit risk.

We will need additional capital in the future. If additional capital is not available, we may not be able to continue to operate our business pursuant to our business plan or we may have to discontinue our operations.

During the third quarter of fiscal 2004, we used a significant amount of cash. This use of cash was primarily because of unfavorable pricing and product mix, our acquisition of the Plessey Broadband Wireless and our extension of terms of credit to some of our customers in order to establish and favorably position ourselves in certain key markets. If we continue to use cash at this rate we may need significant additional financing, which we may seek to raise through, among other things, public and private equity offerings and debt financing. We currently anticipate that our available cash and cash equivalents at December 31, 2003 combined with anticipated receipts of outstanding accounts receivable, the liquidation of other current assets and our $35 million revolving credit facility should be sufficient to meet our anticipated needs for working capital and capital expenditures through December 31, 2004. However, if changes occur that would consume available capital resources significantly sooner than we expect, if there is any significant negative impact resulting from poor collection performance, if we are unable to raise sufficient funds in the required time frame on commercially reasonable terms, or we are unable to liquidate other current assets, our working capital will not be sufficient to support our anticipated needs for working capital and capital expenditures through December 31, 2004 and we may not be able to continue to operate our business pursuant to our business plan or we may have to discontinue our operations.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The inability of our subcontractors to perform, or our key suppliers to manufacture and deliver materials, could cause our products to be produced in an untimely or unsatisfactory manner.

Our manufacturing operations, which have been substantially subcontracted, are highly dependent upon the delivery of materials by outside suppliers in a timely manner. We have significant operations in San Jose, California, the United Kingdom and New Zealand and outsourcing arrangements in Asia. Also, we depend in part upon subcontractors to assemble major components and subsystems used in our products in a timely and satisfactory manner. We do not generally enter into long-term or volume purchase agreements with any of our suppliers, and we cannot provide assurances that such materials, components and subsystems will be available to us at such time and in such quantities as we require, if at all. In addition, due to the rapid and increasingly severe economic downturn, our suppliers have experienced and are continuing to experience various financial difficulties, which may impact their ability to supply the materials, components and subsystems that we require. Our inability to develop alternative sources of supply quickly and on a cost-effective basis could materially impair our ability to manufacture and timely deliver our products to our customers. We cannot give assurances that we will not experience material supply problems or component or subsystem delays in the future. Also, our subcontractors may not be able to maintain the quality of our products, which might result in a large number of product returns by customers and could harm our business, financial condition and results of operations.

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

Many of our current and potential customers require significant capital funding to finance their telecommunications and mobile cellular projects, which include the purchase of our products and services. Due to the ongoing restrictions in capital markets worldwide, available funding for these projects has been and may continue to be unavailable to some customers and the purchase of our products and services may be slowed or halted. This reduction in demand has resulted in excess inventories on hand, and could result in additional excess inventories in the future. If funding continues to be unavailable to our customers or their customers, we may be forced to take additional reserves for excess inventory. In addition, we may have to extend more and longer credit terms to our customers, which could negatively impact our cash and possibly result in higher bad debt expense. We cannot give assurances that we will be successful in matching our inventory purchases with anticipated shipment volumes. As a result, we may fail to control the amount of inventory on hand and may be forced to take unanticipated additional reserves. Such additional inventory reserves, if required, would decrease our profits.

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

In addition, we are affected by the allocation and auction of the radio frequency spectrum by governmental authorities both in the United States and internationally. Such governmental authorities may not allocate sufficient radio frequency spectrum for use by our products or we may not be successful in obtaining regulatory approval for our products from these authorities. Historically, in many developed countries, the unavailability of frequency spectrum has inhibited the growth of wireless telecommunications networks. In addition, to operate in a jurisdiction, we must obtain regulatory approval for our products. Each jurisdiction in which we market our products has its own regulations governing radio communications. Products that support emerging wireless telecommunications services can be marketed in a jurisdiction only if permitted by suitable frequency allocations, auctions and regulations. The process of establishing new regulations is complex and lengthy. If we are unable to obtain sufficient allocation of radio frequency spectrum by the appropriate governmental authority or obtain the proper regulatory approval for our products, our business, financial condition and results of operations may be harmed.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of our market risks, see “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4. CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report.

b. Changes in internal control over financial reporting. There has been no significant change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

We are currently a named defendant in a preference claim matter pursuant to the U.S. Bankruptcy Code. We believe that we have made the appropriate reserve to account for this contingency in prior quarters. We are vigorously defending this matter but, as with any litigation, we make no representation or prediction with respect to the outcome of the litigation. In addition, we are subject to legal proceedings and claims that arise in the normal course of our business.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

For a list of exhibits to this Quarterly Report on Form 10-Q, see the exhibit index located on page 54.

(b) Reports on Form 8-K

On October 22, 2003, we furnished a current report on Form 8-K regarding a press release announcing our financial results for the second quarter of fiscal year 2004, which ended on September 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEX NETWORKS, INC.

Date: February 12, 2004	By	/s/ Carl A. Thomsen

Carl A. Thomsen Senior Vice President, Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1	Certificate of Ownership and Merger merging Stratex Networks, Inc. into Digital Microwave Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2000).

3.1	Certificate of Amendment to the Restated Certificate of Incorporation amended as of August 9, 2000 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2000).

3.2	Amended and Restated Bylaws, dated as of October 17, 2001 (incorporated by reference to Exhibit 3.2 to the company’s Quarterly Report on Form 10-Q filed on November 13, 2001).

3.3	Certificate of Amendment to the Restated Certificate of Incorporation, amended as of September 9, 2002 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10Q filed on November 14, 2002).

4.1	Form of Indenture (incorporated by reference to Exhibit 4.3 to the company’s registration statement filed on Form S-3 on November 28, 2000).

4.2	Form of Debt Warrant Agreement, including form of Debt Warrant Certificate (incorporated by reference to Exhibit 4.4 to the company’s Registration Statement filed on Form S-3 on November 28, 2000).

4.3	Form of Common Stock Warrant Agreement, including form of Common Stock Warrant Certificate (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement filed on Form S-3 on November 28, 2000).

4.4	Form of Senior Debenture (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement filed on Form S-3 on November 28, 2000).

4.5	Loan and Security Agreement between Stratex Networks, Inc. and Silicon Valley Bank dated January 21, 2003 (incorporated by reference to Exhibit 4.5 filed on Form 10-K on May 19, 2003).

10.1	Amended and Restated Loan and Security Agreement between Stratex Networks, Inc and Silicon Valley Bank, dated January 21, 2004 (incorporated by reference to exhibit 10.1 filed on Form 8-K on January 22, 2004).

31.1	Certification of Charles D. Kissner, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Carl A. Thomsen, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Charles D. Kissner, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Carl A. Thomsen, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.