Form 10-K
period 2004-03-31
STRATEX NETWORKS INC
filed 2004-05-27
CIK 812703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended March 31, 2004

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from              to              .

Commission file number 0-15895

STRATEX NETWORKS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0016028
(State of Incorporation)	(I.R.S. Employer Identification No.)

120 Rose Orchard Way San Jose, California	95134
(Address of Principal Executive Offices)	(Zip Code)

(Registrant’s Telephone Number, Including Area Code): 408-943-0777

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.01 Per Share

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The aggregate market value of the voting and non voting common stock held by non-affiliates of the registrant, based on the closing price of the common stock of $3.85 per share on the Nasdaq National Market as of September 30, 2003 was approximately $169,741,618.

As of May 14, 2004, there were 84,171,435 shares of Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the registrant’s Annual Report to Stockholders for the year ended March 31, 2004 are incorporated by reference into Parts I and II of this Annual Report on Form 10-K. With the exception of those portions which are incorporated by reference, the registrant’s Annual Report to Stockholders for the year ended March 31, 2004 is not deemed filed as part of this Annual Report on Form 10-K.

2. Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on August 16 or 17 (pending Board decision), 2004 are incorporated by reference into Part II, Item 5 and Part III of this Annual Report on Form 10-K.

STRATEX NETWORKS, INC.

2004 FORM 10-K ANNUAL REPORT

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

Web Site Access to Company’s Reports

Our Internet Web site address is www.stratexnet.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our Web site as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (the “Commission”). We will also provide the reports in electronic or paper form free of charge upon request. Furthermore, all reports we file with the Commission are available free of charge via EDGAR through the Commission’s Web site at www.sec.gov. In addition, the public may read and copy materials filed by us at the Commission’s public reference room located at 450 Fifth St., N.W., Washington, D.C., 20549 and may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

Introduction

Stratex Networks, Inc., formerly known as Digital Microwave Corporation and DMC Stratex Networks, Inc., was incorporated in California in 1984 and reorganized as a corporation in 1987 under the laws of the State of Delaware. In August 2002, we changed our name from DMC Stratex Networks, Inc. to Stratex Networks, Inc. (the “Company”). We are a leading provider of innovative wireless transmission solutions to mobile wireless carriers and data access providers around the world. Our solutions also address the requirements of fixed wireless carriers, enterprises and government institutions that operate broadband wireless networks. We design, manufacture and market a broad range of products that offer a wide range of transmission frequencies, ranging from 0.3 GigaHertz (GHz) to 38 GHz, and a wide range of transmission capacities, typically ranging from 64 Kilobits to 2XOC-3 or 311 Megabits per second (Mbps). In addition to our product offerings, we provide network planning, design and installation services and work closely with our customers to optimize transmission networks.

We have a long history of introducing innovative products into the telecommunications industry. For example, in 2001, we introduced the Vantex chip set, which integrates high-order Quadrature Amplitude Modulation (QAM), forward error correction and adaptive equalization, all essential components in high-performance wireless radios, into one common chipset. In 2002, we introduced the Altium MX platform, which utilizes the Vantex chipset and provides a high capacity wireless solution, allowing the deployment of voice and advanced data services for mobile backhaul, fixed wireless access and private network applications. Our newest product platform, Eclipse, introduced in July 2003, is one of the first wireless transmission platforms that combines a broad range of wireless transmission functions with a network processing node, containing many functions that previously had to be separately purchased from one or more equipment suppliers. Eclipse has the flexibility to increase transmission speeds and adjust capacity with software upgrades and is designed to simplify complex networks and lower the total cost of ownership over the product life.

In fiscal 2004, we acquired net assets of Plessey Broadband Wireless, a division of Tellumat (Pty) Ltd. (“Tellumat”) located in Cape Town, South Africa. With the acquisition of these net assets, we have obtained a license-exempt telecommunications product line. We believe that this product line compliments our existing licensed product lines and will expand our market presence in the license exempt market. Prior to the acquisition of Plessey Broadband Wireless, we private labeled this product from them.

Our sales of all of our product lines are generated primarily through our worldwide direct sales force. We also generate sales through base station suppliers, distributors and agents.

We have sold over 270,000 microwave radios, which have been installed in over 150 countries. We market our products to service providers directly, as well as indirectly through our relationships with original equipment manufacturer (“OEM”) base station suppliers.

Industry Background

Wireless transmission networks are constructed using microwave radios and other equipment to connect cell sites, switching systems, wireline transmission systems and other fixed access facilities. Wireless networks range in size from a single transmission link connecting two buildings to complex networks comprised of thousands of wireless connections. The architecture of a network is influenced by several factors, including the available radio frequency spectrum, coordination of frequencies with existing infrastructure, application requirements, environmental factors and local geography.

In the past three years, the wireless telecommunications industry has experienced a significant downturn that has caused wireless carriers to make material cuts in the capital expenditures that they allocate to network maintenance and expansion. Despite cost rationalization by service providers, worldwide demand for high-performance, high-capacity and high-speed wireless transmission products continues to grow at a higher rate than the wireless infrastructure market. This growth is directly related to the growth in both the use of mobile wireless communications networks and the increased demand for fixed wireless transmission solutions. Major driving factors for such growth include the following:

•	Increase in Global Wireless Subscribers and Minutes of Use. The number of global wireless subscribers and minutes of use per subscriber are expected to continue to increase significantly. The primary drivers include increased subscription, increased voice minutes of use per subscriber and the growing use by subscribers of data applications. According to an independent report published by Merrill Lynch’s Global Wireless Matrix, the number of global wireless subscribers and minutes of use increased at a compounded annual growth rate of 20% and 12%, respectively, in calendar year 2003. They project subscriber growth in calendar year 2004 to be 14%. Moreover, the rapidly increasing volume of voice, data and video traffic has created an even higher demand for transmission capacities.

•	Increased establishment of mobile and fixed wireless telecommunications infrastructures in developing countries. In many parts of the world, telecommunications services are inadequate, unreliable or non-existent because of the lack of existing infrastructures. To service providers in developing countries seeking to rapidly increase the availability and quality of telecommunications and internet access services, wireless solutions are an attractive alternative to the construction or leasing of traditional wireline networks, given their relatively low cost and ease of deployment. As a result, there has been an increased establishment of mobile and fixed wireless telecommunications infrastructures in developing countries. Emerging telecommunications markets in Africa, Asia, the Middle East, Latin America and Eastern Europe are characterized by a need to build out basic telecommunications systems.

•	Technological advances, particularly in the wireless telecommunications market. The demand for cellular telephone and other wireless services and devices continues to increase due to technological advances and increasing consumer demand for connectivity to data and voice services.

The demand for fixed broadband access networks has also increased due to data transmission requirements resulting from Internet access demand. Similar to cellular telephone networks, wireless broadband access is typically less expensive to install and can be installed more rapidly than a wireline or fiber alternative.

•	Global deregulation of telecommunications market and allocation of radio frequencies for broadband wireless access. Regulatory authorities in different jurisdictions allocate different portions of the radio frequency spectrum for various telecommunications services. Many countries have privatized the state-owned telecommunications monopoly and opened their markets to competitive network service providers. Often these providers choose wireless transmission services, which causes an increase in the demand for transmission solutions. Such global deregulation of the telecommunications market and the related allocation of radio frequencies for broadband wireless access transmission have spurred competition to supply wireless-based transmission systems.

We believe that as broadband access and telecommunications requirements grow, wireless systems will continue to be used as transmission systems to support a variety of existing and expanding communications networks and applications. In this regard, we believe that wireless systems will be used to address the connection requirements of several markets and applications, including the broadband access market, cellular applications, and private networks.

Our Solution

Our solutions are designed to meet the various needs of our wireless transmission customers. Our solutions offer the following benefits:

•	Comprehensive product line. We offer a comprehensive product line of transmission solutions, network monitoring systems and control systems that address a wide range of transmission frequencies, ranging from 0.3 GHz to 38 GHz, and a wide range of transmission capacities, typically ranging from 64 Kilobits to 2XOC-3 or 311 Mbps. Our newest product platform, Eclipse, introduced in July 2003, is one of the first transmission platforms that combines a broad range of wireless transmission functions with a network processing node, containing many functions that previously had to be separately purchased from one or more equipment suppliers. Eclipse includes node management, multiplexing, routing and cross-connect functions, as well as the flexibility to increase transmission speeds and adjust capacity through software upgrades. Eclipse is designed to simplify complex networks and lower the total cost of ownership over the product life.

•	Flexible, easily configurable products. Our use of standard design platforms, flexible architectures and chip designs and software configurable features allows us to offer our customers high-performance products with a high degree of flexibility and functionality, while shortening the time required for us to develop new configurations and capabilities. The software features of many of our products provide our customers with a greater degree of flexibility in installing, operating and maintaining their networks. The scalability of our solutions allows our customers to add features at a relatively low incremental cost. For example, Eclipse, our newest product, is a highly scalable and configurable, single platform product. The Eclipse platform utilizes a highly software configurable architecture design, which enables capacity upgrades and provides users with the ability to adapt to changing conditions with minimal cost and disruption. We believe that Eclipse will make it easier for users to plan and deploy their networks.

•	Low total cost of ownership of Eclipse. Compared to current products, our new Eclipse solution has a relatively low total cost of ownership, based on overall initial acquisition, installation and ongoing operation and maintenance costs. This is due to the following factors: with a single platform, the number of parts is reduced, less rack space is required and fewer spare parts are needed; installation costs are lower because of a simpler installation process due to built in capability, resulting in less ancillary equipment; and maintenance and operation costs are lower because of the fewer number of parts required to obtain the same functionality and a longer product life. The highly configurable Eclipse platform also results in a lower total cost of ownership by providing users with the ability to adapt to changing conditions or increase network capacity with minimal cost and disruption.

•	Consulting and support. In addition to our product offerings, we provide network planning, design and installation services and work closely with our customers to optimize transmission networks. Our sales personnel are highly trained to assist customers with selecting and configuring wireless systems suitable for the customer’s particular needs.

Our Strategy

Our objective is to enhance our position as a leading provider of innovative wireless transmission solutions for the worldwide telephone wireless network interconnection and broadband wireless access markets. To achieve this objective, our strategy is to:

•	Continue to serve our existing customer base and leverage our global presence and distribution channels. Since 1985, we have sold over 270,000 microwave radios, which have been installed in over 150 countries. Over 98% of our net sales in fiscal 2004 and 95% of our net sales in fiscal 2003 were derived outside the United States. We intend to leverage our customer base, longstanding presence in many countries and distribution channels to continue to sell existing and new products. We believe we are well positioned to continue to address worldwide market opportunities for wireless infrastructure suppliers.

•	Continue to introduce innovative solutions to meet the needs of our customers. We have a long history of introducing innovative products into the telecommunications industry. For example, in 2001, we introduced the Vantex chip set, which integrates high-order QAM modulation, forward error correction and adaptive equalization, all essential components in high-performance wireless radios, into one common chipset. In 2002, we introduced the Altium MX platform, which utilizes the Vantex chipset and provides a high capacity wireless solution, allowing the deployment of voice and advanced data services for mobile backhaul, fixed wireless access and private network applications. In July 2003, we introduced our newest product Eclipse, one of the first transmission platforms that combines a broad range of wireless transmission functions with a network processing node, containing many functions that previously had to be separately purchased from one or more equipment suppliers. As a result, we believe that Eclipse is a significant innovation that addresses customer needs and we have begun to market Eclipse aggressively to new and existing customers. We also intend to continue our history of developing and introducing innovative products, enhancing our products, maintaining technological competitiveness and meeting customer requirements through internal development and acquisition.

•	Expand existing markets and explore new market opportunities. We intend to expand our presence in the mobile wireless market by exploiting market opportunities created by the growing number of global wireless subscribers, increasing global minutes of use and increasing data transmission. We also intend to expand our fixed wireless and enterprise businesses through marketing and sales of our existing products and new products including Eclipse and the license-exempt product line recently acquired in connection with our acquisition of Plessey Broadband Wireless, a division of Tellumat, Pty Ltd., a South African company.

Financial information by operating segment and geographic area

For financial information by operating segment and product category, see note 16 “Operating Segment and Geographic Information” to the Consolidated Financial Statements of our 2004 Annual Report to Stockholders.

Existing Products

Our principal product families include the AltiumMX, XP4™, DART™, DXR® 700, DXR® 200, DXR® 100, ProVision®, VeloxLE™ and our recently introduced wireless platform consisting of an Intelligent Node Unit called Eclipse™ (“Eclipse”). An Intelligent Node Unit is a network node able to support multiple radio paths.

High Capacity Radio

AltiumMX. The AltiumMX digital microwave radio is the latest generation of the Altium product, which originally began volume shipments in January 1999, and provides high capacity solutions in microwave and millimeter wave bands. The AltiumMX, a Synchronous Optical Networks (SONET)/Synchronous Digital Hierarchy (SDH) capable digital microwave radio, can wirelessly extend or complete SONET and SDH transport networks to complement, or be an alternative to, fiber deployment. Altium additionally features a fully integrated SDM add/drop multiplexer option. AltiumMX’s key attributes of size, performance, flexibility and rapid deployment bring benefits to both interconnect and access applications. AltiumMX digital microwave radios operate at frequencies of 6, 7, 8, 11, 13, 15, 18, 23, 26, 28 and 38 GHz and at OC-3/ STSM-1 (capacity of 155 Mbps) or 2XOC-3 (capacity of 311 Mbps). AltiumMX incorporates the Vantex chipset, which we introduced in February 2001, utilizing features such as high-order QAM modulation (up to 256 QAM), forward error correction, and adaptive equalization. These are all essential components in high-performance wireless radio products. With products enabled by the Vantex chipset, we can achieve required capacities in a single chipset with significant cost savings.

Medium-to-Low Capacity Radios

XP4 Plus. The XP4 Plus series of digital microwave radios provides low-to-medium capacity microwave radio systems for cellular base station connections and fixed wireless access. The XP4 Plus digital microwave radio is deployed worldwide and has comprehensive regulatory approvals for a wide variety of applications and conditions. XP4 Plus options include protection (redundancy), high power, Simple Network Management Protocol (SNMP), Automatic Transmit Power Control (ATPC), and a 100BT Ethernet interface. XP4 Plus has broad platform coverage from 7 to 38 GHz, international deployment capacities of 2/4/8/16xE1 and 1xE3, and U.S. deployment frequencies of 15-38 GHz, and capacities of 4/8xDS-1 and 1xDS-3.

DART. The DART microwave radio offers a low cost single E1 or DS-1 data stream transmission and is designed for a smaller cell site in a wireless network, typically referred to as microcell/ picocell, and last-mile access requirements. DART radio’s compact, all-outdoor design connects directly to base station equipment via a single twisted-pair cable, making it easy to install and a viable, cost effective alternative to leased line facilities. The DART radio can also be used in the build out of wireless Internet access networks. Features of the DART microwave radio include its compact, integrated outdoor unit, low power consumption, programmability from laptop computers, and SNMP compatibility. Available frequencies range from 15 GHz to 38 GHz.

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

Network Monitoring and Control System

ProVision. The ProVision element manager is a centralized network monitoring and control system for all of our products. Based on a UNIX® system platform, the ProVision element manager can support small network systems as well as large networks of up to 1,000 radio links. The ProVision management system is built on open standards, and it seamlessly integrates into higher-level system management products through commonly available interfaces. The ProVision element manager is compatible with all our management-enabled radios, including the Altium MX, XP4 Plus, DART and DXR radio families, as well as our prior radio products and our new Eclipse product platform.

License Exempt Radio Product

VeloxLE. VeloxLE is a license-exempt radio platform that has been added to our product portfolio to provide the flexibility of license-exempt products. It is available in 2.4 and 5.8 GHz, and 1, 2, 4 or 8 T1/E1 configurations. All options of this product are available for up to 50 Mbps with a mix of E1/T1 or Ethernet interface. Prior to October 2003, we private labeled this product from Plessey Broadband Wireless, a division of Tellumat, Pty Ltd., a South African company. In October 2003, we acquired the assets of the Plessey Broadband Wireless division and the product line.

New Product

Eclipse

Eclipse, introduced in July 2003, and with first commercial shipment and related revenue in January 2004, is our newest product and combines the capabilities of the Altium, XP4 Plus and DXR 700 products into one product platform. Eclipse has the following benefits:

•	Simplifies complex networks. Each Eclipse Intelligent Node Unit, or INU, is a complete network node, able to support multiple radio paths. Eclipse allows operators to replace multiple products in their network with a single INU;

•	Single, common product platform with a low total cost of ownership. Eclipse is a wireless platform that combines low and high capacity, as well as high power capability into a single, common product platform designed to significantly lower the total cost of ownership of wireless networks over the product life. With a single platform, Eclipse requires fewer parts, less rack space and fewer spare parts than the combination of our current radio products and the non-radio components supplied by other equipment suppliers, which are required for a complete installation. The integration of multiple features in the INU simplifies the installation process and requires less cabling, thereby reducing total installation costs. In addition, over the product life, maintenance and operating costs are anticipated to be significantly lower due to the fewer parts and spares and the capability of increasing capacity as needed through remote software upgrades;

•	Comprehensive capability. Eclipse is designed to cover low to high capacities, long and short haul, wide frequency coverage (5 to 38 GHz) and traditional TDM and Ethernet. It also includes a built-in add-drop multiplexer and integrated cross-connect capability;

•	Easily configurable. Eclipse is configurable with software, allows easy capacity upgrades, and provides users with the ability to adapt to changing conditions with a minimum of cost and disruption. Eclipse is designed to make it easier for users to plan and deploy their networks and requires less training of installation personnel;

•	New software-based management solutions enable greater control over the network. New software-based management solutions, including the Eclipse Portal craft tool and the latest release of ProVision, designed to enable greater control over a network by providing simple, user-focused, local or remote configuration control and status monitoring; and

•	Increased network reliability. Eclipse has been designed to provide increased network reliability to our carrier customers. We have closely monitored the predicted mean time between failures throughout the development process for Eclipse. In addition, with less cabling, less rack space, and fewer spare parts, Eclipse is designed to have a significantly lower failure rate than current products.

Customers

We market our products primarily to mobile wireless carriers around the world. Our solutions also address the requirements of fixed wireless carriers, enterprises and government institutions that operate broadband wireless networks. We also sell our products to base station suppliers, who provide and install integrated systems to service providers, and to distributors, including value-added resellers (VARs) and agents.

Although we have a large customer base, during any given quarter, a small number of customers may account for a significant portion of our net sales. In certain circumstances, we sell our products to service providers through OEMs, which provide the service providers with access to financing and in some instances, protection from fluctuations in foreign currency exchange rates. Our top customer in net sales in fiscal 2004 was MTN Nigeria Communications Ltd. (19%). Our top two customers in net sales for fiscal 2003 were MTN Nigeria Communications Ltd. (11%) and Motorola (Thailand) Ltd. (10%). Our top customer in net sales for fiscal 2002 was Beijing Telecom Equipment Factory (15%). No other customer, other than the ones mentioned above, accounted for more than 10% of net sales for each of the three fiscal years ending March 31, 2004. At March 31, 2004, three of our customers accounted for approximately 12%, 12% and 11% of our $59.1 million backlog.

Sales, Marketing and Service

We believe that a direct and continuing relationship with service providers is a competitive advantage in attracting new customers and satisfying existing ones. As a result, we offer our products and services principally through our own sales, service and support organization, which allows us to closely monitor the needs of our customers. We have offices in the United States, Mexico, Colombia, Argentina, Brazil, the United Kingdom, Portugal, France, Poland, Germany, Greece, South Africa, the United Arab Emirates, India, Singapore, the People’s Republic of China, Malaysia, Thailand, the Philippines, New Zealand, Nigeria and Australia. Our local offices provide us with a better understanding of our customers’ needs and enable us to respond to local issues and unique local requirements. In selected countries, we also market our products through agents, distributors and VARs, as well as base station suppliers.

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

As of March 31, 2004, we employed approximately 254 employees in our sales, marketing, service and support organization. Our sales personnel are highly trained to provide the customer with assistance in selecting and configuring a digital microwave transmission system suitable for the customer’s particular needs. We have service and support centers in Scotland and the Philippines. Our Scotland service center supports our global customer base and the Philippines service center provides support primarily for our Asian customers. Our customer service and support personnel provide customers with training, installation, service and maintenance of our systems under contract. We generally offer a conditional warranty for all customers on all of our products. We provide warranty and post-warranty services from our manufacturing locations in the United States, New Zealand and South Africa and our service centers in Scotland and the Philippines.

Research and Development

We are, and historically have been, an industry innovator. For example, in 1999, we introduced Altium providing both SDH and SONET broadband transport capability. In 2001, we introduced the Vantex chip set integrating high-order QAM. In 2002, we introduced the Altium MX platform, which utilizes the Vantex chipset. Our newest product platform, Eclipse, introduced in July 2003, is one of the first transmission platforms that combines a broad range of wireless transmission functions with a network processing node, containing many functions that previously had to be separately purchased from one or more equipment suppliers.

Consistent with our history and strategy of introducing innovative products, we intend to continue to focus significant resources on product development to maintain our competitiveness and to support our entry into new markets. We maintain new product development programs that could result in new products and expansion of the Eclipse product line.

We believe that our ability to enhance our current products, develop and introduce new products on a timely basis, maintain technological competitiveness and meet customer requirements is essential to our success. Accordingly, we allocate, and intend to continue to allocate, a significant portion of our resources to research and development efforts. During fiscal 2004, we invested $17.2 million or 10.9% of net sales on research and development, compared to $14.4 million or 7.3% of net sales in fiscal 2003 and $18.5 million or 8.1% of net sales in fiscal 2002. We expect our research and development spending to be slightly higher in fiscal 2005 due to the acquisition of Plessey Broadband Wireless in the third quarter of fiscal 2004. As of March 31, 2004, we employed a total of approximately 149 people in our research and development organizations in San Jose, California and Wellington, New Zealand.

Manufacturing

We primarily employ an outsourced manufacturing strategy that relies on contract manufacturers for manufacturing services. We have outsourced the majority of our manufacturing operations to Microelectronics Technology Inc. (MTI) in Taiwan and to GPC Electronics in Australia. Pursuant to our arrangement with MTI, MTI has assumed assembly, integration and testing of our Altium product family, as well as assembly and testing of the Outdoor Unit portion of our XP4 Plus, DART and the new Eclipse product lines. GPC Electronics is the primary supplier for the production of the Indoor Unit portion of our XP4 and the new Eclipse product as well as the assembly, integration and testing of our DXR product line. We have retained product design and research and development functions for these products.

In addition to the outsourcing of our manufacturing, we have manufacturing facilities at San Jose, California, Wellington, New Zealand and our new facility at Cape Town, South Africa. Our manufacturing operations at San Jose consist primarily of software configuration, system testing and quality management of our products. Our facility in Wellington, New Zealand is primarily responsible for the system testing and software configuration of our DXR product family of products. It is also our key software research and development center and has played a major role in the development of the new Eclipse product. Our new facility in Cape Town, South Africa manufactures our Velox family of license exempt products. Our manufacturing operations have been certified to International Standards Organization (ISO) 9001, a recognized international quality standard. With the exception of our facility in Cape Town, South Africa, we have also been certified to the TL9000 standard, a Telecommunication Industry specific quality system standard. As of March 31, 2004, we employed 108 people in manufacturing and manufacturing support functions.

Backlog

Our backlog at March 31, 2004 was $59.1 million, compared with $50.1 million at March 31, 2003. We only include orders scheduled for delivery within twelve months in our backlog. Product orders in our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period because of the timing of orders, delivery intervals, customer and product mix, and the possibility of changes in delivery schedules and additions or cancellations of orders.

Competition

The wireless interconnection and access business is a specialized segment of the wireless telecommunications industry and is extremely competitive. We expect that competition will increase. Many of our competitors have more extensive engineering, manufacturing and marketing capabilities and significantly greater financial, technical, and personnel resources than us. In addition, some of our competitors may have greater name recognition, broader product lines, a larger installed base of products and longer-standing customer relationships. Our primary existing and potential competitors include established and emerging companies, such as Alcatel, L.M. Ericsson, the Microwave Communications Division of Harris Corporation, NEC, Nera Telecommunications, Nokia and Siemens AG. Some of our competitors have product lines that compete with ours, and are also OEMs through which we market and sell our products.

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

Intellectual Property

Our ability to compete depends, in part, on our ability to obtain and enforce intellectual property protection for our technology in the United States and internationally. We rely upon a combination of trade secrets, trademarks, patents and contractual rights to protect our intellectual property. We presently have a total portfolio of seven issued patents, including one foreign patent, and six pending patents, four of which relate to technologies developed in connection with Eclipse. In addition, we enter into confidentiality and invention assignment agreements with our employees, and enter into non-disclosure agreements with our suppliers and appropriate customers so as to limit access to and disclosure of our proprietary information.

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

Raw Materials and Supplies

Because we outsource majority of our manufacturing, we are dependent upon subcontractors to meet performance and quality specifications and delivery schedules. In some cases, we help our sub-contractors procure certain components in order to meet our delivery schedules. To date, while we have been impacted by financial and performance issues of some of our suppliers and subcontractors, we have not been materially adversely affected by the inability to obtain raw materials or products.

Employees

As of March 31, 2004, we employed 617 full-time, part-time and temporary employees. None of our employees are represented by a collective bargaining agreement. Our future performance will depend in large measure on our ability to attract and retain highly skilled employees. We have never experienced a work stoppage and believe our relationship with our employees is good.

Factors That May Affect Future Financial Results

The statements contained in this Annual Report on Form 10-K concerning our future products, expenses, revenues, gross margins, liquidity and cash needs, as well as our plans and strategies, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. All statements, trend analyses and other information contained herein about the markets for our services and products and trends in revenue, as well as other statements identified by the use of forward-looking terminology, including “anticipate,” “believe,” “plan,” “estimate,” “expect,” “goal” and “intend”, or the negative of these terms or other similar expressions, constitute forward-looking statements. These forward-looking statements are based on current expectations, and we assume no obligation to update this information. The forward looking statements in this Annual Report include, without limitation, statements regarding:

•	Our expectation that the number of global wireless subscribers and minutes of use per subscriber will continue to increase significantly;

•	Our belief that as broadband access and telecommunications requirements grow, wireless systems will continue to be used as transmission systems to support a variety of existing and expanding communications networks and applications;

•	Our belief that wireless systems will be used to address the connection requirements of several markets and applications, including the broadband access market, cellular applications, and private networks;

•	Our intention to leverage our customer base, longstanding presence in many countries and distribution channels to continue to sell existing and new products;

•	Our belief that we are well positioned to continue to address worldwide market opportunities for wireless infrastructure suppliers;

•	Our belief that Eclipse is a significant innovation that addresses customer needs;

•	Our intention to continue our history of developing and introducing innovative products, enhancing our products, maintaining technological competitiveness and meeting customer requirements through internal development and acquisition;

•	Our intention to expand our presence in the mobile wireless market by exploiting market opportunities created by the growing number of global wireless subscribers, increasing global minutes of use and increasing data transmission;

•	Our intention to expand our fixed wireless and enterprise businesses through marketing and sales of our existing products and new products including Eclipse and the license-exempt product line recently acquired in connection with our acquisition of Plessey Broadband Wireless;

•	Our belief that a direct and continuing relationship with service providers is a competitive advantage in attracting new customers and satisfying existing ones;

•	Our expectation that our research and development spending will be slightly higher in fiscal 2005 due to the acquisition of Plessey Broadband Wireless in the third quarter of fiscal 2004;

•	Our expectation that competition will increase;

•	Our belief that our ability to compete successfully will depend on a number of factors both within and outside our control, including price, quality, availability, customer service and support, breadth of product line, product performance and features, rapid time-to-market delivery capabilities, reliability, timing of new product introductions by us, our customers and our competitors, the ability of our customers to obtain financing, uncertainty of regional socio- and geopolitical factors;

•	Our expectation to continue to experience declining average sales prices for our products;

•	Our expectation that international sales will continue to account for the majority of our net product sales for the foreseeable future;

•	Our belief that successful new product introductions provide a significant competitive advantage because customers make an investment of time in selecting and learning to use a new product, and are reluctant to switch thereafter;

•	Our anticipation that our available cash and cash equivalents at March 31, 2004 combined with anticipated receipts of outstanding accounts receivable, the liquidation of other current assets and our $35 million revolving credit facility should be sufficient to meet our anticipated needs for working capital and capital expenditures through March 31, 2005;

•	Our belief that the product line we acquired from Tellumat complements our existing licensed product lines and will expand our market presence in the license-exempt market;

•	Our belief that Eclipse will make it easier for users to plan and deploy their networks;

•	Our expectation that the telecommunications industry will continue to experience significant consolidation among its participants;

•	Our intent to consider opportunities to raise additional capital through a public offering of convertible bonds; and

•	Our belief that our facilities are adequate to meet our anticipated needs for the foreseeable future.

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

In July 2003, we introduced our latest product, Eclipse. Eclipse is a wireless platform consisting of an Intelligent Node Unit and an Outdoor Unit. The platform utilizes a nodal architecture and combines multiplexing, routing and cross-connection functions with low to high capacity wireless transmission into a single system. To a large extent, our future profitability depends on the successful commercialization of Eclipse. We began to market the Eclipse product in 2003 and have recorded our first sales in January 2004. Because Eclipse represents a new innovative solution for wireless carriers, we cannot give assurances that we will be able to successfully market this product. If Eclipse does not achieve broad market acceptance, we may not be able to recoup the significant amount of research and development expenses associated with the development and introduction of this product and our business could be negatively impacted. Should the introduction of Eclipse be unsuccessful, there would be a material adverse effect on our business, financial condition and results of operations.

Because a significant amount of our revenues comes from a few customers, the termination of any of these customer relationships may harm our business.

Sales of our products are concentrated in a small number of customers. The following table summarizes the number of our significant customers, each of whom accounted for more than 10% of our revenues for the year indicated, along with the percentage of revenues they individually represent.

	Years ended March 31,
	2004	2003	2002
Number of significant customers	1	2	1
Percentage of net sales	19%	11%, 10%	15%

The worldwide telecommunications industry is dominated by a small number of large corporations, and we expect that a significant portion of our future product sales will continue to be concentrated in a limited number of customers. In addition, our customers typically are not contractually obligated to purchase any quantity of products in any particular period, and product sales to major customers have varied widely from period to period. In addition, as a result of the ongoing global tightening of the capital markets for telecommunications and mobile cellular projects, the demand for our products and services has decreased and may continue to decrease. The loss of any existing customer, a significant reduction in the level of sales to any existing customer, or our inability to gain additional customers could result in further declines in our revenues. If these revenue declines occur, our business, financial condition, and results of operations would be harmed.

Due to the significant volume of our international sales, we are susceptible to a number of political, economic and geographic risks that could harm our business.

We are highly dependent on sales to customers outside the United States. During fiscal 2004 net sales to international customers accounted for 98% of the net sales. During fiscal 2002 and 2003, sales to international customers accounted for 92% and 95% of our net sales, respectively. In fiscal 2004, 2003 and 2002, sales to the Middle East/Africa region accounted for approximately 33%, 24% and 16% of our net sales, respectively. Also, significant portions of our international sales are in lesser developed countries. We expect that international sales will continue to account for the majority of our net product sales for the foreseeable future. As a result, the occurrence of any international, political, economic or geographic event that adversely affects our business could result in significant revenue shortfalls. These revenue shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks and challenges of doing business internationally include:

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

In addition, the terrorist attack of September 11, 2001, the subsequent military response by the United States, the aftermath of the U.S. war against Iraq, and the general socio- and geopolitical conditions in the Middle East, have negatively impacted, and may continue to negatively impact, the economy in general. This could impact our current and future business in the Middle East and could result in our customers delaying or canceling the purchase of our products, which would have a significant negative impact on our revenues. However, the redevelopment of these regions has provided us with sales opportunities recently and may continue to provide sales opportunities in future periods.

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

Our business requires extensive credit risk management that may not be adequate to protect against customer nonpayment. Risks of nonpayment and nonperformance by customers are a major consideration in our business. Our accounts receivable balance is also concentrated among a few customers, increasing our credit risk. The following table summarizes the number of our significant customers, each of whom accounted for more than 10% of accounts receivable at the end of the year indicated, along with the percentage of accounts receivable they individually represent. No other customer accounted for more than 10% of the accounts receivable balance at the end of the years indicated.

	As of March 31,
	2004	2003
Number of significant customers	3	3
Percentage of accounts receivable balance	30%, 22%, 11%	16%, 16%, 14%

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

During fiscal 2004, we used a significant amount of cash. This use of cash was primarily because of higher inventory levels to support the rollout of our new product Eclipse, net losses from operations, our acquisition of Plessey Broadband Wireless and our extension of terms of credit to some of our customers in order to establish and favorably position ourselves in certain key markets. If we continue to use cash at this rate we may need significant additional financing, which we may seek to raise through, among other things, public and private equity offerings and debt financing. We currently anticipate that our available cash and cash equivalents at March 31, 2004 combined with anticipated receipts of outstanding accounts receivable, the liquidation of other current assets and our $35 million revolving credit facility should be sufficient to meet our anticipated needs for working capital and capital expenditures through March 31, 2005. As of March 31, 2004, we had no amounts borrowed under the $35 million revolving credit facility. On May 27, 2004 we borrowed under this facility approximately $25 million on a long term basis in order to meet our working capital needs. However, if changes occur that would consume available capital resources significantly sooner than we expect, if there is any significant negative impact resulting from poor collection performance, if we are unable to raise sufficient funds in the required time frame on commercially reasonable terms, or we are unable to liquidate other current assets, our working capital may not be sufficient to support our anticipated needs for working capital and capital expenditures through March 31, 2005 and we may not be able to continue to operate our business pursuant to our business plan or we may have to discontinue our operations.

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

Additional risks associated with the outsourcing of our manufacturing operations to Microelectronics Technology, Inc. in Taiwan could include, among other things: (i) political risks due to political issues between Taiwan and The People’s Republic of China, (ii) risk of natural disasters in Taiwan, such as earthquakes and typhoons, (iii) economic and regulatory developments, (iv) an outbreak of SARS and (v) other events leading to the disruption of manufacturing operations.

The global tightening of capital markets for telecommunications and mobile cellular projects may result in excess inventory, which we cannot sell or be required to sell at distressed prices, and may result in longer credit terms to our customers.

Many of our current and potential customers require significant capital funding to finance their telecommunications and mobile cellular projects, which include the purchase of our products and services. Due to the ongoing restrictions in capital markets worldwide, available funding for these projects has been and may continue to be unavailable to some customers and the purchase of our products and services may be slowed or halted. Reduction in demand for our products has resulted in excess inventories on hand, and could result in additional excess inventories in the future. If funding continues to be unavailable to our customers or their customers, we may be forced to write down excess inventory. In addition, we may have to extend more and longer credit terms to our customers, which could negatively impact our cash and possibly result in higher bad debt expense. We cannot give assurances that we will be successful in matching our inventory purchases with anticipated shipment volumes. As a result, we may fail to control the amount of inventory on hand and may be forced write-off additional amounts. Such additional inventory write-offs, if required, would decrease our profits.

In addition, in order to maintain competitiveness in an environment of restrictive third party financing, we may have to offer customer financing that is recorded on our balance sheet. This may result in deferred revenue recognition, additional credit risk and substantial cash usage.

If we fail to manage our internal development or successfully integrate acquired businesses, we may not effectively manage our growth and our business may be harmed.

Future growth of our operations depends, in part, on our ability to introduce new products and develop enhancements to existing products to meet the emerging trends in our industry. We have pursued, and will continue to pursue, growth opportunities through internal development, minority investments and acquisitions of complementary businesses and technologies. For example, on October 3, 2003, we completed the acquisition of the net assets of Plessey Broadband Wireless, a division of Tellumat (Pty) Ltd. Through this acquisition, we obtained a license-exempt telecommunications product line. We cannot provide assurances that we will be able to successfully integrate this product line or this division into our operations and sales programs. We are unable to predict whether and when any other prospective acquisition candidate will become available or the likelihood that any other acquisition will be completed and successfully integrated. Once integrated, acquired businesses may not achieve comparable levels of revenues, profitability or productivity to our existing business or otherwise perform as expected. Also, acquisitions may involve difficulties in the retention of personnel, diversion of management’s attention, risks of our customers and the customers of acquired businesses deferring purchase decisions as they evaluate the impact of the acquisition, unexpected legal liabilities and, tax and accounting issues. Our failure to manage growth effectively could harm our business, financial condition and results of operations.

The unpredictability of our quarter-to-quarter results may harm the trading price of our common stock.

Our quarterly operating results may vary significantly in the future for a variety of reasons, many of which are outside of our control, any of which may harm our business. These factors include:

•	volume and timing of product orders received and delivered during the quarter;

•	our ability and the ability of our key suppliers to respond to changes made by customers in their orders;

•	timing of new product introductions by us or our competitors;

•	changes in the mix of products sold by us;

•	cost and availability of components and subsystems;

•	downward pricing pressure on our products;

•	adoption of new technologies and industry standards;

•	competitive factors, including pricing, availability and demand for competing products;

•	war and acts of terrorism;

•	ability of our customers to obtain financing to enable their purchase of our products;

•	fluctuations in foreign currency exchange rates;

•	regulatory developments; and

•	general economic conditions worldwide.

Our quarterly results are difficult to predict and delays in product delivery or closing of a sale can cause revenues and net income to fluctuate significantly from anticipated levels. In addition, we may increase spending in response to competition or in pursuit of new market opportunities. Accordingly, we cannot provide assurances that we will be able to achieve profitability in the future or that if profitability is attained, that we will be able to sustain profitability, particularly on a quarter-to-quarter basis.

Because of intense competition for highly skilled candidates, we may not be able to recruit and retain qualified personnel.

Due to the specialized nature of our business, our future performance is highly dependent upon the continued services of our key personnel and executive officers, including Charles D. Kissner, who currently serves as our Chairman of the Board and Chief Executive Officer. The loss of any key personnel could harm our business. Our prospects depend upon our ability to attract and retain qualified engineering, manufacturing, marketing, sales and management personnel for our operations. Competition for personnel is intense and we may not be successful in attracting or retaining qualified personnel. The failure of any key employee to perform in his or her current position or our inability to attract and retain qualified personnel could harm our business and deter our ability to expand.

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

Announcements of developments related to our business, announcements by competitors, quarterly fluctuations in our financial results and general conditions in the telecommunications industry in which we compete, or the economies of the countries in which we do business and other factors could cause the price of our common stock to fluctuate, perhaps substantially. In addition, in recent years the stock market has experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. These factors and fluctuations could lower the market price of our common stock and cause our stock to be delisted from NASDAQ.

Item 2. Properties

Our corporate offices and principal research and development facilities are located in San Jose, California in one leased building of approximately 60,000 square feet. We have vacated two other buildings in San Jose of approximately 73,000 square feet; however, we have ongoing lease commitments for these buildings. We also lease two buildings in Milpitas, California totaling 60,000 square feet. One of these buildings is used for warehousing. We have vacated the other building of approximately 28,000 square feet. We have an ongoing lease commitment for the vacated building. In the vacated building, we have sub-tenants occupying the majority of the building. Although we have discontinued our Seattle, Washington operations, we have ongoing lease commitments. The Seattle facility consists of two leased buildings aggregating approximately 101,000 square feet of office and manufacturing space.

We also own a 44,000 square foot service and repair facility in Hamilton, Scotland. We own an additional 28,000 square feet of office and manufacturing space in Wellington, New Zealand. We lease about 18,000 square feet of office, research and development and manufacturing space in Cape Town, South Africa. Additionally, we lease an aggregate of approximately 32,000 square feet worldwide for sales, customer service and support offices. We believe these facilities are adequate to meet our anticipated needs for the foreseeable future.

Item 3. Legal Proceedings

We are currently a named defendant in a preference claim matter pursuant to the U.S. Bankruptcy Code. We believe that we have made the appropriate reserve to account for this contingency in prior quarters. We are vigorously defending this matter but, as with any litigation, we make no representation or prediction with respect to the outcome of the litigation. Except for the foregoing legal proceeding, we are not currently party to any material legal proceedings; however we are periodically subject to legal proceedings and claims that arise in the ordinary course of our business. While management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect our financial position, results of operations, or liquidity, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur, or if protracted litigation were to ensue, the impact could be material to us.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

The section labeled “Quarterly Financial Data” and “Other Equity Compensation Plan Information” appearing in our 2004 Annual Report to Stockholders is incorporated herein by reference.

Item 6. Selected Financial Data

The section labeled “Selected Consolidated Financial Data” appearing in our 2004 Annual Report to Stockholders is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2004 Annual Report to Stockholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information appearing under the caption “Quantitative and Qualitative Disclosures About Market Risk” in our 2004 Annual Report to Stockholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data, and related notes and Report of Independent Auditors appearing in our 2004 Annual Report to Stockholders are incorporated herein by reference.

Item 9. Changes in and Disagreements with Independent Auditor on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a)	Evaluation and disclosure controls and procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report.

(b)	Changes in internal controls. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

(c)	Limitations on the Effectiveness of Controls. Our management, including the Principal Executive Officer and Principal Financial Officer, do not expect that our disclosure controls or our internal controls for financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information regarding Directors and Executive Officers appearing under the headings “Executive Officers” and “Proposal 1: Election of Directors” of our definitive Proxy Statement to be filed hereafter for the annual meeting of stockholders to be held on August 16, 2004 is incorporated herein by reference. The information under the heading “Compliance with Section 16(a) of the Securities Exchange Act of 1934” of our 2004 Proxy Statement is also incorporated by reference in this section. In addition, the information included under the heading “Corporate Governance Principles and Board Matters” of our 2004 Proxy Statement, identifying the financial expert who serves on the Audit Committee of our Board of Directors is incorporated by reference in this section.

On November 11, 2003, the Company adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, controller and other persons performing similar functions. A copy of the Code of Ethics is filed with the Securities and Exchange Commission as an exhibit along with this Form 10-K and has been posted on the Company’s website at www.stratexnet.com.

Item 11. Executive Compensation

The section entitled “Compensation of Directors” and “Executive Compensation,” of our definitive Proxy Statement to be filed hereafter for the annual meeting of stockholders to be held on August 16, 2004 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Management related Stockholder Matters

The section entitled “Security Ownership of Certain Beneficial Owners and Management” of our definitive Proxy Statement to be filed hereafter for the annual meeting of stockholders to be held on August 16, 2004 is incorporated herein by reference.

In response to the SEC’s Release No. 33-8048, the following information is being provided:

Securities Authorized for Issuance Under Equity Compensation Plans

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under plans (excluding securities listed in column (a))
Equity compensation plans approved by security holders	12,678,029	$5.87	7,996,263
Equity compensation plans not approved by security holders	497,070	$5.31	266,556

Total	13,175,099	$5.85	8,262,819

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

Item 13. Certain Relationships and Related Transactions

The section entitled “Certain Transactions” of our definitive Proxy Statement to be filed hereafter for the annual meeting of stockholders to be held on August 16, 2004 is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

For information required by Item 14 with respect to principal accounting fees and services, see the information set forth under the caption “Audit and Non-Audit Fees Billed to the Company by Deloitte & Touche LLP for the Fiscal Year Ended March 31, 2004” in the definitive Proxy Statement to be filed hereafter for the annual meeting of stockholders to be held on August 16, 2004 which information is incorporated by reference into this Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a) The following documents have been filed as a part of this Annual Report on Form 10-K.

1. Index to Financial Statements

The following consolidated financial statements are contained in our 2004 Annual Report to Stockholders and are incorporated herein by reference pursuant to Item 8:

(i)	Consolidated Balance Sheets as of March 31, 2004 and 2003.

(ii)	Consolidated Statements of Operations for each of the three years in the period ended March 31, 2004.

(iii)	Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended March 31, 2004.

(iv)	Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2004.

(v)	Notes to Consolidated Financial Statements.

(vi)	Reports of Independent Auditors.

2. Financial Statement Schedule

The following consolidated financial statement schedule for each of the three years in the period ended March 31, 2004 is submitted herewith:

Schedule II: Valuation and Qualifying Accounts and Reserves.

Reports of Independent Auditors on Schedule.

Schedules not listed above have been omitted because they are not applicable or required, or information required to be set forth therein is included in the Consolidated Financial Statements, including the Notes thereto, incorporated herein by reference.

3. Exhibits

The exhibits listed on the Exhibit Index beginning on Page 36 hereof.

(b) Reports on Form 8-K

On January 21, 2004, we furnished a current report on Form 8-K regarding a press release announcing our financial results for the third quarter of fiscal year 2004, which ended on December 31, 2003.

On January 22, 2004, we furnished a current report on Form 8-K announcing our Amended and Restated Loan and Security Agreement with Silicon Valley Bank dated January 21, 2004.

(c) See Item 15(a) 3 above

(d) See Item 15(a) 2 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 27, 2004

STRATEX NETWORKS, INC.

By:	/s/ Charles D. Kissner
Charles D. Kissner
Chairman of the Board and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS:

That the undersigned officers and directors of Stratex Networks, Inc. do hereby constitute and appoint Charles D. Kissner and Carl A. Thomsen, and each of them, the lawful attorney and agent or attorneys and agents with power and authority to do any and all acts and things and to execute any and all instruments which said attorneys and agents, or either of them, as may be necessary or advisable or required to enable Stratex Networks, Inc. to comply with the Securities and Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K. Without limiting the generality of the foregoing power and authority, the powers include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Form 10-K report or amendment or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorneys and agents or either of them, shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his name.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Signing Capacity	Date
/s/ Charles D. Kissner Charles D. Kissner	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	May 27, 2004

/s/ Carl A. Thomsen Carl A. Thomsen	Senior Vice President, Chief Financial Officer & Secretary (Principal Financial and Accounting Officer)	May 27, 2004

/s/ Richard C. Alberding	Director	May 27, 2004
Richard C. Alberding

/s/ Edward F. Thompson	Director	May 27, 2004
Edward F. Thompson

/s/ John W. Combs	Director	May 27, 2004
John W. Combs

/s/ James D. Meindl	Director	May 27, 2004
James D. Meindl

/s/ V. Frank Mendicino	Director	May 27, 2004
V. Frank Mendicino

/s/ William A. Hasler	Director	May 27, 2004
William A. Hasler

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Stratex Networks, Inc.

San Jose, California

We have audited the consolidated financial statements of Stratex Networks, Inc. and subsidiaries as of March 31, 2003 and 2004 for the two years then ended, and have issued our report thereon dated May 27, 2004; such financial statements and report are included in your 2004 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the 2003 and 2004 financial statement schedule of the Company listed in Item 15a(2). This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, the 2003 and 2004 financial statement schedule listed in Item 15a(2), when considered in relation to the 2003 and 2004 basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. The financial statement schedule, for the year ended March 31, 2002 was audited by other auditors who have ceased operations. Those auditors expressed an opinion, in their report dated April 22, 2002, that such 2002 financial statement schedule, when considered in relation to the 2002 basic consolidated financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

May 27, 2004

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

/s/ ARTHUR ANDERSEN LLP

San Jose, California

April 22, 2002

Schedule II

Stratex Networks, Inc.

Valuation and Qualifying Accounts and Reserves

Allowance for Doubtful Accounts

(In thousands)

Description of Year	Balance at beginning of year	Charged to Costs and Expenses	Deductions/ Write-off	Balance at End of Year
Year Ended March 31, 2004	$6,395	$33	$(4,055)	$2,373
Year Ended March 31, 2003	$9,315	$213	$(3,133)	$6,395
Year Ended March 31, 2002	$26,643	$6,530	$(23,858)	$9,315

EXHIBIT INDEX

Exhibit Number	Description
2.1	Certificate of Ownership and Merger merging DMC Stratex Networks, Inc. into Digital Microwave Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2000).

3.1	Second Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on May 07, 2004.

3.2	Amended and Restated Bylaws, dated as of October 17, 2001 (incorporated by reference to Exhibit 3.2 to the company’s Quarterly Report on Form 10-Q filed on November 13, 2001).

3.3	Amended and Restated Bylaws, amended as of November 11, 2003.

4.1	Form of Indenture (incorporated by reference to Exhibit 4.3 to the company’s registration statement filed on Form S-3 on November 28, 2000).

4.2	Form of Debt Warrant Agreement, including form of Debt Warrant Certificate (incorporated by reference to Exhibit 4.4 to the company’s Registration Statement filed on Form S-3 on November 28, 2000).

4.3	Form of Common Stock Warrant Agreement, including form of Common Stock Warrant Certificate (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement filed on Form S-3 on November 28, 2000).

4.4	Form of Senior Debenture (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement filed on Form S-3 on November 28, 2000).

4.5	Loan and Security Agreement between Stratex Networks, Inc. and Silicon Valley Bank dated January 21, 2003. (incorporated by reference to exhibit number 4.5 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003).

4.6	Amended and Restated Loan and Security Agreement between Stratex Networks, Inc. and Silicon Valley Bank, dated January 21, 2004 (incorporated by reference to exhibit 10.1 filed on Form 8-K on January 22, 2004).

10.1	Stratex Networks, Inc. 1984 Stock Option Plan, as amended and restated on June 11, 1991 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1991).

10.2	Form of Installment Incentive Stock Option Agreement (incorporated by reference to Exhibit 28.2 to the Company’s Registration Statement on Form S-8 (File No. 33-43155)).

10.3	Form of Installment Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 28.3 to the Company’s Registration Statement on Form S-8 (File No. 33-43155)).

10.4	Form of Indemnification Agreement between the Company and its directors and certain officers (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 33-13431)).

10.5	Stratex Networks, Inc. 1994 Stock Incentive Plan, as amended and restated on May 1, 1996 (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on August 4, 1998).

10.6	Stratex Networks, Inc. 1994 Stock Incentive Plan, as amended and restated on May 1, 1996 (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on August 4, 1998).

10.7	Stratex Networks, Inc. 1998 Non-Officer Employee Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-48535)).

10.8	Restated Employment Agreement, dated as of May 14, 2002, by and between Stratex Networks, Inc. and Charles D. Kissner (incorporated by reference to exhibit number 10.7 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003).

10.9	Stratex Networks, Inc. 1999 Non-Officer Employee Restricted Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the company’s Registration Statement on Form S-8 (File No. 333-76233)).

10.10	Stratex Networks, Inc. 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-80281)).

10.11**	Employment Agreement dated as of May 14, 2002, by and between the Company and Carl A. Thomsen. (incorporated by reference to exhibit number 10.10 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003).

10.12**	Form of Employment Agreement dated as of May 14, 2002, by and between the Company and John C. Brandt, Carol A. Goudey, Paul Kennard, Shaun McFall, Ryan Panos, Robert Schlaefli, Timothy Hansen and John P. O’Neil (incorporated by reference to exhibit number 10.11 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003).

10.13	Lease, dated February 16, 2000, by and between Corporate Technology Centre Associates II LLC and Stratex Networks, Inc., relating to 130 Rose Orchard Way, San Jose, California (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000).

10.14	Lease, dated February 16, 2000, by and between Corporate Technology Centre Associates II LLC and Stratex Networks, Inc., relating to 170 Rose Orchard Way, San Jose, California (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000).

10.15	Lease, dated February 16, 2000, by and between Corporate Technology Centre Associates II LLC and Stratex Networks, Inc., relating to 180 Rose Orchard Way, San Jose, California (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000).

10.16	DMC Stratex Networks, Inc. 2002 Stock Incentive Plan (incorporated by reference to exhibit number 10.15 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003).

13.1	Portions of the 2004 Annual Report to Stockholders.

14.1	Code of Ethics adopted by the Company on November 11, 2003.

21.1	List of subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm (in this Annual Report on Form 10-K).

23.2	Consent of prior Independent Public Accountants (in this Annual Report on Form 10-K).

24.1	Power of Attorney (in this Annual Report on Form 10-K).

31.1	Certification of Charles D. Kissner, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Carl A. Thomsen, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Charles D. Kissner, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Carl A. Thomsen, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Management contract, compensatory plan or arrangement in which one or more of our directors or executive officer(s) participates.