Form 10-Q
period 2004-06-30
STRATEX NETWORKS INC
filed 2004-08-09
CIK 812703

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of outstanding shares of the Registrant’s common stock, par value $.01 per share, was 84,273,131 on July 30, 2004.

I NDEX

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

STRATEX NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2004	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$26,129	$21,626
Short-term investments	37,662	28,337
Accounts receivable, net of allowance of $2,156 on June 30, 2004 and $2,373 on March 31, 2004	34,038	34,295
Inventories	30,983	33,101
Other current assets	11,995	10,932

Total current assets	140,807	128,291

Property and equipment, net	32,626	31,175
Intangible assets, net	1,186	1,581
Other assets	1,411	2,197

Total assets	$176,030	$163,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,812	$40,033
Short-term debt	6,250	—
Accrued liabilities	21,744	21,718

Total current liabilities	65,806	61,751
Long – term debt	18,229	—
Long – term liabilities	19,116	20,311

Total liabilities	103,151	82,062

Commitments and contingencies (Note 4)	—	—

Stockholders’ equity:
Common stock	842	840
Common stock additional paid-in capital	461,806	461,483
Accumulated deficit	(375,763)	(367,779)
Accumulated other comprehensive loss	(14,006)	(13,362)

Total stockholders’ equity	72,879	81,182

Total liabilities and stockholders’ equity	$176,030	$163,244

See accompanying Notes to Condensed Consolidated Financial Statements.

STRATEX NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2004	2003
Net sales	$46,041	$35,967
Cost of sales	39,115	28,621

Gross profit	6,926	7,346

Operating expenses:
Selling, general and administrative	9,630	6,956
Research and development	4,364	3,886
Amortization of intangible assets	395	—

Total operating expenses	14,389	10,842

Operating loss	(7,463)	(3,496)

Other income (expense):
Interest income	150	262
Other expenses, net	(520)	(210)

Loss before provision for income taxes	(7,833)	(3,444)

Provision (benefit) for income taxes	151	(69)

Net loss	$(7,984)	$(3,375)

Basic and diluted loss per share	$(0.09)	$(0.04)

Basic and diluted weighted average shares outstanding	84,127	82,810

See accompanying Notes to Condensed Consolidated Financial Statements.

STRATEX NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(7,984)	$(3,375)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	2,392	2,038
Loss on disposal of property and equipment	—	38
Changes in assets and liabilities
Accounts receivable	367	5,805
Inventories	2,214	(831)
Other assets	(762)	1,477
Accounts payable	(2,632)	(2,538)
Income taxes payable	274	(588)
Accrued liabilities	(17)	(5,268)
Long-term liabilities	(1,147)	(972)

Net cash used for operating activities	(7,295)	(4,214)

Cash flows from investing activities:
Purchase of short-term investments	(31,481)	(89,458)
Proceeds from sale/maturity of short-term investments	22,075	91,768
Purchase of property and equipment	(3,733)	(1,542)

Net cash provided by (used for) investing activities	(13,139)	768

Cash flows from financing activities:
Proceeds from sales of common stock	325	195
Borrowings from banks	25,000	—
Repayment of borrowing from bank	(521)	—

Net cash provided by financing activities	24,804	195
Effect of exchange rate changes on cash	133	199

Net increase (decrease) in cash and cash equivalents	4,503	(3,052)
Cash and cash equivalents at beginning of period	21,626	34,036

Cash and cash equivalents at end of period	$26,129	$30,984

SUPPLEMENTAL DATA
Interest paid	$140	$48
Income taxes paid	$8	$2

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

While the financial information furnished is unaudited, the financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in connection with the Company’s financial statements included in its annual report and Form 10-K for the fiscal year ended March 31, 2004, filed with the Securities and Exchange Commission on May 27, 2004.

CASH AND CASH EQUIVALENTS

The Company generally considers all highly liquid debt instruments purchased with a remaining maturity of three months or less at the time of purchase, to be cash equivalents. Auction rate preferred securities are considered as short-term investments based on historical practice of rolling over such investments at the interest rate reset dates. Cash and cash equivalents consisted of cash, money market funds, and short-term securities as of June 30, 2004 and March 31, 2004.

SHORT- TERM INVESTMENTS

The Company invests its excess cash in high-quality marketable instruments to ensure that cash is readily available for use in its current operations. Accordingly, all of the marketable securities are classified as “available-for-sale” in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115. All investments are reported at fair market value with the related unrealized holding gains and losses reported as a component of accumulated other comprehensive loss. Unrealized holding losses on the portfolio as of June 30, 2004 were $0.1 million. This loss of $0.1 million resulting from market fluctuations was considered to be temporary in nature by the Company because all of the investments held by the Company are debt securities which are redeemable at face value and will not generate a gain or loss unless they are sold prior to maturity. Losses due to sale of investments prior to maturity have been immaterial. At June 30, 2004, the available-for-sale securities had contractual maturities ranging from 1 month to 11 months, with a weighted average maturity of 3 months.

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of (in thousands):

	June 30, 2004	March 31, 2004
Raw materials	$18,477	$20,594
Work in process	2,879	1,719
Finished goods	9,627	10,788

	$30,983	$33,101

OTHER CURRENT ASSETS

Other current assets included the following (in thousands):

	June 30, 2004	March 31, 2004
Receivables from suppliers	$4,693	$3,886
Non-trade receivables	1,732	1,037
Prepaid expenses	4,696	4,730
Prepaid insurance	269	569
Tax refund	334	423
Other	271	287

	$11,995	$10,932

OTHER ASSETS

Included in other assets as of June 30, 2004 and March 31, 2004 are long-term deposits for premises leased by the Company. Other assets also included long-term accounts receivable of $1.0 million and $1.8 million as of June 30, 2004 and March 31, 2004, respectively. The long-term accounts receivable is due to the extended terms of credit granted by the Company in fiscal 2004 to some of its customers in order to position itself favorably in certain markets.

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

ACCRUED LIABILITIES

Accrued liabilities included the following (in thousands):

	June 30, 2004	March 31, 2004
Customer deposits	$1,865	$1,175
Accrued payroll and benefits	2,586	2,891
Accrued commissions	1,636	2,041
Accrued warranty	4,662	4,277
Accrued restructuring	3,945	4,255
Accrual for contingent liabilities	1,866	1,866
Other	5,184	5,213

	$21,744	$21,718

Accrual for contingent liability of $1.9 million at June 30, 2004 was for claims made by trustees for unsecured creditors in the bankruptcy proceedings of the Company’s prior customers. See Note 7 for further details regarding settlement of this claim.

Accrued restructuring was $3.9 million as of June 30, 2004 compared to $4.3 million as of March 31, 2004. See Note 5.

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

We manufacture and sell products internationally subjecting us to currency risk. Derivatives are employed to eliminate, reduce, or transfer selected foreign currency risks that can be identified and quantified. The Company’s policy is to hedge forecasted and actual foreign currency risk

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

with forward contracts that expire within twelve months. Specifically, the Company hedges foreign currency risks relating to firmly committed backlog, open purchase orders and non-functional currency monetary assets and liabilities. Derivatives hedging non-functional currency monetary assets and liabilities are recorded on the balance sheet at fair value and changes in fair value are recognized currently in earnings.

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

The following table summarizes the activity in OCI, with regard to the changes in fair value of derivative instruments, for the first quarter of fiscal 2005 (in thousands):

	Three Months Ended June 30, 2004 Gains/(Losses)	Three Months Ended June 30, 2003 Gains/(Losses)
Beginning balance on April 1, 2004	$23	56
Net changes	(93)	(23)
Reclassifications to revenue	73	(43)

Ending balance on June 30, 2004	$3	(10)

An insignificant amount of loss was recognized in other income and expense in the first quarter of fiscal 2005 and fiscal 2004 related to the exclusion of time value from effectiveness testing and ineffectiveness resulting from forecasted transactions that did not occur.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company has cash investment policies that limit the amount of credit exposure to any one financial institution and restrict placement of investments to financial institutions evaluated as highly creditworthy. Investments, under the Company’s policy, must have a rating, at the time of purchase, of A1 or P1 for short-term paper and a rating of A or better for long-term notes or bonds.

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Accounts receivable concentrated with certain customers primarily in the telecommunications industry and in certain geographic locations may subject the Company to concentration of credit risk. The following table summarizes the number of our significant customers as a percentage of our accounts receivable balance at June 30, 2004 and March 31, 2004, along with the percentage of accounts receivable balance they individually represent. No other customer accounted for more than 10% of the accounts receivable balance at the dates indicated.

	June 30, 2004	March 31, 2004
Number of significant customers	3	3
Percentage of accounts receivable balance	25%,14%,13%	30%, 22%, 11%

The following table summarizes the number of our significant customers, each of whom accounted for more than 10% of our revenues, along with the percentage of revenues they individually represent.

	Three Months Ended
	June 30, 2004	June 30, 2003
Number of significant customers	2	2
Percentage of net sales	19%, 18%	12%, 10%

The Company actively markets and sells products in Africa, Asia, Europe, the Middle East and the Americas. The Company performs on-going credit evaluations of its customers’ financial conditions and generally requires no collateral, although sales to Asia, Africa and the Middle East are primarily paid through letters of credit.

REVENUE RECOGNITION

The Company recognizes revenue pursuant to Staff Accounting Bulletin No. 101 (SAB 101) “Revenue Recognition in Financial Statements” as amended by Staff Accounting Bulletin No. 104 (SAB 104) “Revenue Recognition”. Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that the arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured.

In accordance with SAB 104, revenues from product sales are generally recognized when title and risk of loss passes to the customer, except when product sales are combined with significant post-shipment installation services. Under this exception, revenue is deferred until such services have been performed. Installation service revenue is recognized when the related services are performed.

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

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

	Three Months Ended June 30,
	2004	2003
	(in thousands, except per share amounts)
Net loss – as reported	$(7,984)	$(3,375)
Less: Stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(3,499)	(2,781)

Net loss – pro forma	$(11,483)	$(6,156)

Basic and diluted loss per share – as reported	$(0.09)	$(0.04)
Basic and diluted loss per share – pro forma	$(0.14)	$(0.07)

For purposes of pro forma disclosure under SFAS No. 123, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting period, using the multiple option method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Employee Stock Option Plan		Employee Stock Purchase Plans
	Three Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected stock volatility	96.5%	96.0%	96.5%	96.0%
Risk-free interest rate	3.7%	2.7%	1.1%	1.1%
Expected life of options from vest date	1.5 years	1.7 years	0.2 years	0.2 years
Forfeiture rate	Actual	Actual	—	—

The weighted average fair value of stock options granted during the period was $2.18 and $1.79 for the quarters ended June 30, 2004 and June 30, 2003, respectively.

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

COMPREHENSIVE INCOME

The following table reconciles net loss to comprehensive loss (in thousands):

	Three Months Ended June 30,
	2004	2003
Net loss	$(7,984)	$(3,375)
Other comprehensive income (loss):
Unrealized currency translation gain/(loss)	(563)	1,311
Unrealized holding gain (loss) on investments	(81)	(48)

Comprehensive loss	$(8,628)	$(2,112)

NEW ACCOUNTING PRONOUNCEMENTS

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF No. 03-01”). EITF No. 03-01 provides guidance on recording other-than-temporary impairments of cost method investments and disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under the Financial Accounting Standards Board (“FASB”) Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004. For investments accounted for under FAS 115, the disclosures are effective in annual financial statements for fiscal years ending after December 15, 2003. The adoption of this standard did not have a material impact on the Company’s consolidated balance sheet or statement of operations.

On December 17, 2003, the Securities Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition, corrected copy” (“SAB 104”) which replaces Staff Accounting Bulletin SAB 101, “Revenue Recognition” (“SAB 101”). SAB 104 integrates the set of Frequently Asked Questions, and recognizes the role of Emerging Issues Task Force (EITF) Consensus on EITF 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). SAB 104 provides guidance on how companies have to coordinate revenue recognition guidance from the SEC and EITF 00-21. As explained above, EITF 00-21 contains criteria to determine when to treat the elements of sales arrangements with more than one deliverable as “separate units of accounting”. Per SAB 104, if the deliverables in a sales arrangement constitute separate units of accounting according to EITF 00-21’s separation criteria, the revenue recognition policy must be determined for each identified unit. If the arrangement is a single unit of accounting under the separation criteria, the revenue recognition policy must be determined for the entire arrangement. SAB 104 has had no material impact on the operating results and financial condition of the Company.

The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” in January 2003, and a revised interpretation of FIN

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

46 (“FIN 46-R”) in December 2003. On February 12, 2004, FASB issued FASB staff positions FIN 46 (R)-1, FIN 46 (R)-2 and FIN 46 (R)-3 which are applicable to all entities to which FIN 46 (R) is applied. FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, the Company has not invested in any entities it believes are variable interest entities for which the Company is the primary beneficiary. For all arrangements entered into after January 31, 2003, the Company was required to continue to apply FIN 46 through March 15, 2004. The Company was required to adopt the provisions of FIN 46-R after March 15, 2004. The adoption of FIN 46-R did not have an impact on the financial position, results of operations or cash flows of the Company.

NOTE 2. ACQUIRED INTANGIBLE ASSETS

In fiscal 2004, the Company acquired the net assets of Plessey Broadband Wireless, a division of Tellumat (Pty) Ltd. (“Tellumat”) located in Cape Town, South Africa. As part of the purchase agreement the Company acquired $2.4 million of intangible assets. This $2.4 million of intangible assets has been assigned to intellectual property and is estimated to have a useful life of 18 months.

The following table summarizes the gross and net balance of the intangible assets as of June 30, 2004 (in thousands):

	As of June 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intellectual Property	$2,371	$1,185	$1,186

Aggregate Amortization Expense (in thousands):

For the three months ended June 30, 2004			$395

Estimated Amortization Expense (in thousands):

For the remainder of the year ended March 31, 2005			$1,186

NOTE 3. BANK LINE OF CREDIT

On May 27, 2004 the Company borrowed $25 million on a long-term basis against its $35 million revolving credit facility with a commercial bank. This $25 million loan is payable in equal monthly installments of principal plus interest over a period of four years. This loan bears interest at a fixed interest rate of 6.38%. Short- term borrowings under the remaining $8.5 million of available credit under the $10 million revolving credit portion of the initial $35 million credit facility will be at bank’s prime rate, which was 4% at June 30, 2004, or LIBOR plus 2% at June 30, 2004. This facility is secured by the Company’s assets.

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4. COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, these proceedings should not have a material adverse effect on the business, financial position, and results of operations of the Company. See Note 1 “Accrued liabilities” for the accruals made by the Company for a contingent liability.

Warranty

At the time revenue is recognized, the Company establishes an accrual for estimated warranty expenses associated with its sales, recorded as a component of cost of sales. The Company’s standard warranty is generally for a period of 27 months from the date of sale if the customer uses the Company’s or their approved installers to install the products, otherwise it is 15 months from the date of sale. The warranty accrual represents the best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.

The changes in the warranty reserve balances during the periods indicated are as follows:

	Three Months Ended June 30,
	2004	2003
Balance at the beginning of the quarter	$4,277	$4,219
Additions related to current period sales	1,700	1,820
Warranty costs incurred in the current period	(1,315)	(1,900)
Adjustments to accruals related to prior period sales	—	—

Balance at the end of the quarter	$4,662	$4,139

NOTE 5. RESTRUCTURING CHARGES

The Company did not record any restructuring charges in the first quarter of fiscal 2005 and the first quarter of fiscal 2004.

In the fourth quarter of fiscal 2004, the Company recorded $5.5 million of restructuring charges. In order to reduce expenses and increase operational efficiency, the Company reduced the workforce by 34 employees and recorded restructuring charges for employee severance and benefits of $0.9 million. As of June 30, 2004,17 employees had been terminated. The remaining $4.6 million of restructuring charges was for building lease obligations, which were vacated in fiscal 2002 and fiscal 2003 as explained in the following paragraphs. The vacated building lease obligations recorded as restructuring charges in fiscal 2003 and in fiscal 2002 included payments required under lease contracts, less estimated sublease income after the property has been abandoned. To determine the lease loss, certain assumptions were made related to (1) the time period over which the building will remain vacant, (2) sublease terms, (3) sublease rates and (4) an estimate of brokerage fees. The lease loss represents management’s estimate of time to sublease and actual sublease rates. In fiscal 2004, the Company recorded the additional $4.6 million charges primarily due to a decrease in estimated future sublease income.

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During fiscal 2003 and 2002, the Company announced several restructuring programs to reduce expenses and improve operational efficiency. These restructuring programs included consolidation of additional excess facilities. Due to these actions, the Company recorded restructuring charges of $19.0 million in fiscal 2003 and $8.6 million in fiscal 2002 for vacated building lease obligations.

The following table summarizes the activities of the restructuring accrual during the first quarter of fiscal 2005 and during the fiscal year ended March 31, 2004 (in millions):

	Severance and Benefits	Facilities and Other	Total
Balance as of March 31, 2003	$1.5	$22.7	$24.2
Provision if fiscal 2004	0.9	4.6	5.5
Cash payments	(1.3)	(5.6)	(6.9)

Balance as of March 31, 2004	$1.1	$21.7	$22.8
Provision	—	—	—
Cash payments	(0.2)	(1.2)	(1.4)

Balance as of June 30, 2004	$0.9	$20.5	$21.4

Current portion	$0.9	$3.0	$3.9
Long-term portion	$—	$17.5	$17.5

The remaining accrual balance of $21.4 as of June 30, 2004 is expected to be paid out in cash. The Company expects $3.3 million of the remaining accrual balance ($0.9 million of severance and benefits, $0.2 million of legal costs and $2.2 million of vacated building lease obligations) to be paid out in the remainder of fiscal 2005 and vacated building lease obligations of $18.1 million to be paid out during fiscal 2006 through fiscal 2012.

NOTE 6. OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about products, geographic information, and major customers. Operating segment information for the first quarter of fiscal 2005 and 2004 is presented in accordance with SFAS 131.

The Company is organized into two operating segments: Products and Services. The Chief Executive Officer (“CEO”) has been identified as the Chief Operating Decision-Maker as defined by SFAS 131. Resources are allocated to each of these groups using information on their revenues and operating profits before interest and taxes.

The Products operating segment includes the Eclipse XP4™, Altium®, DXR® and Velox™ digital microwave systems for digital transmission markets. The Company announced a new

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

wireless platform consisting of an Intelligent Node Unit called Eclipse™ (“Eclipse”) in July 2003 and in the 4th quarter of fiscal 2004. The Company designs and develops the above products in Wellington, New Zealand and San Jose, California. Prior to June 30, 2002, the Company manufactured the XP4 and Altium family of digital microwave radio products in San Jose, California. In June 2002, the Company entered into an agreement with Microelectronics Technology Inc. (MTI), a Taiwanese company for outsourcing of the Company’s XP4 and Altium products manufacturing operations. The Company manages the manufacturing of the DXR product family from Wellington, New Zealand, where most manufacturing for the product takes place, except for a portion of the DXR product family that is outsourced. The Services operating segment includes, but is not limited to, installation, repair, spare parts, network design, path surveys, integration, and other revenues. The Company maintains regional service centers in Lanarkshire, Scotland and Clark Field, Pampanga, Philippines.

Operating segments generally do not sell products to each other, and accordingly, there are no significant inter-segment revenues to be reported. The Company does not allocate interest and taxes to operating segments. The accounting policies for each reporting segment are the same.

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table sets forth net revenues and operating income (loss) by operating segments (in thousands):

	Three Months Ended June 30,
	2004	2003
Products:
Net revenues	$38,493	$28,577
Operating loss	(8,372)	(4,994)
Services and repairs:
Net revenues	7,548	7,390
Operating income	909	1,498
Total:
Net revenues	$46,041	$35,967
Operating loss	(7,463)	(3,496)

The following table sets forth net revenues from unaffiliated customers by product (in thousands):

	Three Months Ended June 30,
	2004	2003
XP4	$20,984	$12,130
DXR	4,504	6,118
Eclipse	4,680	—
Altium	6,357	9,893
Other products	1,968	436

Total products	38,493	28,577
Total services & repairs	7,548	7,390

Total revenue	$46,041	$35,967

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table sets forth net revenues from unaffiliated customers by geographic region (in thousands):

	Three Months Ended June 30,
	2004	2003
Russia	$6,430	$3,717
Other Europe	6,142	8,605
Middle East	5,865	2,700
Americas	9,576	5,852
Asia/Pacific	5,910	8,370
Nigeria	7,305	3,930
Other Africa	4,813	2,793

Total revenue	$46,041	$35,967

Long-lived assets by country consisting of net property and equipment was as follows (in thousands):

	June 30, 2004	March 31, 2004
United Kingdom	17,132	15,388
United States	$6,801	$6,912
New Zealand	4,833	4,655
Other foreign countries	3,860	4,220

Total property and equipment, net	$32,626	$31,175

NOTE	7: SUSEQUENT EVENT

In July 2004, the Company reached a settlement on the claims made by the trustees for unsecured creditors in the bankruptcy proceedings of the Company’s prior customers for approximately the amount accrued. The settlement is awaiting final bankruptcy court approval. These claims were accrued by the Company in fiscal 2003. See note 1 “Accrued liabilities” for details regarding the amount accrued.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussions in this Quarterly Report on Form 10-Q should be read in conjunction with our accompanying Financial Statements and the related notes thereto. This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions also identify forward looking statements. The forward looking statements in this Quarterly Report on Form 10-Q are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements and include, without limitation, statements regarding:

•	Our expectation that gross margins will improve by the end of fiscal year 2005 due to increase in sales of our new product Eclipse which has higher margins as compared to our other products;

•	Our expectation that cash usage will decline by the end of fiscal year;

•	Our expectation that net losses will decline by the end of fiscal year;

•	Our expectation that cash requirements for the product operating segment will continue to be primarily for working capital requirements, restructuring payments and research and development activities;

•	Our expectation that the cash requirements for our service operating segment will continue to be primarily for labor costs and spare parts;

•	Our expectation that research and development expenses will remain relatively flat in the remainder of fiscal 2005 as compared to the first quarter of fiscal 2005;

•	Our plan to remain focused on our efforts for next generation products and incremental improvements to the existing product lines;

•	Our expectation that there will be no significant change in selling, general and administrative expenses in the remainder of fiscal 2005;

•	Our plan to pay out in cash the $3.3 million of the remaining accrual balance ($0.9 million of severance and benefits, $0.2 million of legal costs and $2.2 million of vacated building lease obligations) in fiscal 2005 and vacated building lease obligations of $18.1 million during fiscal 2006 through fiscal 2012;

•	Our plan to minimize our overall customer financing exposures by discounting receivables when possible, raising third party financing and arranging letters of credit;.

•	Our belief that we have the financial resources needed to meet our business requirements for at least the next 12 months;

•	Our belief that our available cash and cash equivalents at June 30, 2004 combined with anticipated receipts of outstanding accounts receivable, the liquidation of other current assets and our $8.5 million available credit on our revolving credit facility should be sufficient to meet our anticipated needs for working capital and capital expenditures through March 31, 2005;

•	Our belief that the legal proceedings and claims that arise in the normal course of our business will not have a material adverse effect on our business, financial position, and results of operations;

•	Our expectation that competition will increase;

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	Our expectation that international sales will continue to account for the majority of our net product sales for the foreseeable future;

•	Our expectation that we will continue to experience declining average sales prices for our products;

•	Our expectation that the redevelopment of the Middle East regions will continue to provide sales opportunities in future periods;

•	Our belief that successful new product introductions provide a significant competitive advantage because customers make an investment of time in selecting and learning to use a new product, and are reluctant to switch thereafter;

•	Our statements relating to improvements in the overall business outlook and global economic conditions;

•	Our belief that we maintain adequate reserves to cover exposure for doubtful accounts; and

•	Our belief that our ability to compete successfully will depend on a number of factors both within and outside our control.

All forward looking statements included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward looking statement or statements. The reader should also consult the cautionary statements and risk factors listed in this Quarterly Report and those listed from time to time in our Reports on Forms 10-Q, 8-K, and our most recent Annual Report on Form 10-K for the year ended March 31, 2004, including those contained in the section, “Factors That May Affect Future Financial Results,” beginning on page 34 in this Quarterly Report, in evaluating these forward-looking statements.

Business Overview

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

We provide our customers with a broad product line, which contains products that operate using a variety of transmission frequencies, ranging from 0.3 GigaHertz (GHz) to 38 GHz, and a variety of transmission capacities, typically ranging from 64 Kilobits to 2XOC-3 or 311 Megabits per second (Mbps). Our broad product line allows us to market and sell our products to service providers worldwide with varying interconnection and access requirements. We design our products to meet the requirements of mobile communications networks and fixed wireless broadband access networks worldwide. Our products typically enable our customers to deploy and expand their wireless infrastructure and market their services rapidly to subscribers, so that service providers can realize a return on their investments in frequency allocation licenses and network equipment. We recently announced a new wireless platform consisting of an Intelligent Node Unit (INU) and a radio element, which combined are called Eclipse™ (“Eclipse”). The Eclipse wireless network transmission system enables wireless network node configurations

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

supporting up to six independent radio traffic paths from a compact and highly modular Intelligent Node Unit. An integral high speed, Time Division Multiplexing (TDM) bus architecture enables traffic routing between traffic paths by software, without local cabling.

In the first quarter of fiscal 2005, we remained focused on our near term strategy of successfully rolling out our new product Eclipse and rolling out advanced features for this product. We released a new software for Eclipse in May 2004, which supports a number of network functions. We are seeing some improvement in the overall business outlook. New order bookings for Eclipse continued to be strong. We received $6.0 million for Eclipse orders in the first quarter of fiscal 2005. Our gross margins in the first quarter of fiscal 2005 were 15%. We expect gross margins to improve by the end of fiscal year 2005 due to the increase in sales of our new product Eclipse which has higher margins as compared to our other products. During the quarter we also borrowed $25 million against the $35 million line of credit facility we have from a commercial bank in order to meet our working capital requirements. We expect cash usage to decline later in the fiscal year as the net losses decline.

We have equipment installed in over 150 countries, and a significant percentage of our revenue is derived from sales outside the United States. Since inception, we have shipped over 274,000 microwave radios worldwide. Our revenues from sales of equipment and services outside the United States were 94% in the first quarter of fiscal 2005, 98% in fiscal 2004 and 95% in fiscal 2003.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies since March 31, 2004. For a description of our critical accounting policies, see our Annual Report on Form 10-K for the year ended March 31, 2004.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues

Net sales for the first quarter of fiscal 2005 increased to $46.0 million, compared to $36.0 million reported in the first quarter of fiscal 2004. We believe that this increase was primarily attributable to an increase in the demand for our products due to improvement in global economic conditions. Our net sales from the last four quarters have shown a gradual improvement as indicated in the following table.

	Three Months Ended, (in millions)
	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003
Net sales	$46.0	$44.2	$40.3	$36.9

Revenue by geographic regions. The following table sets forth information on our sales to geographic regions for the periods indicated (in thousands):

	Three Months Ended June 30,
	2004	% of Total	2003	% of Total
Russia	$6,430	14%	$3,717	10%
Other Europe	6,142	13%	8,605	24%
Middle East	5,865	13%	2,700	8%
Americas	9,576	21%	5,852	16%
Asia/Pacific	5,910	13%	8,370	23%
Nigeria	7,305	16%	3,930	11%
Other Africa	4,813	10%	2,793	8%

Total Revenues	$46,041	100%	$35,967	100%

Revenues in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 increased in Russia, Nigeria and Middle East regions. Revenue in the Americas region also experienced slight improvement. Net sales to Russia increased to $6.4 million in the first quarter of fiscal 2005, from $3.7 million in the first quarter of fiscal 2004. Net sales to Nigeria increased to $7.3 million in the first quarter of fiscal 2004 from $3.9 million in the first quarter of fiscal 2004 primarily due to increased sales to one customer in that region. Net sales to Asia/Pacific decreased to $5.9 million in the first quarter of fiscal 2005 from $8.4 million in the first quarter of fiscal 2004 primarily due to completion of certain large projects in India in the first quarter of fiscal 2004 which did not repeat in the first quarter of fiscal 2005.

Orders and backlog. During the first quarter of fiscal 2005, we received $45.5 million in new orders shippable over the next 12 months, compared to $41.8 million in the first quarter of fiscal 2004. The backlog at June 30, 2004 was $58.0 million, compared to $41.3 million at June 30, 2003 and $59.1 million at March 31, 2004. We review our backlog on an ongoing basis and

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

make adjustments to it as required. Orders in our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period.

The following table summarizes the number of our customers, each of whom accounted for more than 10% of our backlog as at the end of the period indicated, along with the percentage of backlog they individually represent.

	Three Months Ended
	June 30, 2004	June 30, 2003
Number of customers	2	1
Percentage of backlog	20%, 11%	16%

Product operating segment. The revenue and operating income for the product operating segment for the periods indicated were as follows (in thousands):

	Three Months Ended June 30,
	2004	% of Total	2003	% of Total
XP4	$20,984	55%	$12,130	43%
DXR	4,504	12%	6,118	21%
Eclipse	4,680	12%	—	—
Altium	6,357	16%	9,893	35%
Other Products	1,968	5%	436	1%

Total Revenue	$38,493	100%	$28,577	100%
Operating Loss	$(8,372)	(22)%	$(4,994)	17%

Our XP4 product line net sales increased significantly to $21 million in the first quarter of fiscal 2005 from $12.1 million in the first quarter of fiscal 2004 primarily because of increase in sales to our existing customers in Russia and Nigeria who are adding more access points to their existing networks. Net sales of our Altium and DXR product lines decreased in the first quarter of fiscal 2005 as compared to fiscal 2004 because some of the demand for those products was replaced by our new product Eclipse. Operating loss of the product operating segment in the first quarter of fiscal 2005, as a percentage of total revenue, was higher than the first quarter of fiscal 2004. This was primarily because in the first quarter of fiscal 2004 we reduced our accrual for contingent liability made in fiscal 2003 by $3.5 million on settlement of a claim made by the trustees for unsecured creditors in the bankruptcy proceedings of the Company’s prior customers.

The cash used for the product operating segment was primarily due to operating losses incurred by that segment. The cash needs of this segment were also to fund research and development activities, capital expenses and restructuring payments. We also increased the inventory levels of our new product Eclipse in order to support its rollout in the market. We expect cash requirements for this segment to continue to be primarily for working capital requirements, restructuring payments and research and development activities, although we expect the cash usage to decline in the next couple of quarters as the net losses decline.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Service Operating Segment. The revenue and operating income for the service operating segment for the three months ended June 30 were as follows: (in thousands)

	Three Months Ended June 30,
	2004	% of Revenue	2003	% of Revenue
Service revenue	$4,595		$3,705
Operating income/ (loss)	(39)	(1)%	$48	1%

Repair revenue	2,953		3,685
Operating income	948	32%	1,450	39%

Total Revenue	$7,548		$7,390
Total Operating income	$909	12%	$1,498	20%

Services revenue includes, but is not limited to, installation, network design, path surveys, integration, and other revenues derived from the services we provide to our customers. In the first quarter of fiscal 2005, service revenue increased to $4.6 million as compared to $3.7 million in the first quarter of fiscal 2004, primarily because of the increase in product revenues in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004. The operating loss for service revenue, as a percentage of service revenue, was 1% in the first quarter of fiscal 2005 as compared to operating income of 1% in the first quarter of fiscal 2004. This decline was primarily due to aggressive pricing on the installation of our new product Eclipse for one of our major projects in South Asia in order to successfully rollout our product in that market.

Repair revenue decreased in the first quarter of fiscal 2005 to $3.0 million from $3.7 million in the first quarter of fiscal 2004. Repair operating income, as a percentage of repair revenue, in the first quarter of fiscal 2005 decreased to 32% as compared to 39% in the first quarter of fiscal 2004. This was primarily due to lower revenues resulting in lower absorption of fixed costs.

The cash requirements in the service operating segment were primarily to purchase spare parts to provide repair services to our customers and for payment of labor expenses. We also paid cash to several third party vendors for helping us in the installation of our products. In the first quarter of fiscal 2005, we purchased approximately $1.8 million of spare parts for our discontinued Spectrum product line. We incurred this bulk purchase of parts for our Spectrum product line because our suppliers notified us that they would not continue manufacturing this equipment. We expect the cash requirements for this segment to continue to be primarily for labor costs and spare parts.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross Profit

	Three Months Ended June 30,
	2004	% of Net Sales	2003	% of Net Sales
Net sales	$46,041	100%	$35,967	100%
Cost of sales	39,115	85	28,621	80

Gross profit	$6,926	15%	$7,346	20%

Gross profit as a percentage of net sales was 15% in the first quarter of fiscal 2005 as compared to 20% in the first quarter of fiscal 2004. This decrease in gross profit of 5% was primarily due to unfavorable product mix impact of approximately 2% and negative pricing impact of approximately 3%. We expect the gross profit percentage to increase in the remaining quarters of fiscal 2005 due to an increase in sales of our new product Eclipse which will have higher margins as compared to our other product lines.

Research and Development

	Three Months Ended June 30,
	2004	2003
Research and development	$4,364	$3,886
% of net sales	9.5%	10.8%

In the first quarter of fiscal 2005, research and development expenses increased slightly to $4.4 million from $3.9 million in the first quarter of fiscal 2004. This increase was primarily due to inclusion of expenses of Plessey Broadband Wireless which we acquired at the beginning of the third quarter of fiscal 2004 and an increase in material purchases for prototype builds of our new product, Eclipse. As a percentage of net sales, research and development expenses decreased to 9.5% in the first quarter of fiscal 2005 from 10.8% in the first quarter of fiscal 2004 primarily due to the increase in sales. We plan to remain focused on our efforts for next generation products and new features for our Eclipse product line. We expect research and development expenses to remain relatively flat in the remainder of fiscal 2005 as compared to the first quarter of fiscal 2005.

Selling, General and Administrative

	Three Months Ended June 30,
	2004	2003
Selling, general and administrative	$9,630	$6,956
% of net sales	20.9%	19.3%

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling, general and administrative expenses in the first quarter of fiscal 2004 were $7.0 million which included a $3.5 million of reduction in reserves due to a favorable settlement of a legal claim that was reserved in the periods prior to the quarter ending June 30, 2003. In the first quarter of fiscal 2005, selling, general and administrative expenses decreased to $0.8 million as compared to the first quarter of fiscal 2004, after accounting for the reversal in reserve mentioned above, primarily due to the cost reduction measures taken in fiscal 2004.

We do not expect our selling, general and administrative expenses to change significantly in the remainder of fiscal 2005.

Restructuring Charges

We did not record any restructuring charges in the first quarter of fiscal 2005 and the first quarter of fiscal 2004.

In the fourth quarter of fiscal 2004, we recorded $5.5 million of restructuring charges. In order to reduce expenses and increase operational efficiency, we reduced the workforce by 34 employees and recorded restructuring charges for employee severance and benefits of $0.9 million. As of June 30, 2004, 17 employees had been terminated. The remaining $4.6 million of restructuring charges was for building lease obligations, which were vacated in fiscal 2002 and fiscal 2003 as explained in the following paragraphs. The vacated building lease obligations recorded as restructuring charges in fiscal 2003 and in fiscal 2002 included payments required under lease contracts, less estimated sublease income after the property has been abandoned. To determine the lease loss, certain assumptions were made related to (1) the time period over which the building will remain vacant, (2) sublease terms, (3) sublease rates and (4) an estimate of brokerage fees. The lease loss represents our estimate of time to sublease and actual sublease rates. In fiscal 2004, we recorded the additional $4.6 million charges primarily due to a decrease in estimated future sublease income.

During fiscal 2003 and 2002, we announced several restructuring programs to reduce expenses and improve operational efficiency. These restructuring programs included consolidation of additional excess facilities. Due to these actions, we recorded restructuring charges of $19.0 million in fiscal 2003 and $8.6 million in fiscal 2002 for vacated building lease obligations.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the activities of the restructuring accrual during the first quarter of fiscal 2005 and during the fiscal year ended March 31, 2004 (in millions):

	Severance and Benefits	Facilities and Other	Total
Balance as of March 31, 2003	$1.5	$22.7	$24.2
Provision if fiscal 2004	0.9	4.6	5.5
Cash payments	(1.3)	(5.6)	(6.9)

Balance as of March 31, 2004	$1.1	$21.7	$22.8
Provision	—	—	—
Cash payments	(0.2)	(1.2)	(1.4)

Balance as of June 30, 2004	$0.9	$20.5	$21.4

Current portion	$0.9	$3.0	$3.9
Long-term portion	$—	$17.5	$17.5

The remaining accrual balance of $21.4 as of June 30, 2004 is expected to be paid out in cash. We expect $3.3 million of the remaining accrual balance ($0.9 million of severance and benefits, $0.2 million of legal costs and $2.2 million of vacated building lease obligations) to be paid out in the remainder of fiscal 2005 and vacated building lease obligations of $18.1 million to be paid out during fiscal 2006 through fiscal 2012.

Other Income (Expense)

	Three Months Ended June 30,
	2004	2003
Interest income	$150	$262
Other Expenses, net	(520)	(210)
Provision (benefit) for income taxes	151	(69)

Interest income was $0.2 million in the first quarter of fiscal 2005 compared to $0.3 million in the first quarter of fiscal 2004. The decrease was primarily due to lower cash balances in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004. Other expense was $0.5 million in first quarter of fiscal 2005 as compared to $0.2 million in the first quarter of fiscal 2004. The increase was primarily due to interest expense incurred on our long term debt partially offset by a decrease in letter of credit discounting fees.

In the first quarter of fiscal 2005, we provided for income taxes to cover foreign subsidiaries that have generated taxable income, while recording no provision or benefit from U.S. operations due to the net loss for the period.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity And Capital Resources

Net cash used for operating activities in the first quarter of fiscal 2005 was $7.3 million, compared to net cash used for operating activities of $4.2 million in the first quarter of fiscal 2004. The amount used in operating activities was due to net losses, as adjusted to exclude non-cash charges. Working capital uses of cash included significant decreases in accounts payable and long-term liabilities.

Accounts payable decreased by $2.6 million in the first quarter of fiscal 2005 primarily because of payments made to some of our major suppliers.

Long-term liabilities decreased by $1.1 million primarily due to payment of restructuring costs, which were accrued in periods prior to fiscal 2004.

Inventories decreased in the first quarter of fiscal 2005 by $2.2 million as compared to an increase of $0.8 million in the first quarter of fiscal 2004. This was primarily because of lower inventory purchases as we increased the outsourcing of our manufacturing.

Net cash used by investing activities in the first quarter of fiscal 2005 was $13.1 million, compared to net cash provided by investing activities of $0.8 million in the first quarter of fiscal 2004. Purchases of property and equipment were $3.7 million in the first quarter of fiscal 2005 compared to $1.5 million in the first quarter of fiscal 2004. The increase in capital expenditures was primarily due to the purchase of service parts to provide support to the existing customers of our discontinued Spectrum product line. We incurred this one time bulk purchase of parts costing approximately $1.8 million for our Spectrum product line because our suppliers notified us that they would not continue manufacturing this equipment.

Net cash provided by financing activities in the first quarter of fiscal 2005 was $24.8 million as compared to $0.2 million in the first quarter of fiscal 2004. In the first quarter of fiscal 2005, we borrowed $25 million against our line of credit of $35 million with a commercial bank. Proceeds from the sale of common stock were derived from the exercise of employee stock options and the employee stock purchase plan.

Cash requirements

Our cash requirements for the next 12 months are primarily to fund:

•	Operations

•	Research and development

•	Restructuring payments

•	Capital expenditures

•	Potential acquisitions

Commercial commitments

As of June 30, 2004, we had $2.0 million in standby letters of credit outstanding with several financial institutions to support bid and performance bonds issued to various customers. The majority of these letters of credit expire in fiscal 2005. Also, as of June 30, 2004, we had outstanding forward foreign exchange contracts in the aggregate amount of $30.5 million to support our foreign exchange rate risk exposure management program.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contractual obligations

The following table provides information related to our contractual obligations:

Payments due (in thousands):

Years ending March 31,

	2005	2006	2007	2008	2009	2010 & beyond	Total Obligations
Operating leases (a)	$4,521	$5,722	$5,576	$5,784	$5,945	$11,247	$38,795
Unconditional purchase obligations	$41,705	—	—	—	—	—

(a)	Contractual cash obligations include $20.3 million of lease obligations that have been accrued as restructuring charges as of June 30, 2004.

Restructuring payments

The accrued liability of $21.5 million for restructuring payments as of June 30, 2004 is expected to be paid out in cash. We expect $3.3 million of the remaining accrual balance ($0.9 million of severance and benefits, $0.2 million of legal costs and $2.2 million of vacated building lease obligations) to be paid out in the remainder of fiscal 2005 and vacated building lease obligations of $18.1 million to be paid out during fiscal 2006 through fiscal 2012.

Customer financing

In fiscal 2004, we granted extended terms of credit to some of our customers in order to position ourselves in certain markets and to promote opportunities for our new Eclipse product line. As of June 30, 2004 we have $1.0 million recorded as long-term accounts receivable due to these extended terms of credit granted to our customers. Although we may commit to provide financing to customers in order to position ourselves in certain markets, we remain focused on minimizing our overall customer financing exposures by discounting receivables when possible, raising third party financing and arranging letters of credit.

Long-term Debt

In the first quarter of fiscal 2005, we borrowed $25 million, on a long-term basis, against our $35 million revolving credit facility with a commercial bank. This loan is payable in equal monthly installments of principal plus interest over a period of four years. This loan is at a fixed interest rate of 6.38%. As part of the loan agreement, we have to maintain, as measured at the last day of each fiscal quarter, tangible net worth of at least $60 million plus 25% of net income, as determined in accordance with GAAP, for such quarter and all preceding quarters since December 31, 2003 (exclusive of losses). We also have to maintain, as measured at the last day of each calendar month, a ratio of (1) total unrestricted cash and cash equivalents plus short-term, marketable securities minus certain outstanding bank services divided by (2) the aggregate amount of outstanding borrowings and other obligations to the bank, of not less than 1.00 to 1.00. As of June 30, 2004 we were in compliance with these financial covenants of the loan.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sources of cash:

At June 30, 2004, our principal sources of liquidity consisted of:

•	$63.8 million in cash and cash equivalents and short-term investments and

•	the $8.5 million of available credit under the remaining $10 million revolving credit portion of the initial $35 million credit facility with a major bank against which we borrowed $25 million in the first quarter of fiscal 2005 (as explained above). Short-term borrowings under the revolving facility will be at the bank’s prime rate, which was 4% at June 30, 2004, or LIBOR plus 2%.

Cash usage in the first quarter of fiscal 2005 was quite significant. We expect the cash usage to decline later in the fiscal year as the net losses are expected to decline once our new product Eclipse has rolled out successfully in the market. We believe that our available cash and cash equivalents at June 30, 2004 combined with anticipated receipts of outstanding accounts receivable, the liquidation of other current assets and our $8.5 million available credit on our revolving credit facility should be sufficient to meet our anticipated needs for working capital and capital expenditures through June 30, 2005.

Depending on the growth of our business, we may require additional financing which may not be available to us in the required time frame on commercially reasonable terms, if at all. However, we believe that we have the financial resources needed to meet our business requirements for at least the next 12 months.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio.

	Years Ended March 31 (In thousands)
	2005	2006
Cash equivalents and short-term investments (a)	$49,381	$10,676
Weighted average interest rate	1.24%	1.55%

(a)	Does not include cash of $3.7 million held by foreign subsidiaries in bank checking and deposit accounts.

The primary objective of our short-term investment activities is to preserve principal while at the same time maximize yields, without significantly increasing risk. Our short-term investments are for fixed interest rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have been immaterial. The average days to maturity for investments held at the end of first quarter of fiscal 2005 was 3 months and had an average yield of 1.31% per annum.

As of June 30, 2004, unrealized losses on investments were insignificant. The investments have been recorded at fair value on our balance sheet.

Exchange Rate Risk:

We routinely use forward foreign exchange contracts to hedge our net exposures, by currency, related to the monetary assets and liabilities of our operations denominated in non-functional currencies. In addition, we enter into forward foreign exchange contracts to establish with certainty the U.S. dollar amount of future firm commitments denominated in a foreign currency. The primary business objective of this hedging program is to minimize the gains and losses resulting from exchange rate changes. At June 30, 2004 we held forward contracts in the aggregate amount of $30.5 million primarily in Thai Baht and the Euro. The amount of unrealized loss on these contracts at June 30, 2004 was insignificant. Forward contracts are not

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

available in certain currencies and are not purchased by the Company for certain currencies due to the cost. The exchange rate changes in these currencies, such as the Nigerian Naira, could result in significant gains and losses in future periods.

Given our exposure to various transactions in foreign currencies, a change in foreign exchange rates would result in exchange gains and losses. As these exposures are generally covered by forward contracts where such contracts are available, these exchange gains and losses would be offset by exchange gains and losses on the contracts designated as hedges against such exposures.

We do not enter into foreign currency transactions for trading or speculative purposes. We attempt to limit our exposure to credit risk by executing foreign contracts with high-quality financial institutions. A discussion of our accounting policies for derivative financial instruments is included in the notes to the condensed consolidated financial statements.

Subsequent Event

On July 29, 2004 we reached a settlement on the claims made by the trustees for unsecured creditors in the bankruptcy proceedings of our prior customers for approximately the amount accrued. The settlement is awaiting final approval from bankruptcy court. These claims were accrued for in fiscal 2003. See Note 1 “Accrued liabilities” to the financial statements for details regarding the amount accrued.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors That May Affect Future Financial Results

Numerous factors, including the risk factors discussed below, economic and competitive conditions, timing and volume of incoming orders, shipment volumes, product margins and foreign exchange rates, could have a material adverse affect on our business and results of operations, as well as cause actual results to differ materially from those described in forward looking statements contained herein.

We have a history of losses, and we may not acheive or sustain profitability on a quarterly or annual basis.

We have incurred losses in many of our fiscal years since inception. From the last four fiscal years we have continuously incurred losses. In the first quarter of fiscal 2005, we incurred a loss of $8.0 million. As of June 30, 2004 we have an accumulated deficit of $376 million. We may not achieve or sustain profitability on a quarterly or annual basis.

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

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In July 2003, we introduced our latest product, Eclipse. Eclipse is a wireless platform consisting of an Intelligent Node Unit and an Outdoor Unit. The platform utilizes a nodal architecture and combines multiplexing, routing and cross-connection functions with low to high capacity wireless transmission into a single system. To a large extent, our future profitability depends on the successful commercialization of Eclipse. We began to market the Eclipse product in 2003 and recorded our first sales in January 2004. Because Eclipse represents a new innovative solution for wireless carriers, we cannot give assurances that we will be able to successfully market this product. If Eclipse does not achieve broad market acceptance, we may not be able to recoup the significant amount of research and development expenses associated with the development and introduction of this product and our business could be negatively impacted. Should the introduction of Eclipse be unsuccessful, there would be a material adverse effect on our business, financial condition and results of operations.

Because a significant amount of our revenues comes from a few customers, the termination of any of these customer relationships may harm our business.

Sales of our products are concentrated in a small number of customers. The following table summarizes the number of our significant customers, each of whom accounted for more than 10% of our revenues for the period indicated, along with the percentage of revenues they individually represent.

	Three Months Ended
	June 30, 2004	June 30, 2003
Number of significant customers	2	2
Percentage of net sales	19%, 18%	12%, 10%

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are highly dependent on sales to customers outside the United States. During first quarter of fiscal 2005 sales to international customers accounted for 94% of the total net sales. During fiscal 2003 and 2004, sales to international customers accounted for 95% and 98% of our net sales, respectively. In the first quarter of fiscal 2005, sales to the Middle East/Africa region accounted for approximately 39% of our sales. In fiscal 2004 and 2003, sales to the Middle East/Africa region accounted for approximately 33% and 24% of our net sales, respectively. Also, significant portions of our international sales are in lesser developed countries. We expect that international sales will continue to account for the majority of our net product sales for the foreseeable future. As a result, the occurrence of any international, political, economic or geographic event that adversely affects our business could result in significant revenue shortfalls. These revenue shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks and challenges of doing business internationally include:

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

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Because of the severe economic downturn in the world economy and the telecommunications industry, the demand for our products and services may continue to decrease.

Due to the downturn in the world economy, as well as the global tightening of the capital markets for telecommunications and mobile cellular projects, our business opportunities have decreased globally over the past two years. To the extent that the economic downturn and the global tightening of the capital markets continue, the demand for our products and services may decrease further in certain countries and geographic regions.

In addition, the terrorist attack of September 11, 2001, the subsequent military response by the United States, the aftermath of the U.S. war against Iraq, and the general socio and geopolitical conditions in the Middle East, have negatively impacted, and may continue to negatively impact, the economy in general. This could impact our current and future business in the Middle East and could result in our customers delaying or canceling the purchase of our products, which would have a significant negative impact on our revenues. However, the redevelopment of these regions has provided us with sales opportunities recently and may continue to provide sales opportunities in future periods.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our customers may not pay us in a timely manner, or at all, which would decrease our revenues.

Our business requires extensive credit risk management that may not be adequate to protect against customer nonpayment. Risks of nonpayment and nonperformance by customers are a major consideration in our business. Our accounts receivable balance is also concentrated among a few customers, increasing our credit risk. The following table summarizes the number of our significant customers, each of whom accounted for more than 10% of accounts receivable at the end of the period indicated, along with the percentage of accounts receivable they individually represent. No other customer accounted for more than 10% of the accounts receivable balance at the end of the periods indicated.

	Three Months Ended,
	June 30, 2004	March 31, 2004
Number of significant customers	3	3
Percentage of accounts receivable balance	25%,14%,13%	30%, 22%, 11%

We generally require no collateral, although sales to Asia, Africa and the Middle East are often paid through letters of credit. Our credit procedures and policies may not adequately mitigate customer credit risk.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We will need additional capital in the future. If additional capital is not available, we may not be able to continue to operate our business pursuant to our business plan or we may have to discontinue our operations.

During fiscal 2004 and the first quarter of fiscal 2005, we used a significant amount of cash. This use of cash was primarily because of higher inventory levels to support the rollout of our new product Eclipse, net losses from operations, our acquisition of Plessey Broadband Wireless and our extension of terms of credit to some of our customers in order to establish and favorably position ourselves in certain key markets. If we continue to use cash at this rate we may need significant additional financing, which we may seek to raise through, among other things, public and private equity offerings and debt financing. We currently anticipate that our available cash and cash equivalents at June 30, 2004 combined with anticipated receipts of outstanding accounts receivable, the liquidation of other current assets and the $8.5 million available credit on our $ 35 million revolving credit facility should be sufficient to meet our anticipated needs for working capital and capital expenditures through March 31, 2005. However, if changes occur that would consume available capital resources significantly sooner than we expect, if there is any significant negative impact resulting from poor collection performance, if we are unable to raise sufficient funds in the required time frame on commercially reasonable terms, or we are unable to liquidate other current assets, our working capital may not be sufficient to support our anticipated needs for working capital and capital expenditures through March 31, 2005 and we may not be able to continue to operate our business pursuant to our business plan or we may have to discontinue our operations.

We may breach our covenants relating to our outstanding debt against our $35 million revolving credit facility with a commercial bank resulting in a secured creditor claim action against us by the bank.

During the first quarter of fiscal 2005, we borrowed $25 million on a long term basis against our $35 million credit facility with a commercial bank. As part of the loan agreement, we have to maintain, as measured at the last day of each fiscal quarter, tangible net worth of at least $60 million plus 25% of net income, as determined in accordance with GAAP, for such quarter and all preceding quarters since December 31, 2003 (exclusive of losses). We also have to maintain, as measured at the last day of each calendar month, a ratio of (1) total unrestricted cash and cash equivalents plus short-term, marketable securities minus certain outstanding bank services divided by (2) the aggregate amount of outstanding borrowings and other obligations to the bank, of not less than 1.00 to 1.00. As of June 30, 2004 we were in compliance with these financial covenants of the loan. We may be in breach of these covenants in future quarters which will make the long-term outstanding debt due to the bank immediately. We may not have the cash to pay off the outstanding debt immediately resulting in a secured creditor legal action against us.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The inability of our subcontractors to perform, or our key suppliers to manufacture and deliver materials, could cause our products to be produced in an untimely or unsatisfactory manner.

Our manufacturing operations, which have been substantially subcontracted, are highly dependent upon the delivery of materials by outside suppliers in a timely manner. We have significant operations in San Jose, California, the United Kingdom, New Zealand and South Africa and outsourcing arrangements in Asia. Also, we depend in part upon subcontractors to assemble major components and subsystems used in our products in a timely and satisfactory manner. We do not generally enter into long-term or volume purchase agreements with any of our suppliers, and we cannot provide assurances that such materials, components and subsystems will be available to us at such time and in such quantities as we require, if at all. In addition, due to the rapid and increasingly severe economic downturn, our suppliers have experienced and are continuing to experience various financial difficulties, which may impact their ability to supply the materials, components and subsystems that we require. Our inability to develop alternative sources of supply quickly and on a cost-effective basis could materially impair our ability to manufacture and timely deliver our products to our customers. We cannot give assurances that we will not experience material supply problems or component or subsystem delays in the future. Also, our subcontractors may not be able to maintain the quality of our products, which might result in a large number of product returns by customers and could harm our business, financial condition and results of operations.

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

Many of our current and potential customers require significant capital funding to finance their telecommunications and mobile cellular projects, which include the purchase of our products and services. Due to the ongoing restrictions in capital markets worldwide, available funding for these projects has been and may continue to be unavailable to some customers and the purchase of our products and services may be slowed or halted. Reduction in demand for our products has resulted in excess inventories on hand, and could result in additional excess inventories in the future. If funding continues to be unavailable to our customers or their customers, we may be forced to write down excess inventory. In addition, we may have to extend more and longer credit terms to our customers, which could negatively impact our cash and possibly result in higher bad debt expense. We cannot give assurances that we will be successful in matching our inventory purchases with anticipated shipment volumes. As a result, we may fail to control the amount of inventory on hand and may be forced to write-off additional amounts. Such additional inventory write-offs, if required, would decrease our profits.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Due to the specialized nature of our business, our future performance is highly dependent upon the continued services of our key personnel and executive officers, including Charles D. Kissner, who currently serves as our Chairman of the Board and Chief Executive Officer. The loss of any key personnel could harm our business. Our prospects depend upon our ability to

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Announcements of developments related to our business, announcements by competitors, quarterly fluctuations in our financial results and general conditions in the telecommunications industry in which we compete, or the economies of the countries in which we do business and other factors could cause the price of our common stock to fluctuate, perhaps substantially. In addition, in recent years the stock market has experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. These factors and fluctuations could lower the market price of our common stock and cause our stock to be delisted from Nasdaq National Market..

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of our market risks, see page 28, “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation and disclosure controls and procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) or 15d-15(b). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report.

(b) Changes in internal controls. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

(c) Limitations on the Effectiveness of Controls. Our management, including the Principal Executive Officer and Principal Financial Officer, do not expect that our disclosure controls or our internal controls for financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

We are subject to legal proceedings and claims that arise in the normal course of our business. As of June 30, 2004 we were a named defendant in a preference claim matter pursuant to the U.S. Bankruptcy Code. This matter was settled subsequently in July 2004 for approximately the amount accrued by us. The settlement is awaiting final approval from bankruptcy court. This amount was reserved in fiscal 2003.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

For a list of exhibits to this Quarterly Report on Form 10-Q, see the exhibit index located on page 48.

(b) Reports on Form 8-K

On April 28, 2004, we filed a current report on Form 8-K regarding a press release announcing our financial results for the fourth quarter of fiscal year 2004, which ended on March 31, 2004.

On June 01, 2004, we filed a current report on Form 8-K furnishing information regarding our borrowing of $25 million on a long-term basis against our $35 million line of credit with Silicon Valley Bank.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEX NETWORKS, INC.

Date: August 9, 2004	By	/s/ Carl A. Thomsen
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