Form 10-K/A
period 2004-03-31
STRATEX NETWORKS INC
filed 2004-09-20
CIK 812703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

AMENDMENT TO FORM 10-K
Filed Pursuant to
THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-15895

Stratex Networks, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	77-0016028

(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

120 Rose Orchard Way
San Jose, California 95134

(Address of Principal Executive Offices)(Zip Code)

Registrant’s telephone number, including area code: (408) 943-0777

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

PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
EXHIBIT INDEX
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2

     The undersigned registrant hereby amends the following item, exhibits or other portions of its Annual Report on Form 10-K for the year ended March 31, 2004 as set forth in the pages attached hereto:

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents have been filed as a part of this Annual Report on Form 10-K.

1. Financial Statements

None. Our consolidated financial statements are contained in our 2004 Annual Report to Stockholders and were incorporated into our Form 10-K filed with the SEC on May 27, 2004 (the “Form 10-K”) by reference pursuant to Item 8 of the Form 10-K.

2. Financial Statement Schedules

None. The following consolidated financial statement schedule for each of the three years in the period ended March 31, 2004 was submitted with the Form 10-K:

Schedule II: Valuation and Qualifying Accounts and Reserves.

Reports of Independent Auditors on Schedule.

Schedules not listed above have been omitted because they are not applicable or required, or information required to be set forth therein is included in the Consolidated Financial Statements, including the Notes thereto, incorporated into the Form 10-K by reference.

3. Exhibits

The exhibits listed on the Exhibit Index beginning on Page 4 hereof.

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

(c) See Item 15(a) 3 above

(d) See Item 15(a) 2 above.

2

SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 20, 2004

STRATEX NETWORKS, INC.
By:	/s/ Carl A. Thomsen
Carl A. Thomsen
Senior Vice President, Chief Financial Officer & Secretary

3

EXHIBIT INDEX

Exhibit
No.	Description
2.1	Certificate of Ownership and Merger merging DMC Stratex Networks, Inc. into Digital Microwave Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2000).

3.1	Second Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on May 07, 2004 (incorporated by reference to exhibit number 3.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004).

3.2	Amended and Restated Bylaws, dated as of October 17, 2001 (incorporated by reference to Exhibit 3.2 to the company’s Quarterly Report on Form 10-Q filed on November 13, 2001).

3.3	Amended and Restated Bylaws, amended as of November 11, 2003 (incorporated by reference to exhibit number 3.3 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004).

4.1	Form of Indenture (incorporated by reference to Exhibit 4.3 to the company’s registration statement filed on Form S-3 on November 28, 2000).

4.2	Form of Debt Warrant Agreement, including form of Debt Warrant Certificate (incorporated by reference to Exhibit 4.4 to the company’s Registration Statement filed on Form S-3 on November 28, 2000).

4.3	Form of Common Stock Warrant Agreement, including form of Common Stock Warrant Certificate (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement filed on Form S-3 on November 28, 2000).

4.4	Form of Senior Debenture (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement filed on Form S-3 on November 28, 2000).

4.5	Loan and Security Agreement between Stratex Networks, Inc. and Silicon Valley Bank dated January 21, 2003. (incorporated by reference to exhibit number 4.5 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003).

4.6	Amended and Restated Loan and Security Agreement between Stratex Networks, Inc. and Silicon Valley Bank, dated January 21, 2004 (incorporated by reference to exhibit 10.1 filed on Form 8-K on January 22, 2004).

10.1	Stratex Networks, Inc. 1984 Stock Option Plan, as amended and restated on June 11, 1991 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1991).

10.2	Form of Installment Incentive Stock Option Agreement (incorporated by reference to Exhibit 28.2 to the Company’s Registration Statement on Form S-8 (File No. 33-43155)).

10.3	Form of Installment Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 28.3 to the Company’s Registration Statement on Form S-8 (File No. 33-43155)).

10.4	Form of Indemnification Agreement between the Company and its directors and certain officers (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 33-13431)).

10.5	Stratex Networks, Inc. 1994 Stock Incentive Plan, as amended and restated on May 1, 1996 (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on August 4, 1998).

10.6	Stratex Networks, Inc. 1994 Stock Incentive Plan, as amended and restated on May 1, 1996 (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on August 4, 1998).

10.7	Stratex Networks, Inc. 1998 Non-Officer Employee Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-48535)).

10.8	Restated Employment Agreement, dated as of May 14, 2002, by and between Stratex Networks, Inc. and Charles D. Kissner (incorporated by reference to exhibit number 10.7 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003).

10.9	Stratex Networks, Inc. 1999 Non-Officer Employee Restricted Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the company’s Registration Statement on Form S-8 (File No. 333-76233)).

10.10	Stratex Networks, Inc. 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-80281)).

10.11**	Employment Agreement dated as of May 14, 2002, by and between the Company and Carl A. Thomsen. (incorporated by reference to exhibit number 10.10 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003).

10.12**	Form of Employment Agreement dated as of May 14, 2002, by and between the Company and John C. Brandt, Carol A. Goudey, Paul Kennard, Shaun McFall, Ryan Panos, Robert Schlaefli, Timothy Hansen and John P. O’Neil (incorporated by reference to exhibit number 10.11 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003).

10.13	Lease, dated February 16, 2000, by and between Corporate Technology Centre Associates II LLC and Stratex Networks, Inc., relating to 130 Rose Orchard Way, San Jose, California (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000).

10.14	Lease, dated February 16, 2000, by and between Corporate Technology Centre Associates II LLC and Stratex Networks, Inc., relating to 170 Rose Orchard Way, San Jose, California (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000).

10.15	Lease, dated February 16, 2000, by and between Corporate Technology Centre Associates II LLC and Stratex Networks, Inc., relating to 180 Rose Orchard Way, San Jose, California (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000).

10.16	DMC Stratex Networks, Inc. 2002 Stock Incentive Plan (incorporated by reference to exhibit number 10.15 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003).

13.1	Portions of the 2004 Annual Report to Stockholders (incorporated by reference to exhibit number 13.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004).

14.1	Code of Ethics adopted by the Company on November 11, 2003 (incorporated by reference to exhibit number 14.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004).

21.1	List of subsidiaries (incorporated by reference to exhibit number 21.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004).

23.1*	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of prior Independent Public Accountants (incorporated by reference to exhibit number 23.2 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004).

24.1	Power of Attorney (incorporated by reference to exhibit number 24.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004).

31.1*	Certification of Charles D. Kissner, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Carl A. Thomsen, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Charles D. Kissner, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to exhibit number 32.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004).

32.2	Certification of Carl A. Thomsen, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to exhibit number 32.2 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004).

*	Filed herewith.

**	Management contract, compensatory plan or arrangement in which one or more of our directors or executive officer(s) participates.

4