Form 10-Q
period 2004-09-30
STRATEX NETWORKS INC
filed 2004-11-09
CIK 812703

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004	Commission file number: 0-15895

STRATEX NETWORKS, INC.

(Exact name of registrant specified in its charter)

Delaware	77-0016028
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

120 Rose Orchard Way San Jose, CA	95134
(Address of Principal Executive Offices)	(Zip Code)

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

The number of outstanding shares of the Registrant’s common stock, par value $.01 per share, was 94,735,697 on November 1, 2004.

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

STRATEX NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except per share amounts)

(Unaudited)

	September 30, 2004	March 31, 2004
ASSETS

Current assets:
Cash and cash equivalents	$31,911	$21,626
Short-term investments	30,861	28,337
Accounts receivable, net of allowance of $1,516 on September 30, 2004 and $2,373 on March 31, 2004	43,303	34,295
Inventories	36,775	33,101
Other current assets	12,657	10,932

Total current assets	155,506	128,291

Property and equipment, net	31,754	31,175
Intangible assets, net	790	1,581
Other assets	1,397	2,197

Total assets	$189,448	$163,244

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$38,033	$40,033
Short-term debt	6,250	—
Accrued liabilities	20,558	21,718

Total current liabilities	64,841	61,751
Long-term debt	16,667	—
Restructuring and other long – term liabilities	18,248	20,311

Total liabilities	99,756	82,062

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value; 150,000 shares authorized; 94,638 and 84,048 issued and outstanding at September 30, 2004 and March 31, 2004, respectively	947	840
Additional paid-in-capital	484,963	461,483
Accumulated deficit	(382,541)	(367,779)
Accumulated other comprehensive loss	(13,677)	(13,362)

Total stockholders’ equity	89,692	81,182

Total liabilities and stockholders’ equity	$189,448	$163,244

See accompanying Notes to Condensed Consolidated Financial Statements.

STRATEX NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Net sales	$43,615	$36,882	$89,656	$72,849
Cost of sales	35,187	29,819	74,302	58,440

Gross profit	8,428	7,063	15,354	14,409

Operating Expenses
Research and development	4,189	3,982	8,552	7,868
Selling, general and administrative	9,979	9,939	19,610	16,895
Amortization of intangible assets	395	—	790	—

Total operating expenses	14,563	13,921	28,952	24,763

Operating loss	(6,135)	(6,858)	(13,598)	(10,354)

Other income (expense):
Interest income	153	269	303	531
Interest expense	(552)	(26)	(770)	(59)
Other expense, net	(42)	(107)	(343)	(284)

Loss before provision for income taxes	(6,576)	(6,722)	(14,408)	(10,166)

Provision for income taxes	202	280	353	211

Net loss	$(6,778)	$(7,002)	$(14,761)	$(10,377)

Basic and diluted loss per share	$(0.08)	$(0.08)	$(0.17)	$(0.13)

Basic and diluted weighted average shares outstanding	84,922	82,922	84,528	82,877

See accompanying Notes to Condensed Consolidated Financial Statements.

STRATEX NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(14,761)	$(10,377)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	5,108	4,223
Changes in assets and liabilities
Accounts receivable	(9,089)	2,831
Inventories	(3,255)	288
Other assets	175	1,274
Accounts payable	(2,142)	1,291
Income tax payable	461	133
Accrued liabilities	(1,649)	(9,021)
Long term liabilities	(1,934)	(1,948)

Net cash used for operating activities	(27,086)	(11,306)

Cash flows from investing activities:
Purchase of short-term investments	(61,157)	(139,332)
Proceeds from sale of short term investments	58,575	152,648
Purchase of property and equipment	(5,549)	(4,647)

Net cash provided by (used in) investing activities	(8,131)	8,669

Cash flows from financing activities:
Borrowing from banks	25,000	—
Repayment of bank borrowings	(2,083)	—
Proceeds from sales of common stock	23,587	600

Net cash provided by financing activities	46,504	600

Effect of exchange rate changes on cash	(1,002)	86

Net increase (decrease) in cash and cash equivalents	10,285	(1,951)
Cash and cash equivalents at beginning of period	21,626	34,036

Cash and cash equivalents at end of period	$31,911	$32,085

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$598	$74
Income taxes paid	$94	$222

See accompanying Notes to Condensed Consolidated Financial Statements.

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Stratex Networks, Inc. and its wholly owned subsidiaries (the “Company”). Intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to current year presentation.

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

CASH AND CASH EQUIVALENTS

The Company generally considers all highly liquid debt instruments purchased with a remaining maturity of three months or less at the time of purchase, to be cash equivalents. Auction rate preferred securities are considered as short-term investments. Cash and cash equivalents consist of cash, money market funds, and short-term securities as of September 30, 2004 and March 31, 2004.

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

Unrealized holding gains on the portfolio as of September 30, 2004 were insignificant. At September 30, 2004, the available-for-sale securities had contractual maturities ranging from 1 month to 10 months, with a weighted average maturity of 2 months.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market, where cost includes material, labor and manufacturing overhead. Inventories consist of (in thousands):

	September 30, 2004	March 31, 2004
Raw materials	$14,530	$20,594
Work in process	3,468	1,719
Finished goods	18,777	10,788

	$36,775	$33,101

In the second quarter of fiscal 2004, the Company realized a $0.5 million benefit due to sale of excess inventory, which had been fully reserved in prior periods. There was no benefit recorded in the second quarter of fiscal 2005.

OTHER CURRENT ASSETS

Other current assets included the following (in thousands):

	September 30, 2004	March 31, 2004
Receivable from suppliers	$3,335	$3,886
Non-trade receivables	1,064	1,037
Prepaid expenses	6,335	4,730
Prepaid insurance	645	569
Tax refund	1,008	423
Other	270	287

	$12,657	$10,932

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

OTHER ASSETS - LONGTERM

Included in other assets as of September 30, 2004 and March 31, 2004 are long-term accounts receivable of $1.0 million and $1.8 million as of September 30, 2004 and March 31, 2004, respectively. The long-term accounts receivable is due to the extended terms of credit granted by the Company in fiscal 2004 to some of its customers in order to position itself favorably in certain markets. Other assets also included long-term deposits for premises leased by the Company.

ACCRUED LIABILITIES

Accrued liabilities included the following (in thousands):

	September 30, 2004	March 31, 2004
Customer deposits	$1,190	$1,175
Accrued payroll and benefits	2,692	2,891
Accrued commissions	1,955	2,041
Accrued warranty	4,810	4,277
Accrued restructuring-current portion	3,638	4,255
Accrual for contingent liabilities	—	1,866
Other	6,273	5,213

	$20,558	$21,718

Accrual for contingent liability of $1.9 million at March 31, 2004 was for claims made by trustees for unsecured creditors in the bankruptcy proceedings of the Company’s prior customers. In July 2004, the Company reached a settlement on the claims for $1.6 million. The remaining $0.3 million of accrual was reversed in the second quarter of fiscal 2005 and is included in the selling general and administrative expenses on the income statement.

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

We manufacture and sell products internationally subjecting us to currency risk. Derivatives are employed to eliminate, reduce, or transfer selected foreign currency risks that can be identified and quantified. The Company’s policy is to hedge forecasted and actual foreign currency risk with forward contracts that expire within twelve months. Specifically, the Company hedges foreign currency risks relating to firmly committed backlog, open purchase orders and non-functional currency monetary assets and liabilities. Derivatives hedging non-functional currency monetary assets and liabilities are recorded on the balance sheet at fair value and changes in fair value are recognized in earnings.

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

The following table summarizes the activity in OCI, with regard to the changes in fair value of derivative instruments, for the first half of fiscal 2005 and fiscal 2004 (in thousands):

	Six Months Ended September 30, 2004 Gains/ (Losses)	Six Months Ended September 30, 2003 Gains/ (Losses)
Beginning balance on April 1	$23	56
Net changes	(229)	157
Reclassifications to revenue	64	4
Reclassifications to cost of sales	(37)	11

Ending balance on September 30	$(179)	228

An insignificant amount of loss was recognized in other income and expense in the first half of fiscal 2004 and the first half of fiscal 2005 related to the exclusion of time value from effectiveness testing and ineffectiveness resulting from forecasted transactions that did not occur.

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

Accounts receivable concentrated with certain customers primarily in the telecommunications industry and in certain geographic locations may subject the Company to concentration of credit risk. The following table summarizes the number of our significant customers as a percentage of our accounts receivable balance at September 30, 2004 and March 31, 2004, along with the percentage of accounts receivable balance they individually represent. No other customer accounted for more than 10% of the accounts receivable balance at the dates indicated.

	September 30, 2004	March 31, 2004
Number of significant customers	2	3
Percentage of accounts receivable balance	19%, 15%	30%, 22%, 11%

The following table summarizes the number of our significant customers, each of whom accounted for more than 10% of our revenues, along with the percentage of revenues they individually represent.

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Six Months Ended September 30, 2004	Six Months Ended September 30, 2003
Number of significant customers	1	2	2	2
Percentage of net sales	22%	17%, 14%	21%, 12%	14%, 12%

The Company actively markets and sells products in Russia, Africa, Asia, Europe, the Middle East and the Americas. The Company performs ongoing credit evaluations of its customers’ financial conditions and generally requires no collateral, although sales to Asia, Eastern Europe and the Middle East are primarily paid through letters of credit.

REVENUE RECOGNITION

The Company recognizes revenue pursuant to Staff Accounting Bulletin No. 104 (SAB 104) “Revenue Recognition in Financial Statements.” Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that the arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured.

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

	Three months ended September 30,		Six months ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Net loss – as reported	$(6,778)	$(7,002)	$(14,761)	$(10,377)
Less: Stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(3,431)	(2,151)	(6,930)	(4,932)

Net loss – pro forma	$(10,209)	$(9,153)	$(21,691)	$(15,309)

Basic and diluted loss per share – as reported	$(0.08)	$(0.08)	$(0.17)	$(0.13)
Basic and diluted loss per share – pro forma	(0.12)	(0.11)	(0.26)	(0.18)

For purposes of pro forma disclosure under SFAS No. 123, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting period, using the multiple option method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended September 30,		Six months ended September 30,
	2004	2003	2004	2003
Expected dividend yield	0.0%	0.0%	0.0%	0.00%
Expected stock volatility	96.7%	96.0%	96.7%	96.0%
Risk-free interest rate	3.5%	2.8%	3.62%	2.8%
Expected life of options from vest date	1.53 years	1.68 years	1.29 years	1.68 years

Forfeiture rate	Actual	Actual	Actual	Actual

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The fair value of each share granted under the employee stock purchase plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended September 30,		Six months ended September 30,
	2004	2003	2004	2003
Expected stock volatility	80.6%	95.63%	83.67%	89.36%
Risk-free interest rate	1.5%	0.9%	1.2%	1.0%
Expected life of options from vest date	0.2 years	0.3 years	0.2 years	0.3 years

The weighted average fair value of stock options granted during the quarters ended September 30, 2004 and September 30, 2003 was $1.38 and $1.67, respectively.

COMPREHENSIVE INCOME

The following table reconciles net loss to comprehensive loss (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Net loss	$(6,778)	$(7,002)	$(14,761)	$(10,377)
Other comprehensive income (loss):
Unrealized currency translation gain/ (loss)	305	(412)	(258)	899
Unrealized holding gain on investments	24	90	(57)	42

Comprehensive loss	$(6,449)	$(7,324)	$(15,076)	$(9,436)

NEW ACCOUNTING PRONOUNCEMENTS

In July 2004, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” This issue addresses the determination of whether an investment is in-substance common stock and when to perform that evaluation, but does not address the determination of whether an investor has the ability to exercise significant influence over the operating and financial policies of the investee. The pronouncement is effective for fiscal periods beginning after September 15, 2004. For existing investments, the investor should make an initial determination as to whether the investment is in-substance common stock based on the circumstances existing as of the date of first application of this issue. The Company does not believe that the adoption of this standard will have a material impact on its consolidated balance sheet or statement of operations.

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the gross and net balance of the intangible assets as of September 30, 2004 (in thousands):

	As of September 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intellectual Property	$2,371	$1,581	$790

Aggregate Amortization Expense (in thousands):

For the three months ended September 30, 2004	$ 395

Estimated Amortization Expense (in thousands):

For the remainder of the year ended March 31, 2005	$790

NOTE 3. BANK LINE OF CREDIT

On May 27, 2004 the Company borrowed $25 million on a long-term basis against its $35 million revolving credit facility with a commercial bank. This $25 million loan is payable in equal monthly installments of principal plus interest over a period of four years. This loan bears interest at a fixed interest rate of 6.38% per annum. Short-term borrowings under the $10 million revolving credit portion of the credit facility will be at the bank’s prime rate, which was 4.75% per annum at September 30, 2004, or LIBOR plus 2%. This facility is secured by the Company’s assets. During the six months ended September 30, 2004 the Company repaid $2.1 million of the loan and recorded interest expense of $0.1 million in the quarter ended June 30, 2004 and $0.4 million in the quarter ended September 30, 2004. As part of the loan agreement, there is a tangible net worth covenant and a liquidity ratio covenant. As of September 30, 2004 we were in compliance with these financial covenants of the loan.

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

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The changes in the warranty reserve balances during the periods indicated are as follows:

	Six Months Ended September 30,
	2004	2003
Balance at the beginning of period	$4,277	$4,219
Additions related to current period sales	3,400	3,788
Warranty costs incurred in the current period	(2,867)	(3,864)
Adjustments to accruals related to prior period sales	—	—

Balance at the end	$4,810	$4,143

NOTE 5. RESTRUCTURING CHARGES

The Company did not record any restructuring charges in the first half of fiscal 2005 and the first half of fiscal 2004.

In the fourth quarter of fiscal 2004, the Company recorded $5.5 million of restructuring charges. In order to reduce expenses and increase operational efficiency, the Company reduced the workforce by 34 employees and recorded restructuring charges for employee severance and benefits of $0.9 million. As of September 30, 2004, all affected employees had been terminated. The remaining $4.6 million of restructuring charges was for building lease obligations, which were vacated in fiscal 2002 and fiscal 2003 as explained in the following paragraphs. The vacated building lease obligations recorded as restructuring charges in fiscal 2003 and in fiscal 2002 included payments required under lease contracts, less estimated sublease income after the property has been abandoned. To determine the lease loss, certain assumptions were made related to (1) the time period over which the building will remain vacant, (2) sublease terms, (3) sublease rates and (4) an estimate of brokerage fees. The lease loss represents management’s estimate of time to sublease and actual sublease rates. In fiscal 2004, the Company recorded the additional $4.6 million charges primarily due to a decrease in estimated future sublease income.

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

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the activities of the restructuring accrual during the first half of fiscal 2005 and during the fiscal year ended March 31, 2004 (in millions):

	Severance and Benefits	Facilities and Other	Total
Balance as of March 31, 2003	$1.5	$22.7	$24.2
Provision	0.9	4.6	5.5
Cash payments	(1.3)	(5.6)	(6.9)

Balance as of March 31, 2004	1.1	21.7	22.8
Provision	—	—	—
Cash payments	(0.2)	(1.2)	(1.4)

Balance as of June 30, 2004	0.9	20.5	21.4
Provision	—	—	—
Cash payments	(0.3)	(0.9)	(1.2)

Balance as of September 30, 2004	$0.6	$19.6	$20.2

Current portion	$0.6	$3.1	$3.7
Long-term portion	$—	$16.5	$16.5

The remaining accrual balance of $20.2 as of September 30, 2004 is expected to be paid out in cash. The Company expects $2.2 million of the remaining accrual balance ($0.6 million of severance and benefits, $0.2 million of legal costs and $1.4 million of vacated building lease obligations) to be paid out in the remainder of fiscal 2005 and vacated building lease obligations of $18.0 million to be paid out during fiscal 2006 through fiscal 2012.

NOTE 6. ISSUE OF COMMON STOCK AND WARRANTS

During the second quarter of fiscal 2005, the Company raised $22.9 million cash (net of expenses) by issuing 10,327,120 shares of common stock at a price of $2.36 per share. In connection with the closing of this sale of shares on September 24, 2004, the Company issued 2,581,780 warrants to purchase up to 2,581,780 shares of the Company’s common stock at an exercise price of $2.95 per share as an incentive to invest in the Company. The warrants expire five years from the date of issue. The Company allocated $2.6 million of the sales price to the warrants based on the relative fair value of the warrants. The value of the warrants was determined using the Black-Scholes option-pricing model and the following weighted average assumptions: contractual term of two years from date of grant, risk free interest rate of 2.53%, volatility of 96.74%, and expected dividend yield of 0%.

NOTE 7. OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about products, geographic information, and major customers. Operating segment information for the first quarter of fiscal 2005 and 2004 is presented in accordance with SFAS 131.

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company is organized into two operating segments: Products and Services. The Chief Executive Officer (“CEO”) has been identified as the Chief Operating Decision-Maker as defined by SFAS 131. Resources are allocated to each of these groups using information on their revenues and operating profits before interest and taxes.

The Products operating segment includes the Eclipse™, XP4™, Altium®, DXR® and Velox™ digital microwave systems for digital transmission markets. The Company announced a new wireless platform consisting of an Intelligent Node Unit and a radio element, which combined are called Eclipse™ (“Eclipse”) in July 2003. The Company designs and develops the above products in Wellington, New Zealand, Capetown, South Africa and San Jose, California. Prior to June 30, 2002, the Company manufactured the XP4 and Altium family of digital microwave radio products in San Jose, California. In June 2002, the Company entered into an agreement with Microelectronics Technology Inc. (MTI), a Taiwanese company for outsourcing of the Company’s XP4 and Altium products manufacturing operations. The Company manages the manufacturing of the DXR product family from Wellington, New Zealand, where most manufacturing for the product takes place, except for a portion of the DXR product family that is outsourced. The Services operating segment includes, but is not limited to, installation, repair, spare parts, network design, path surveys, integration, and other revenues. The Company maintains regional service centers in Lanarkshire, Scotland and Clark Field, Pampanga, Philippines.

Operating segments generally do not sell products to each other, and accordingly, there are no significant inter-segment revenues to be reported. The Company does not allocate interest and taxes to operating segments. The accounting policies for each reporting segment are the same.

The following table sets forth net revenues and operating income (loss) by operating segments (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Products:
Revenues	$36,264	$30,205	$74,757	$58,782
Operating loss	(7,472)	(8,262)	(15,844)	(13,256)

Services:
Revenues	7,351	6,677	14,899	14,067
Operating income	1,337	1,404	2,246	2,902

Total:
Revenues	$43,615	$36,882	$89,656	$72,849
Operating loss	(6,135)	(6,858)	(13,598)	(10,354)

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table sets forth net revenues from unaffiliated customers by product (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
XP4	$12,645	$10,292	$33,629	$22,422
Altium	8,435	12,395	14,792	22,288
Eclipse	8,051	—	12,731	—
DXR	5,251	4,670	9,755	10,788
Other Products	1,882	2,848	3,850	3,284

Total Products	36,264	30,205	74,757	58,782
Total Services	7,351	6,677	14,899	14,067

Total Revenues	$43,615	$36,882	$89,656	$72,849

The following table sets forth revenues from unaffiliated customers by geographic region (in thousands) for:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Americas	$10,120	$5,586	$19,696	$11,438
Russia	9,696	5,668	16,126	9,385
Other Europe	8,644	9,517	14,786	18,122
Middle East	4,400	3,810	10,265	6,510
Nigeria	1,116	3,801	8,421	7,731
Other Africa	5,786	2,432	10,599	5,225
Asia/Pacific	3,853	6,068	9,763	14,438

Total Revenue	$43,615	$36,882	$89,656	$72,849

Long-lived assets by country consisting of net property and equipment was as follows (in thousands):

	September 30, 2004	March 31, 2004
United Kingdom	$16,778	$15,388
United States	6,302	6,912
New Zealand	4,956	4,655
Other foreign countries	3,718	4,220

Total property and equipment, net	$31,754	$31,175

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussions in this Quarterly Report on Form 10-Q should be read in conjunction with our accompanying Financial Statements and the related notes thereto. This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions also identify forward looking statements. The forward looking statements in this Quarterly Report on Form 10-Q are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements and include, without limitation, statements regarding:

•	Our expectation that gross margins will improve by the end of fiscal year 2005 due to the continued increase in sales of our new product Eclipse which has higher margins as compared to our other products;

•	Our expectation that cash usage will decline by the end of fiscal year;

•	Our expectation that net losses will decline by the end of fiscal year;

•	Our expectation that cash requirements for the product operating segment will continue to be primarily for working capital requirements, restructuring payments and research and development activities;

•	Our expectation that the cash requirements for our service operating segment will continue to be primarily for labor costs and spare parts;

•	Our expectation that research and development expenses will remain relatively flat in the third quarter of fiscal 2005 as compared to the second quarter of fiscal 2005;

•	Our expectation that there will be no significant change in selling, general and administrative expenses in the remainder of fiscal 2005;

•	Our plan to pay out in cash the $2.2 million of the remaining accrual balance ($0.6 million of severance and benefits, $0.2 million of legal costs and $1.4 million of vacated building lease obligations) in fiscal 2005 and vacated building lease obligations of $18.0 million during fiscal 2006 through fiscal 2012;

•	Our plan to minimize our overall customer financing exposures by discounting receivables when possible, raising third party financing and arranging letters of credit;.

•	Our belief that we have the financial resources needed to meet our business requirements for at least the next 12 months;

•	Our belief that our available cash and cash equivalents at September 30, 2004 combined with anticipated receipts of outstanding accounts receivable, the liquidation of other current assets and our $8.8 million available credit on our revolving credit facility should be sufficient to meet our anticipated needs for working capital and capital expenditures through the next 12 months;

•	Our belief that the legal proceedings and claims that arise in the normal course of our business will not have a material adverse effect on our business, financial position, and results of operations;

•	Our expectation that competition will increase;

•	Our expectation that international sales will continue to account for the majority of our net product sales for the foreseeable future;

•	Our expectation that we will continue to experience declining average sales prices for our products;

•	Our expectation that the redevelopment of the Middle East region will continue to provide sales opportunities in future periods;

•	Our belief that successful new product introductions provide a significant competitive advantage because customers make an investment of time in selecting and learning to use a new product, and are reluctant to switch thereafter;

•	Our statements relating to improvements in the overall business outlook and global economic conditions;

•	Our belief that we maintain adequate reserves to cover exposure for doubtful accounts; and

•	Our belief that our ability to compete successfully will depend on a number of factors both within and outside our control.

All forward-looking statements included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or statements. The reader should also consult the cautionary statements and risk factors listed in this Quarterly Report including those contained in the section, “Factors That May Affect Future Financial Results,” beginning on page 36 in this Quarterly Report, and those listed from time to time in our Reports on Forms 10-Q, 8-K, and our most recent Annual Report on Form 10-K for the year ended March 31, 2004, in evaluating these forward-looking statements.

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

We provide our customers with a broad product line. In June 2003, we announced a new wireless platform consisting of an Intelligent Node Unit (INU) and a radio element, which combined are called Eclipse™ (“Eclipse”). Our products operate using a variety of transmission frequencies, ranging from 0.3 GigaHertz (GHz) to 38 GHz, and a variety of transmission capacities, typically ranging from 64 Kilobits to 2XOC-3 or 311 Megabits per second (Mbps). Our broad product line allows us to market and sell our products to service providers worldwide with varying interconnection and access requirements. We design our products to meet the requirements of mobile communications networks and fixed wireless broadband access networks worldwide. Our products are designed to enable our customers to deploy and expand their wireless infrastructure and market their services rapidly to subscribers, so that service providers can realize a return on their investments in frequency allocation licenses and network equipment.

We have equipment installed in over 100 countries, and a significant percentage of our revenue is derived from sales outside the United States. Our revenues from sales of equipment and services outside the United States were 92% in the first half of fiscal 2005, 98% in fiscal 2004 and 95% in fiscal 2003.

Our newly introduced product Eclipse showed good progress in the second quarter of fiscal 2005. New order bookings for Eclipse were a little over $12 million. During the second quarter we focused our efforts on successfully rolling out Eclipse in the market. Sales of Eclipse product were $8.1 million for the second quarter of fiscal 2005 and accounted for 22% of our revenue for that quarter.

Gross margin also improved in the second quarter of fiscal 2005 as compared to the prior quarter as noted in the table below.

	Three months ended
	September 30, 2004	June 30, 2004
Gross Margins	19%	15%

Our gross margins in the first quarter of fiscal 2005 were 15%. Gross margin in the second quarter improved to 19%. We expect gross margins to continue to improve by the end of fiscal year 2005 due to the increase in sales of our new product Eclipse which generally has higher margins as compared to our other products.

We utilized a significant amount of cash in the second quarter of fiscal 2005. This utilization was primarily because of additional working capital used in accounts receivable and inventory. During the quarter we raised $22.9 million (net of expenses related to the issuance of stock) by the sale of 10,327,120 shares of common stock at a price of $2.36 per share. We expect cash usage to decline later in the fiscal year as net losses decline.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies since March 31, 2004. For a description of our critical accounting policies, see our Annual Report on Form 10-K for the year ended March 31, 2004.

Revenues

Net sales for the second quarter of fiscal 2005 increased to $43.6 million, compared to $36.9 million reported in the second quarter of fiscal 2004, and increased to $89.7 million for the first half of fiscal 2005, compared to $72.8 million in the first half of fiscal 2004. We believe that this increase was primarily attributable to an increase in the demand for our products in Russia and the Americas.

Revenue by geographic regions. The following table sets forth information on our sales by geographic regions for the periods indicated (in thousands):

	Three Months Ended September 30,				Six Months Ended September 30
	2004	% of Total	2003	% of Total	2004	% of Total	2003	% of Total
Americas	$10,120	23%	$5,586	15%	$19,696	22%	$11,438	16%
Russia	9,696	22%	5,668	16%	16,126	18%	9,385	13%
Other Europe	8,644	20%	9,517	26%	14,786	17%	18,122	24%
Middle East	4,400	10%	3,810	10%	10,265	11%	6,510	9%
Nigeria	1,116	3%	3,801	10%	8,421	9%	7,731	11%
Other Africa	5,786	13%	2,432	7%	10,599	12%	5,225	7%
Asia/Pacific	3,853	9%	6,068	16%	9,763	11%	14,438	20%

Total Revenues	$43,615	100%	$36,882	100%	$89,656	100%	$72,849	100%

Net sales to Russia increased to $9.7 million in the second quarter of fiscal 2005 as compared to $5.7 million in the second quarter of fiscal 2004 primarily due to an increase in sales to an existing customer in that region. Net sales to Russia increased to $16.1 million in the first half of fiscal 2005 from $9.4 million in the first half of fiscal 2004 primarily due to the same reason as noted above. Net sales in the Americas region also increased to $10.1 million in the second quarter of fiscal 2005 from $5.6 million in the second quarter of fiscal 2004, an 81% increase. Net sales to the Americas region in the first half of fiscal 2005 increased to $19.7 million as compared to $11.4 million in the first half of fiscal 2004. This increase in sales in the Americas region was primarily because of higher sales of our license exempt product which we acquired in the beginning of the third quarter of fiscal 2004. Net sales in the Other Europe region decreased to $14.8 million in the first half of fiscal 2005 from $18.1 million in the first half of fiscal 2004, primarily because there were less sales to Eastern European customers. Net sales in the Other Africa region also showed improvement because we secured one significant new customer in that region. Net sales in the Asia/Pacific region in the first half of fiscal 2005 decreased to $9.8 million from $14.4 million in the first half of fiscal 2004 primarily due to the completion of certain projects in Thailand and India in the first half of fiscal 2004 which did not repeat in the first half of fiscal 2005. Net sales to Nigeria decreased in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004 as customer network rollout plans were focused on installations but net sales in the first half of fiscal 2005 to Nigeria increased as compared to the first half of fiscal 2004 primarily due to increased sales to one customer in that region.

Orders and backlog. During the second quarter of fiscal 2005, we received $45.9 million in new orders shippable over the next 12 months, compared to $44.5 million in the second quarter of fiscal 2004. During the first half of fiscal 2005, we received $91.4 million in new orders shippable over the next 12 months, compared to $86.3 million in the first half of fiscal 2004. The backlog at September 30, 2004 was $58.3 million, compared to $45.5 million at September 30, 2003 and $59.1 million at March 31, 2004. We review our backlog on an ongoing basis and make adjustments to it as required. Orders in our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period.

The following table summarizes the number of our customers, each of whom accounted for more than 10% of our backlog as at the end of the period indicated, along with the percentage of backlog they individually represent.

	September 30, 2004	September 30, 2003
Number of customers	2	2
Percentage of backlog	13%, 12%	12%, 10%

Product operating segment. The revenue and operating income for the product operating segment for the periods indicated were as follows (in thousands):

	Three Months Ended September 30,				Six Months Ended September 30,
	2004	% of Total	2003	% of Total	2004	% of Total	2003	% of Total
XP4	$12,645	35%	$10,292	34%	$33,629	45%	$22,422	38%
Altium	8,435	23%	12,395	41%	14,792	20%	22,288	38%
Eclipse	8,051	22%	—	—	12,731	17%	—	—
DXR	5,251	15%	4,670	16%	9,755	13%	10,788	18%
Other Products	1,882	5%	2,848	9%	3,850	5%	3,284	6%

Total Revenue	$36,264	100%	$30,205	100%	$74,757	100%	$58,782	100%

Operating Loss	(7,472)	(21)%	(8,262)	(27)%	(15,844)	(21)%	(13,256)	(23)%

Net sales of our new product Eclipse that we began shipping in January 2004 was $8.1 million in the second quarter of fiscal 2005 and $12.7 million in the first half of fiscal 2005. Net sales of our older product Altium declined to $8.4 million in the second quarter of fiscal 2005 and to $14.8 million in the first half of fiscal 2005 as compared to $12.4 million in the second quarter of fiscal 2004 and $22.3 million in the first half of fiscal 2004, respectively, primarily because the demand for this product was replaced by our new product Eclipse. Net sales of our XP4 product line increased to $12.6 million in the second quarter of fiscal 2005 from $10.3 million in the second quarter of fiscal 2004, primarily due to an increase in sales to our existing customers in Russia who are adding more access points to their existing networks. Net sales of XP4 also increased significantly in the first half of fiscal 2005 as compared to first half of fiscal 2004 primarily due to the same reason stated above. Operating loss of the product operating segment as a percentage of product revenue in the second quarter of fiscal 2005 was lower by 6% as compared to second quarter of fiscal 2004 primarily because of increase in revenues resulting in higher absorption of fixed costs. Operating loss of the product operating segment as a percentage of product revenue in the first half of fiscal 2005 as compared to first half of fiscal 2004 did not change significantly.

The cash used for the product operating segment was primarily due to operating losses incurred by that segment and an increase in the inventory levels of our new product, Eclipse, in order to support its rollout in the market. Accounts receivable also increased significantly due to shipping most of our products in the last month of the quarter. The cash used by this segment was also to fund research and development activities, capital expenses and restructuring payments. We expect cash requirements for this segment to continue to be primarily for working capital requirements, restructuring payments and research and development activities, although we expect the cash usage to decline in the next couple of quarters as the net losses decline.

Service Operating Segment. The revenue and operating income for the service operating segment for the periods indicated in the table below were as follows: (in thousands)

	Three Months Ended September 30,				Six Months Ended September 30,
	2004	% of Revenue	2003	% of Revenue	2004	% of Revenue	2003	% of Revenue
Service revenue	$4,191		$3,380		$8,786		$7,085
Operating income	179	4%	383	11%	140	2%	431	6%

Repair revenue	3,160		3,297		6,113		6,982
Operating income	1,158	37%	1,021	31%	2,106	34%	2,471	35%

Total Revenue	$7,351		$6,677		$14,899		$14,067
Total Operating income	$1,337	18%	$1,404	21%	$2,246	15%	$2,902	21%

Services revenue includes, but is not limited to, installation, network design, path surveys, integration, and other revenues derived from the services we provide to our customers. In the second quarter of fiscal 2005, service revenue increased to $4.2 million as compared to $3.4 million in the second quarter of fiscal 2004, in line with the increase in product revenues in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004. The operating income for service revenue, as a percentage of service revenue, was lower in the second quarter of fiscal 2005 and in the first half of fiscal 2005 as compared to operating income in the second quarter of fiscal 2004 and the first half of fiscal 2004, respectively, primarily due to aggressive pricing on the installation of our new product Eclipse for one of our major projects in South Asia in order to successfully rollout our product in that market.

There was no significant change in repair revenue in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004. Repair revenue decreased to $6.1 million in the first half of fiscal 2005 from $7.0 million in the first half of fiscal 2004. Repair operating income, as a percentage of repair revenue, in the second quarter of fiscal 2005 increased to 37% as compared to 31% in the second quarter of fiscal 2004 was primarily due to lower material costs for repair as we used the existing inventory on hand to repair our products instead of purchasing them from third parties.

The cash requirements in the service operating segment were primarily to purchase spare parts to provide repair services to our customers and for payment of labor expenses. We also paid cash to several third party vendors for assistance in the installation of our products. In the first half of fiscal 2005, we purchased approximately $1.8 million of spare parts for our discontinued Spectrum product line. We incurred this bulk purchase of parts for our Spectrum product line because our suppliers notified us that they would not continue manufacturing this equipment. We expect the cash requirements for this segment to continue to be primarily for labor costs and spare parts.

Gross Profit

	Three Months Ended September 30,				Six Months Ended September 30,
	2004	% of Net Sales	2003	% of Net Sales	2004	% of Net Sales	2003	% of Net Sales
Net sales	$43,615	100%	$36,882	100%	$89,656	100%	$72,849	100%
Cost of sales	35,187	81%	29,819	81%	74,302	83%	58,440	80%

Gross profit	$8,428	19%	$7,063	19%	$15,354	17%	$14,409	20%

Gross profit as a percentage of net sales was 19% in the second quarter of fiscal 2005, as well as in the second quarter of fiscal 2004. Product mix and pricing had an unfavorable impact of approximately 2% and manufacturing period costs had a favorable impact of approximately 2% on the gross profit of second quarter of fiscal 2005 as compared to the gross profit of second quarter of fiscal 2004.

The decrease in gross margin in the first half of fiscal 2005, as compared to the first half of fiscal 2004, was primarily due to a negative pricing impact of approximately 2% and a negative product mix impact of approximately 2% which was partially offset by a favorable manufacturing costs impact of approximately 1%. The inventory valuation benefit of $0.5 million recorded in the second quarter of fiscal 2004 had a favorable impact on gross profit of approximately 1% on the second quarter of fiscal 2004 and the first half of fiscal 2004. This inventory valuation benefit was due to the sale of some of our excess inventory, which was reserved in prior periods.

Our gross profit percentage increased in the second quarter of fiscal 2005 as compared to the first quarter of fiscal 2005 as indicated in the table below.

	Three Months ended
	September 30, 2004	June 30, 2004
Net Revenue	$43,615	$46,041
Gross Margin	8,428	6,926
Percentage of Net Revenue	19%	15%

We expect gross profit, as a percentage of sales, to continue to increase in the remaining quarters of fiscal 2005 due to an increase in sales of our new product Eclipse which will have higher margins as compared to our other product lines.

Research and Development

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Research and development	$4,189	$3,982	$8,552	$7,868
% of net sales	9.6%	10.8%	9.5%	10.8%

There was no significant change in research and development expenses in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004. In the first half of fiscal 2005, research and development expenses increased slightly to $8.6 million from $7.9 million in the first half of fiscal 2004, primarily due to inclusion of expenses of the Plessey Broadband Wireless product line which we acquired at the beginning of the third quarter of fiscal 2004. As a percentage of net sales, research and development expenses decreased in the second quarter of fiscal 2005 and in the first half of fiscal 2005 as compared to the second quarter of fiscal 2004 and first half of fiscal 2004, respectively, primarily due to an increase in net sales.

We expect research and development expenses to remain relatively flat in the third quarter of fiscal 2005 as compared to second quarter of fiscal 2005.

Selling, General and Administrative

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Selling, general and administrative	$9,979	$9,939	$19,610	$16,895
% of net sales	22.9%	26.9%	21.9%	23.2%

In the second quarter of fiscal 2005, selling, general and administrative expenses increased slightly to $10.0 million from $9.9 million in the second quarter of fiscal 2004. This increase was primarily due to higher selling expenses partially offset by reductions in insurance, communication and facility costs, and the settlement of a legal claim at $0.3 million less than accrued.

Selling, general and administrative expenses in the first half of fiscal 2004 were offset by a $3.5 million reduction of reserves on settlement of a legal claim that was reserved in prior periods. Selling, general and administrative expenses in the first half of fiscal 2005 decreased prior to accounting for the reversal of reserve mentioned above, primarily due to reductions in the same expenses as noted in the quarter to quarter discussion above. As a percentage of net sales, selling, general and administrative expenses decreased to 21.9% in the first half of fiscal 2005, compared to 23.2% in the first half of fiscal 2004 due the increase in revenues.

We do not expect our selling, general and administrative expenses to change significantly in the remaining quarters of fiscal 2005.

Amortization of intangible assets

In fiscal 2004, we acquired the net assets of Plessey Broadband Wireless, a division of Tellumat (Pty) Ltd. (“Tellumat”) located in Cape Town, South Africa. As part of the purchase agreement we acquired $2.4 million of intangible assets. This $2.4 million of intangible assets has been assigned to intellectual property and is estimated to have a useful life of 18 months. In the second quarter of fiscal 2005, we recorded $0.4 million of amortization expense and in the first half of fiscal 2005 we recorded $0.8 million of amortization expense on these intangible assets.

Restructuring Charges

The Company did not record any restructuring charges in the first half of fiscal 2005 and the first half of fiscal 2004.

In the fourth quarter of fiscal 2004, the Company recorded $5.5 million of restructuring charges. In order to reduce expenses and increase operational efficiency, the Company reduced the workforce by 34 employees and recorded restructuring charges for employee severance and benefits of $0.9 million. As of September 30, 2004, all affected employees had been terminated. The remaining $4.6 million of restructuring charges was for building lease obligations, which were vacated in fiscal 2002 and fiscal 2003 as explained in the following paragraphs. The vacated building lease obligations recorded as restructuring charges in fiscal 2003 and in fiscal 2002 included payments required under lease contracts, less estimated sublease income after the property has been abandoned. To determine the lease loss, certain assumptions were made related to (1) the time period over which the building will remain vacant, (2) sublease terms, (3) sublease rates and (4) an estimate of brokerage fees. The lease loss represents management’s estimate of time to sublease and actual sublease rates. In fiscal 2004, the Company recorded the additional $4.6 million charges primarily due to a decrease in estimated future sublease income.

During fiscal 2003 and 2002, the Company announced several restructuring programs to reduce expenses and improve operational efficiency. These restructuring programs included consolidation of additional excess facilities. Due to these actions, the Company recorded restructuring charges of $19.0 million in fiscal 2003 and $8.6 million in fiscal 2002 for vacated building lease obligations.

The following table summarizes the activities of the restructuring accrual during the first half of fiscal 2005 and during the fiscal year ended March 31, 2004 (in millions):

	Severance and Benefits	Facilities and Other	Total
Balance as of March 31, 2003	$1.5	$22.7	$24.2
Provision if fiscal 2004	0.9	4.6	5.5
Cash payments	(1.3)	(5.6)	(6.9)

Balance as of March 31, 2004	1.1	21.7	22.8
Provision	—	—	—
Cash payments	(0.2)	(1.2)	(1.4)

Balance as of June 30, 2004	0.9	20.5	21.4
Provision	—	—	—
Cash payments	(0.3)	(0.9)	(1.2)

Balance as of September 30, 2004	$0.6	$19.6	$20.2

Current portion	$0.6	$3.1	$3.7
Long-term portion	$—	$16.5	$16.5

The remaining accrual balance of $20.2 as of September 30, 2004 is expected to be paid out in cash. The Company expects $2.2 million of the remaining accrual balance ($0.6 million of severance and benefits, $0.2 million of legal costs and $1.4 million of vacated building lease obligations) to be paid out in the remainder of fiscal 2005 and vacated building lease obligations of $18.0 million to be paid out during fiscal 2006 through fiscal 2012.

Other Income (Expense)

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Interest income	$153	$269	$303	$531
Interest expense	(551)	(26)	(770)	(59)
Other expenses, net	(43)	(107)	(343)	(284)
Provision for income taxes	202	280	353	211

Interest income was $0.2 million in the second quarter of fiscal 2005 compared to $0.3 million in the second quarter of fiscal 2003. The decrease was primarily due to lower interest rates and lower cash balances in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004. In the first half of fiscal 2005, interest income decreased to $0.3 million from $0.5 million in the first half of fiscal 2004 primarily due to the same reasons stated above.

Interest expense was $0.5 million in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2003 and increased $0.6 million for the first half of fiscal 2005 compared to the first half of fiscal 2004 due to bank borrowings under our credit facility.

Other expense increased to $0.6 million in the second quarter of fiscal 2005 compared to $0.1 million in the second quarter of fiscal 2003. Other expense also increased significantly to $1.1 million in the first half of fiscal 2005 compared to $0.3 million in the first half of fiscal 2004. This increase was primarily due to interest expense incurred on our long-term debt.

In the first half of fiscal 2005 and the first half of fiscal 2004, we provided for income taxes to cover foreign subsidiaries that have generated taxable income, while recording no provision or benefit from U.S. operations due to the net loss for the period.

Liquidity And Capital Resources

Net cash used for operating activities in the first half of fiscal 2005 was $27.1 million, compared to net cash used of $11.3 million in the first half of fiscal 2004. The discussion below related to changes in assets and liabilities exclude the impact of changes in foreign exchange rates. The amount used in operating activities was due to net losses, as adjusted to exclude non-cash charges and benefits and changes in working capital requirements, including significant increases in accounts receivable and inventory in the first half of fiscal 2005. Accrued liabilities and accounts payable also decreased significantly.

Inventories increased in first half of fiscal 2004 by $9.1 million as compared to a decrease of $2.8 million in first half of fiscal 2004. This was primarily because we increased our inventory levels to support the rollout of our new product line, Eclipse. Accounts receivable increased by $3.3 million in the first half of fiscal 2005 as compared to a decrease of $0.3 million in the first half of fiscal 2004. Days sales outstanding (“DSO”) for receivables increased from 70 days as of March 31, 2004 to 89 days as of September 30, 2004. Our accounts receivable and DSO were primarily affected by timing of shipments and slower collections.

Accrued liabilities decreased by $1.6 million in the first half of fiscal 2005 as compared to a decrease of $9.0 million in the first half of fiscal 2004. In the first half of fiscal 2004, we settled a preferential payment claim related to a customer’s bankruptcy process and reduced our accrued liabilities by $5.8 million and we made severance and other restructuring payments of $1.2 million. Long-term liabilities decreased primarily due to payment of restructuring costs which were accrued in prior periods.

Net cash used by investing activities in first half of fiscal 2005 was $8.1 million, compared to net cash provided by investing activities of $8.7 million in the first half of fiscal 2004. Purchases of property and equipment were $5.5 million in the first half of fiscal 2005 compared to $4.6 million in the first half of fiscal 2004. The increase in capital expenditures was primarily due to the purchase of service parts to provide support to the existing customers of our discontinued Spectrum product line. We incurred a one-time bulk purchase of parts costing approximately $1.8 million for our Spectrum product line because our suppliers notified us that they would not continue manufacturing this equipment.

Net cash provided by financing activities in the first half of fiscal 2005 was $46.5 million as compared to $0.6 million in the first half of fiscal 2004. In the first half of fiscal 2005, we borrowed $25 million against our line of credit of $35 million with a commercial bank. In addition, proceeds from the sale of common stock included $22.9 million (net of expenses of issue) raised by issuing 10,327,120 shares of common stock at a price of $2.36 per share. Proceeds from sales of stock also included cash derived from the exercise of employee stock options and the employee stock purchase plan.

Cash requirements

Our cash requirements for the next 12 months are primarily to fund:

•	Operations

•	Research and development

•	Restructuring payments

•	Capital expenditures

Commercial commitments

As of September 30, 2004, we had $1.9 million in standby letters of credit outstanding with several financial institutions to support bid and performance bonds issued to various customers. The majority of these letters of credit expire in within twelve months. Also, as of September 30, 2004, we had outstanding forward foreign exchange contracts in the aggregate amount of $31.3 million to support our foreign exchange rate risk exposure management program.

Contractual obligations

The following table provides information related to our contractual obligations:

	Payments due (in thousands):
	Years ending March 31,
	2005	2006	2007	2008	2009	2010 & beyond	Total Obligations
Operating leases (a)	$2,991	$5,722	$5,576	$5,784	$5,945	$11,247	$37,265
Non-cancelable purchase obligations	$43,053	—	—	—	—	—

(a)	Contractual cash obligations include $19.5 million of lease obligations that have been accrued as restructuring charges as of September 30, 2004.

Restructuring payments

The accrued liability of $20.2 million for restructuring payments as of September 30, 2004 is expected to be paid out in cash. We expect $2.2 million of the remaining accrual balance ($0.6 million of severance and benefits, $0.2 million of legal costs and $1.4 million of vacated building lease obligations) to be paid out in the remainder of fiscal 2005 and vacated building lease obligations of $18.0 million to be paid out during fiscal 2006 through fiscal 2012.

Customer financing

In fiscal 2004, we granted extended terms of credit to some of our customers in order to position ourselves in certain markets and to promote opportunities for our new Eclipse product line. As of September 30, 2004 we have $1.0 million recorded as long-term accounts receivable due to these extended terms of credit granted to our customers. Although we may commit to provide financing to customers in order to position ourselves in certain markets, we remain focused on minimizing our overall customer financing exposures by discounting receivables when possible, raising third party financing and arranging letters of credit.

Long-term debt

In the first quarter of fiscal 2005, we borrowed $25 million, on a long-term basis, against our $35 million revolving credit facility with a commercial bank. This loan is payable in equal monthly installments of principal plus interest over a period of four years. This loan is at a fixed interest rate of 6.38%. As part of the loan agreement, we have to maintain, as measured at the last day of each fiscal quarter, tangible net worth of at least $60 million plus 25% of net income, as determined in accordance with GAAP, for such quarter and all preceding quarters since December 31, 2003 (exclusive of losses). We also have to maintain, as measured at the last day of each calendar month, a ratio of (1) total unrestricted cash and cash equivalents plus short-term, marketable securities minus certain outstanding bank services divided by (2) the aggregate amount of outstanding borrowings and other obligations to the bank, of not less than 1.00 to 1.00. As of September 30, 2004 we were in compliance with these financial covenants of the loan.

Sources of cash:

At September 30, 2004, our principal sources of liquidity consisted of:

•	$62.8 million in cash and cash equivalents and short-term investments and

•	$8.8 million of available credit under our credit facility with a major bank. Short-term borrowings under this revolving facility will be at the bank’s prime rate, which was 4.75% at September 30, 2004, or LIBOR plus 2%.

Cash usage in the first half of fiscal 2005 was significant. We expect the cash usage to decline later in the fiscal year as the net losses are expected to decline once our new product Eclipse has rolled out successfully in the market. We believe that our available cash and cash equivalents at September 30, 2004 combined with anticipated receipts of outstanding accounts receivable, the liquidation of other current assets and our $8.8 million available credit on our revolving credit facility should be sufficient to meet our anticipated needs for working capital and capital expenditures through September 30, 2005.

Depending on the growth of our business, we may require additional financing which may not be available to us in the required time frame on commercially reasonable terms, if at all. However, we believe that we have the financial resources needed to meet our business requirements for at least the next 12 months.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk:

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our bank debt. We do not use derivative financial instruments in our investment portfolio. We invest in high-credit quality issues and, by policy, limit the amount of credit exposure to any one issuer and country. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. The portfolio is also diversified by maturity to ensure that funds are readily available as needed to meet our liquidity needs. This policy minimizes the requirement to sell securities in order to meet liquidity needs and therefore the potential effect of changing market rates on the value of securities sold.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio.

	Years Ended March 31 (In thousands)
	2005	2006
Cash equivalents and short-term investments (a)	$49,410	$6,822
Weighted average interest rate	1.63%	1.52%

(a)	Does not include cash of $6.6 million held by foreign subsidiaries in bank checking and deposit accounts and

The primary objective of our short-term investment activities is to preserve principal while maximizing yields, without significantly increasing risk. Our short-term investments are at fixed interest rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have been immaterial. The average days to maturity for investments held at September 30, 2004 were 62 days and these investments had an average yield of 1.61% per annum.

As of September 30, 2004, unrealized losses on investments were insignificant. The investments have been recorded at fair value on our balance sheet.

The Company borrowed $25 million on a long-term basis against its $35 million revolving credit facility with a commercial bank. This $25 million loan is payable in equal monthly installments of principal plus interest over a period of four years. This loan bears interest at a fixed interest rate of 6.38% per annum. Short-term borrowings under the $10 million revolving credit portion of the credit facility will be at the bank’s prime rate, which was 4.75% per annum at September 30, 2004, or LIBOR plus 2%. We expect to incur interest expense of $1.2 million in fiscal 2005 and $1.8 million over the following twenty-six months. If short-term interest rates increase, the interest expense we would incur on the outstanding portion of our credit facility will increase accordingly.

Exchange Rate Risk:

We routinely use forward foreign exchange contracts to hedge our net exposures, by currency, related to the monetary assets and liabilities of our operations denominated in non-functional currencies. In addition, we enter into forward foreign exchange contracts to establish with certainty the U.S. dollar amount of future firm commitments denominated in a foreign currency. The primary business objective of this hedging program is to minimize the gains and losses resulting from exchange rate changes. At September 30, 2004 we held forward contracts in the aggregate amount of $31.3 million primarily in Thai Baht and the Euro. The amount of unrealized losses on these contracts at September 30, 2004 was $0.2 million. At September 30, 2003 we held forward contracts in the aggregate amount of $26.6 million primarily in Thai Baht and the Euro. The amount of unrealized losses on these contracts at September 30, 2003 was $0.3 million.

Given our exposure to various transactions in foreign currencies, a change in foreign exchange rates would result in exchange gains and losses. As these exposures are generally covered by forward contracts where such contracts are available, these exchange gains and losses would generally be offset by exchange gains and losses on the contracts designated as hedges against such exposures.

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

Factors That May Affect Future Financial Results

Numerous factors, including the risk factors discussed below, economic and competitive conditions, timing and volume of incoming orders, shipment volumes, product margins and foreign exchange rates could cause actual results to differ materially from those described in our forward-looking statements. Readers should carefully consider these factors set forth below and elsewhere in evaluating our forward-looking statements.

We have a history of losses, and we may not achieve or sustain profitability on a quarterly or annual basis.

We have incurred losses in many of our fiscal years since inception. For the last four fiscal years we have continuously incurred losses. In the first half of fiscal 2005, we incurred a loss of $14.8 million. As of September 30, 2004 we have an accumulated deficit of $383 million. We may not achieve or sustain profitability on a quarterly or annual basis.

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

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Six Months Ended September 30, 2004	Six Months Ended September 30, 2003
Number of significant customers	1	2	2	2
Percentage of net sales	22%	17%, 14%	21%, 12%	14%, 12%

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

We are highly dependent on sales to customers outside the United States. During the first half of fiscal 2005 sales to international customers accounted for 92% of the total net sales. During fiscal 2003 and 2004, sales to international customers accounted for 95% and 98% of our net sales, respectively. In the first half of fiscal 2005, sales to the Middle East/Africa region accounted for approximately 33% of our sales for that period. In fiscal 2004 and 2003, sales to the Middle East/Africa region accounted for approximately 33% and 24% of our net sales, respectively. Also, significant portions of our international sales are in lesser developed countries. We expect that international sales will continue to account for the majority of our net product sales for the foreseeable future. As a result, the occurrence of any international, political, economic or geographic event that adversely affects our business could result in significant revenue shortfalls. These revenue shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks and challenges of doing business internationally include:

•	unexpected changes in regulatory requirements;

•	fluctuations in foreign currency exchange rates;

•	imposition of tariffs and other barriers and restrictions;

•	management and operation of an enterprise spread over various countries;

•	burden of complying with a variety of foreign laws and regulations;

•	general economic and geopolitical conditions, including inflation and trade relationships;

•	war and acts of terrorism;

•	currency exchange controls; and

•	changes in export regulations.

If we fail to develop and maintain distribution relationships, our revenues may decrease.

Although a majority of sales are through our direct sales force, we also market our products through indirect sales channels such as independent agents, distributors, re-sellers, and telecommunication integrators. These relationships enhance our ability to pursue the limited number of major contract awards each year and, in some cases, are intended to provide our customers with easier access to financing and to integrated systems providers with a variety of equipment and service capabilities. We may not be able to continue to maintain and develop additional relationships or, if additional relationships are developed, they may not be successful. Our inability to establish or maintain these distribution relationships could restrict our ability to market our products and thereby result in significant reductions in revenue. If these revenue reductions occur, our business, financial condition and results of operations would be harmed.

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

Our customers may not pay us in a timely manner, or at all, which would decrease our income and utilize our working capital.

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

	September 30, 2004	March 31, 2004
Number of significant customers	2	3
Percentage of accounts receivable balance	19%, 15%	30%, 22%, 11%

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

During fiscal 2004 and the first half of fiscal 2005, we used a significant amount of cash. This use of cash was primarily because of higher inventory levels to support the rollout of our new product Eclipse, net losses from operations, our acquisition of Plessey Broadband Wireless and our extension of terms of credit to some of our customers in order to establish and favorably position ourselves in certain key markets. If we continue to use cash at this rate we may need significant additional financing, which we may seek to raise through, among other things, public and private equity offerings and debt financing. We currently anticipate that our available cash and cash equivalents at September 30, 2004 combined with anticipated receipts of outstanding accounts receivable, the liquidation of other current assets and the $8.8 million available credit on our $35 million revolving credit facility should be sufficient to meet our anticipated needs for working capital and capital expenditures through the next twelve months. However, if changes occur that would consume available capital resources significantly sooner than we expect, if there is any significant negative impact resulting from poor collection performance, if we are unable to raise sufficient funds in the required time frame on commercially reasonable terms, or we are unable to liquidate other current assets, our working capital may not be sufficient to support our anticipated needs for working capital and capital expenditures through the next twelve months and we may not be able to continue to operate our business pursuant to our business plan or we may have to discontinue our operations.

We may breach our covenants relating to our outstanding debt against our $35 million revolving credit facility with a commercial bank resulting in a secured creditor claim action against us by the bank.

During the first quarter of fiscal 2005, we borrowed $25 million on a long-term basis against our $35 million credit facility with a commercial bank. As part of the loan agreement, we have to maintain, as measured at the last day of each fiscal quarter, tangible net worth of at least $60 million plus 25% of net income, as determined in accordance with GAAP, for such quarter and all preceding quarters since December 31, 2003 (exclusive of losses). We also have to maintain, as measured at the last day of each calendar month, a ratio of (1) total unrestricted cash and cash equivalents plus short-term, marketable securities minus certain outstanding bank services divided by (2) the aggregate amount of outstanding borrowings and other obligations to the bank, of not less than 1.00 to 1.00. As of September 30, 2004 we were in compliance with these financial covenants of the loan. We may be in breach of these covenants in future quarters which will make the long-term outstanding debt due to the bank immediately. We may not have the cash to pay off the outstanding debt immediately resulting in a secured creditor legal action against us.

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

Additional risks associated with the outsourcing of our manufacturing operations to Microelectronics Technology, Inc. in Taiwan could include, among other things: (i) political risks due to political issues between Taiwan and The People’s Republic of China, (ii) risk of natural disasters in Taiwan, such as earthquakes and typhoons, (iii) economic and regulatory developments, and (iv) other events leading to the disruption of manufacturing operations.

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

Announcements of developments related to our business, announcements by competitors, quarterly fluctuations in our financial results and general conditions in the telecommunications industry in which we compete, or the economies of the countries in which we do business and other factors could cause the price of our common stock to fluctuate, perhaps substantially. In addition, in recent years the stock market has experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. These factors and fluctuations could lower the market price of our common stock and cause our stock to be delisted from the Nasdaq National Market.

If our independent registered certified public accounting firm is unable to provide us with the attestation of the adequacy of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of your shares.

As directed by Section 404 of the Act, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting. In addition, the public accounting firm auditing the company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting. While we intend to conduct a rigorous review of our internal control over financial reporting in order to assure compliance with the Section 404 requirements, if our independent registered certified public accounting firm interprets the Section 404 requirements and the related rules and regulations differently from us or if our independent registered certified public accounting firm is not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may decline to attest to management’s assessment or issue a qualified report. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our shares to decline.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of our market risks see “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation and disclosure controls and procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) or 15d-15(b). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report.

(b)	Changes in internal controls. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

(c)	Limitations on the Effectiveness of Controls. Our management, including the Principal Executive Officer and Principal Financial Officer, do not expect that our disclosure controls or our internal controls for financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There are no material existing or pending legal proceedings against us. We are subject to legal proceedings and claims that arise in the normal course of our business.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) We held our annual meeting of stockholders on August 16, 2004.

(b) The following directors were elected at the meeting, by the following votes:

Nominee	In favor	Withheld
Richard C. Alberding	46,876,857	31,467,023
John W. Combs	74,441,373	3,902,507
William A. Hasler	62,553,339	15,790,541
Charles D. Kissner	78,168,817	175,063
James D. Meindl	74,434,353	3,909,527
V. Frank Mendicino	74,425,053	3,918,827
Edward F. Thompson	62,550,734	15,793,146

(c) At the annual meeting, the following other matter was voted upon:

The proposal to ratify the appointment of Deloitte & Touche LLP as our independent auditors for fiscal 2005:

For	Against	Abstain	Broker Non-Vote
62,230,511	16,075,950	37,419	—

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

For a list of exhibits to this Quarterly Report on Form 10-Q, see the exhibit index located on page 52.

(b)	Reports on Form 8-K

On July 21, 2004, we furnished a current report on Form 8-K, under items 12 and 7, regarding a press release announcing our financial results for the second quarter of fiscal year 2005, which ended on September 30, 2004.

On September 22, 2004 we filed a current report on form 8-K, under items 8.01 and 9.01, regarding a press release announcing the sale of 2,581,780 units of common stock and warrants at a price of $9.44 per unit through a registered direct offering.

On September 24, 2004 we filed a current report on form 8-K, under items 1.01 and 9.01, regarding a Placement Agency Agreement with CIBC World Markets Corp. relating to the issuance and sale of 2,581,780 units of common stock and warrants at a price of $9.44 per unit through a registered direct offering.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEX NETWORKS, INC.

Date: November 9, 2004	By	/S/ Carl A. Thomsen
Carl A. Thomsen
Senior Vice President, Chief Financial Officer and Secretary
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Placement Agency Agreement between Stratex Networks, Inc., and CIBC World Markets Corp., dated September 20, 2004 (incorporated by reference to exhibit 10.1 of Form 8-K filed on September 24, 2004.)

31.1	Certification of Charles D. Kissner, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Carl A. Thomsen, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Charles D. Kissner, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Carl A. Thomsen, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.