Form 10-Q
period 2004-12-31
STRATEX NETWORKS INC
filed 2005-02-09
CIK 812703

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004	Commission file number: 0-15895

STRATEX NETWORKS, INC.

(Exact name of registrant specified in its charter)

Delaware	77-0016028
(State or other jurisdiction	(IRS employer
of incorporation or organization)	identification number)

120 Rose Orchard Way
San Jose, CA	95134
(Address of Principal Executive Offices)	(Zip Code)

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

The number of outstanding shares of the Registrant’s common stock, par value $.01 per share, was 94,885,739 on February 4, 2005.

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

STRATEX NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share amounts)

(Unaudited)

	December 31, 2004	March 31, 2004
ASSETS

Current assets:
Cash and cash equivalents	$24,658	$21,626
Short-term investments	27,686	28,337
Accounts receivable, net of allowance of $1,795 on December 31, 2004 and $2,373 on March 31, 2004	40,945	34,295
Inventories	36,340	33,101
Other current assets	11,157	10,932

Total current assets	140,786	128,291

Property and equipment, net	29,744	31,175
Intangible assets, net	—	1,581
Other assets	1,042	2,197

Total assets	$171,572	$163,244

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$31,030	$40,033
Short-term debt	6,250	—
Accrued liabilities	27,020	21,718

Total current liabilities	64,300	61,751

Long - term debt	15,104	—
Restructuring and other long – term liabilities	19,692	20,311

Total liabilities	99,096	82,062

Commitments and contingencies (Note 4)	—	—

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value; 150,000 shares authorized; 94,741 and 84,048 issued and outstanding at December 31, 2004 and March 31, 2004, respectively	947	840
Additional paid-in-capital	485,135	461,483
Accumulated deficit	(400,475)	(367,779)
Accumulated other comprehensive loss	(13,131)	(13,362)

Total stockholders’ equity	72,476	81,182

Total liabilities and stockholders’ equity	$171,572	$163,244

See accompanying Notes to Condensed Consolidated Financial Statements.

STRATEX NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Net sales	$49,519	$40,250	$139,175	$113,099
Cost of sales	42,015	34,151	116,317	92,591

Gross profit	7,504	6,099	22,858	20,508

Operating Expenses
Research and development	4,363	4,396	12,915	12,264
Selling, general and administrative	12,219	10,873	31,829	27,768
Restructuring charges	7,423	—	7,423	—
Amortization of intangible assets	791	407	1,581	407

Total operating expenses	24,796	15,676	53,748	40,439

Operating loss	(17,292)	(9,577)	(30,890)	(19,931)

Other income (expense):
Interest income	238	175	540	706
Interest expense	(431)	(35)	(1,200)	(94)
Other expense, net	(330)	(336)	(673)	(619)

Total Other expenses, net	(523)	(196)	(1,333)	(7)

Loss before provision for income taxes	(17,815)	(9,773)	(32,223)	(19,938)

Provision for income taxes	119	128	473	340

Net loss	$(17,934)	$(9,901)	$(32,696)	$(20,278)

Basic and diluted loss per share	$(0.19)	$(0.12)	$(0.37)	$(0.24)

Basic and diluted weighted average shares outstanding	94,706	83,801	87,933	83,151

See accompanying Notes to Condensed Consolidated Financial Statements.

STRATEX NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(32,696)	$(20,278)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization expense	7,279	7,106
Changes in assets and liabilities
Accounts receivable	(5,893)	(4,086)
Inventories	(3,600)	(2,863)
Other assets	2,301	2,477
Accounts payable	(9,673)	2,209
Income tax payable	240	374
Other accrued liabilities	8,253	(8,088)
Long term liabilities	(613)	(2,939)

Net cash provided by (used for) operating activities	(34,402)	(26,088)

Cash flows from investing activities:
Purchase of short-term investments	(78,675)	(195,238)
Proceeds from sale of short term investments	79,267	208,661
Purchase of net assets of Plessey Broadband Wireless, a division of Tellumat (Pty) Ltd.	—	(2,578)
Purchase of property and equipment	(5,794)	(7,444)

Net cash provided by (used for) investing activities	(5,202)	3,401

Cash flows from financing activities:
Borrowings from banks	25,000	—
Repayment of bank borrowings	(3,646)	—
Proceeds from sales of common stock, net	23,758	899

Net cash provided by financing activities	45,112	899

Effect of exchange rate changes on cash	(2,476)	279

Net increase (decrease) in cash and cash equivalents	3,032	(21,509)
Cash and cash equivalents at beginning of period	21,626	34,036

Cash and cash equivalents at end of period	$24,658	$12,527

SUPPLEMENTAL DATA:
Interest paid	$954	$103
Income taxes paid	$111	$237

STRATEX NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2004	2003
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Non-cash purchase consideration for the acquisition of Plessey Broadband Wireless, a division of Tellumat (Pty) Ltd. through the issuance of common stock	$—	$3,000

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

As of December 31, 2004, the Company had $2.2 million in standby letters of credit outstanding with several financial institutions to support bid and performance bonds issued to various customers.

SHORT- TERM INVESTMENTS

The Company invests its excess cash in high-quality and easily marketable instruments. All the marketable securities are classified as “available-for-sale” in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). All investments are reported at fair market value with the related unrealized holding gains and losses reported as a component of accumulated other comprehensive loss. Unrealized holding losses on the portfolio as of December 31, 2004 were insignificant. At December 31, 2004, the available-for-sale securities had remaining contractual maturities ranging from 1 day to 623 days, with a weighted average remaining maturity of 72 days.

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market, where cost includes material, labor and manufacturing overhead. Inventories consist of (in thousands):

	December 31, 2004	March 31, 2004
Raw materials	$10,923	$20,594
Work in process	2,121	1,719
Finished goods	23,296	10,788

	$36,340	$33,101

In the third quarter of fiscal 2005, the Company recorded inventory valuation charges of $2.6 million for excess inventories not expected to be sold. There were no inventory valuation charges recorded in the third quarter of fiscal 2004. In the first nine months of fiscal 2005, the Company did not record any inventory valuation charges or any benefit from the sale of excess inventories reserved in prior periods. In the first nine months of fiscal 2004, the Company realized a $0.5 million benefit due to the sale of excess inventory, which had been fully reserved in prior periods.

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

OTHER CURRENT ASSETS

Other	current assets include the following (in thousands):

	December 31, 2004	March 31, 2004
Receivables from suppliers	$2,078	$3,886
Non-trade receivables	1,226	1,037
Prepaid expenses	6,156	4,730
Prepaid insurance	498	569
Tax refund	920	423
Other	279	287

	$11,157	$10,932

OTHER ASSETS – LONG TERM

Included in other assets as of December 31, 2004 and March 31, 2004 are long-term accounts receivable of $0.6 million and $1.8 million, respectively. The long-term accounts receivable is due to the extended terms of credit granted by the Company in fiscal 2004 and in the first nine months of fiscal 2005 to some of its customers in order to position itself favorably in certain markets. Other assets also included long-term deposits for premises leased by the Company.

ACCRUED LIABILITIES

Accrued liabilities include the following (in thousands):

	December 31, 2004	March 31, 2004
Customer deposits	$1,824	$1,175
Accrued payroll and benefits	2,727	2,891
Accrued commissions	3,042	2,041
Accrued warranty	5,080	4,277
Accrued restructuring	7,266	4,255
Accrual for contingent liabilities	—	1,866
Other	7,081	5,213

	$27,020	$21,718

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

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the activity in OCI, with regard to the changes in fair value of derivative instruments, for the first nine months of fiscal 2005 and fiscal 2004 (in thousands):

	Nine Months Ended December 31, 2004 Gains/ (Losses)	Nine Months Ended December 31, 2003 Gains/ (Losses)
Beginning balance on April 1	$23	$(56)
Net changes	356	231
Reclassifications to revenue	(385)	(334)
Reclassifications to cost of sales	(56)	(5)

Ending balance on December 31	$(62)	$(164)

An insignificant amount of loss was recognized in other income and expense in the first nine months of fiscal 2004 and in the first nine months of fiscal 2005 related to the exclusion of time value from effectiveness testing and ineffectiveness resulting from forecasted transactions that did not occur.

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

Accounts receivable concentrated with certain customers primarily in the telecommunications industry and in certain geographic locations may subject the Company to concentration of credit risk. The following table summarizes the number of our significant customers as a percentage of our accounts receivable balance at December 31, 2004 and March 31, 2004, along with the percentage of accounts receivable balance they individually represent. No other customer accounted for more than 10% of the accounts receivable balance at the dates indicated.

	December 31, 2004	March 31, 2004
Number of significant customers	1	3
Percentage of accounts receivable balance	11%	30%, 22%, 11%

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the number of our significant customers, each of whom accounted for more than 10% of our revenues, along with the percentage of revenues they individually represent.

	Three Months Ended December 31, 2004	Three Months Ended December 31, 2003	Nine Months Ended December 31, 2004	Nine Months Ended December 31, 2003
Number of significant customers	2	1	1	1
Percentage of net sales	17%, 12%	16%	19%	15%

In fiscal 2004 and in the first nine months of fiscal 2005, the Company also granted extended terms of credit to some of its customers. See “Other Assets” footnote.

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

In accordance with the disclosure requirements of SFAS No. 123, as amended by SFAS No.148, if the Company had elected to recognize compensation cost based on the fair market value of the options granted at grant date as prescribed, loss per share would have been increased to the pro forma amounts indicated in the table below.

	Three months ended December 31,		Nine months ended December 31,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Net loss – as reported	$(17,934)	$(9,901)	$(32,696)	$(20,278)

Less: Stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(2,559)	(1,929)	(9,489)	(6,861)

Net loss – pro forma	$(20,493)	$(11,830)	$(42,185)	$(27,139)

Basic and diluted loss per share – as reported	$(0.19)	$(0.12)	$(0.37)	$(0.24)
Basic and diluted loss per share – pro forma	(0.22)	(0.14)	(0.48)	(0.33)

For purposes of pro forma disclosure under SFAS No. 123, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting period, using the multiple option method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended December 31,		Nine months ended December 31,
	2004	2003	2004	2003
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected stock volatility	97.1%	95.8%	97.1%	95.8%
Risk-free interest rate	3.5%	3.3%	3.3%	2.9%
Expected life of options from vest date	1.5 years	1.7 years	1.5 years	1.7 years
Forfeiture rate	Actual	Actual	Actual	Actual

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The fair value of each share granted under the employee stock purchase plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended December 31,		Nine months ended December 31,
	2004	2003	2004	2003
Expected stock volatility	71.4%	87.8%	79.7%	89.1%
Risk-free interest rate	2.0%	0.9%	1.5%	1.0%
Expected life of options from vest date	0.3 years	0.2 years	0.2 years	0.3 years

The weighted average fair value of stock options granted during the quarters ended December 31, 2004 and December 31, 2003 was $1.28 and $3.09, respectively.

COMPREHENSIVE INCOME (LOSS)

The following table reconciles net loss to comprehensive loss (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Net loss	$(17,934)	$(9,901)	$(32,696)	$(20,278)
Other comprehensive income (loss):
Unrealized currency translation gain (loss)	549	(112)	291	787
Unrealized holding gain (loss) on investments	(2)	(46)	(60)	(4)

Comprehensive loss	$(17,387)	$(10,059)	$(32,465)	$(19,495)

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (SFAS 123(R)). This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the fair value of stock options. SFAS 123(R) will be effective for quarterly periods beginning after June 15, 2005, which is the Company’s first quarter of fiscal 2006. While the Company currently provides the pro forma disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosure,” on a quarterly basis (see “Note 1 - Stock-Based Compensation”), it is currently evaluating the impact this statement will have on its consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”) and FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-1 clarifies the guidance in FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”) that applies to the new deduction for qualified domestic production activities under the American Jobs Creation Act of 2004 (the “Act”). FSP 109-1 clarifies that the deduction should be accounted for as a special deduction under Statement 109, not as a tax-rate reduction, because the deduction is contingent on performing activities identified in the Act. As a result, companies qualifying for the special deduction will not have a one-time adjustment of deferred tax assets and liabilities in the period the Act is enacted. FSP 109-2 addresses the effect of the Act’s one-time deduction for qualifying repatriations of foreign earnings. FSP 109-2 allows additional time for companies to determine whether any foreign earnings will be repatriated under the Act’s one-time deduction for repatriated earnings and how the Act affects whether undistributed earnings continue to qualify for Statement 109’s exception from recognizing deferred tax liabilities. FSP 109-1 and FSP 109-2 were both effective upon issuance. The adoption of FSP 109-1 and FSP 109-2 did not have an impact on our financial statements for the quarter or nine months ended December 31, 2004.

In July 2004, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” This issue addresses the determination of whether an investment is in-substance common stock and when to perform that evaluation, but does not address the determination of whether an

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

investor has the ability to exercise significant influence over the operating and financial policies of the investee. The pronouncement was effective for fiscal periods beginning after September 15, 2004. For existing investments, the investor should make an initial determination as to whether the investment is in-substance common stock based on the circumstances existing as of the date of first application of this issue. The adoption of this standard did not have a material impact on its consolidated balance sheet or statement of operations.

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

NOTE 2. ACQUIRED INTANGIBLE ASSETS

In fiscal 2004, the Company acquired the net assets of Plessey Broadband Wireless, a division of Tellumat (Pty) Ltd. (“Tellumat”) located in Cape Town, South Africa. As part of the purchase agreement the Company acquired $2.4 million of intangible assets. This $2.4 million of intangible assets has been assigned to intellectual property and is estimated to have a useful life of 18 months. In the third quarter of fiscal 2005, the Company accelerated amortization of the intangible assets due to the shut down of Cape Town operations and redesigning of the products acquired from Plessey Broadband Wireless. The Company amortized the entire balance of intangible assets and recorded $0.8 million in amortization expense.

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3. BANK LINE OF CREDIT

On May 27, 2004 the Company borrowed $25 million on a long-term basis against its $35 million revolving credit facility with a commercial bank. This $25 million loan is payable in equal monthly installments of principal plus interest over a period of four years. This loan bears interest at a fixed interest rate of 6.38% per annum. Short-term borrowings under the remaining $8.4 million of available credit under the $10 million revolving credit portion of the initial $35 million credit facility will be at the bank’s prime rate, which was 5.25% per annum at December 31, 2004, or LIBOR plus 2%. This facility is secured by the Company’s assets. As of December 31, 2004 the Company has repaid $3.6 million of the loan. As part of the loan agreement, there is a tangible net worth covenant and a liquidity ratio covenant. As of December 31, 2004 the Company was in compliance with these financial covenants of the loan.

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

The changes in the warranty reserve balances during the periods indicated are as follows:

	Nine Months Ended December 31,
	2004	2003
Balance at the beginning of period	$4,277	$4,219
Additions related to current period sales	5,324	5,466
Warranty costs incurred in the current period	(4,097)	(5,169)
Adjustments to accruals related to prior period sales	(424)	(197)

Balance at the end	$5,080	$4,319

NOTE 5. RESTRUCTURING CHARGES

In the third quarter of fiscal 2005, the Company recorded $7.4 million of restructuring charges. In order to reduce expenses and increase operational efficiency the Company implemented a restructuring plan which included the decision to shut down operations in Cape Town, South Africa and outsource the manufacturing at the New Zealand and Cape Town, South Africa

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

locations. As part of this restructuring plan the Company reduced the workforce by 155 employees and recorded restructuring charges for employee severance and benefits of $4.0 million. As of December 31, 2004, all affected employees had been notified. Of the remaining $3.4 million of restructuring charges, $2.3 million was for building lease obligations, $0.6 million was for fixed assets write-off and $0.5 million was for legal and other costs. The $2.3 million of restructuring charges recorded in the third quarter of fiscal 2005 for building lease obligation was for facilities which the Company vacated in fiscal 2002 and fiscal 2003 as explained in the following paragraphs. The vacated building lease obligations recorded as restructuring charges in fiscal 2002, fiscal 2003 and fiscal 2004 included payments required under lease contracts, less estimated sublease income after the property has been abandoned. To determine the lease loss, certain assumptions were made related to (1) the time period over which the building will remain vacant, (2) sublease terms, (3) sublease rates and (4) an estimate of brokerage fees. The lease loss represents the Company’s estimate of time to sublease and actual sublease rates. The $2.3 million of charges for vacated building lease obligation recorded in the third quarter of fiscal 2005 as mentioned above were primarily due to a decrease in estimated future sublease income.

There were no restructuring charges recorded in the third quarter of fiscal 2004. In the fourth quarter of fiscal 2004, the Company recorded $5.5 million of restructuring charges. The Company reduced the workforce by 34 employees and recorded restructuring charges for employee severance and benefits of $0.9 million. As of December 31, 2004, all affected employees had been terminated. The remaining $4.6 million of restructuring charges was for building lease obligations, which were vacated in fiscal 2002 and fiscal 2003.

During fiscal 2003 and fiscal 2002, the Company announced several restructuring programs. These restructuring programs included the consolidation of excess facilities. Due to these actions, the Company recorded restructuring charges of $19.0 million in fiscal 2003 and $8.6 million in fiscal 2002 for vacated building lease obligations.

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the activities of the restructuring accrual during the first nine months of fiscal 2005 and during fiscal year 2004 (in millions):

	Severance and Benefits	Facilities and Other	Total
Balance as of March 31, 2003	$1.5	$22.7	$24.2
Provision	0.9	4.6	5.5
Cash payments	(1.3)	(5.6)	(6.9)

Balance as of March 31, 2004	1.1	21.7	22.8
Provision	—	—	—
Cash payments	(0.2)	(1.2)	(1.4)

Balance as of June 30, 2004	0.9	20.5	21.4
Provision	—	—	—
Cash payments	(0.3)	(0.9)	(1.2)

Balance as of September 30, 2004	0.6	19.6	20.2
Provision	4.0	3.4	7.4
Cash payments	(0.8)	(0.9)	(1.7)
Non cash expense	—	(0.6)	(0.6)
Reclassification of related rent accrual	—	1.2	1.2

Balance as of December 31, 2004	3.8	22.7	26.5

Current portion	$3.8	$3.5	$7.3
Long-term portion	$—	$19.2	$19.2

The remaining accrual balance of $26.5 million as of December 31, 2004 is expected to be paid out in cash. The Company expects $7.3 million of the remaining accrual balance ($3.8 million of severance and benefits, $0.7 million of legal and other costs and $2.8 million of vacated building lease obligations) to be paid out in the next 12 months and vacated building lease obligations of $19.2 million to be paid out during fiscal 2007 through fiscal 2012.

NOTE 6. OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about products, geographic information, and major customers. Operating segment information for the third quarter of fiscal 2005 and 2004 is presented in accordance with SFAS 131.

The Company is organized into two operating segments: Products and Services. The Chief Executive Officer (“CEO”) has been identified as the Chief Operating Decision-Maker as defined by SFAS 131. Resources are allocated to each of these operating segments using information on their revenues and operating profits before interest and taxes.

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

In June 2002, the Company entered into an agreement with Microelectronics Technology Inc. (MTI), a Taiwanese company, for outsourcing of the Company’s XP4 and Altium products manufacturing operations. The Company manages the manufacturing of the DXR product family from Wellington, New Zealand where most of the manufacturing for the product takes place, except for a portion of the DXR product family that is outsourced. The Services operating segment includes, but is not limited to, installation, repair, spare parts, network design, path surveys, integration, and other revenues. The Company maintains regional service centers in Lanarkshire, Scotland and Clark Field, Pampanga, Philippines.

Operating segments generally do not sell products to each other, and accordingly, there are no significant inter-segment revenues to be reported. The Company does not allocate interest and taxes to operating segments. The accounting policies for each reporting segment are the same.

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table sets forth net revenues and operating loss by operating segment (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Products:
Revenues	$41,839	$32,696	$116,596	$91,478
Operating loss	(18,393)	(11,491)	(34,237)	(24,747)

Services:
Revenues	7,680	7,554	22,579	21,621
Operating income	1,101	1,914	3,347	4,816

Total:
Revenues	$49,519	$40,250	$139,175	$113,099
Operating loss	(17,292)	(9,577)	(30,890)	(19,931)

The following table sets forth net revenues from unaffiliated customers by product (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
XP4	$18,762	$16,017	$52,391	$38,439
ALTIUM	4,671	10,097	19,463	32,385
DXR	4,005	4,649	13,760	15,437
Eclipse	12,195	—	24,926	—
Other Products	2,206	1,933	6,056	5,217

Total Products	41,839	32,696	116,596	91,478
Total Services	7,680	7,554	22,579	21,621

Total Revenues	$49,519	$40,250	$139,175	$113,099

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table sets forth revenues from unaffiliated customers by geographic region (in thousands) for:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Americas	$8,578	$6,591	$28,274	$18,029
Russia	8,281	1,116	24,407	10,501
Poland	6,033	2,261	9,571	2,845
Other Europe	7,392	8,740	18,640	26,278
Middle East	6,030	1,148	16,295	9,950
Nigeria	1,660	8,503	10,081	13,942
Other Africa	1,919	2,405	12,518	7,630
Asia/Pacific	9,626	9,486	19,389	23,924

Total Revenue	$49,519	$40,250	$139,175	$113,099

Long-lived assets by country consisting of net property and equipment was as follows (in thousands):

	December 31, 2004	March 31, 2004
United Kingdom	$16,264	$15,388
United States	5,200	6,912
New Zealand	4,961	4,655
Other foreign countries	3,319	4,220

Total property and equipment, net	$29,744	$31,175

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussions in this Quarterly Report on Form 10-Q should be read in conjunction with our accompanying Financial Statements and the related notes thereto. This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions also identify forward looking statements. The forward looking statements in this Quarterly Report on Form 10-Q are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements and include, without limitation, statements regarding:

•	Our belief that a slight decline in repair revenue in the third quarter of fiscal 2005 was due to timing of customer repair requirements;

•	Our belief that the demand for the new Eclipse product line will continue to increase;

•	Our expectation that we will begin shipping the new low capacity lower cost version of the new Eclipse product line in the fourth quarter of fiscal 2005;

•	Our expectation that cash usage will decline in the next couple of quarters;

•	Our expectation that net losses will decline by the end of the fiscal year;

•	Our expectation that cash requirements for the product operating segment will continue to be primarily for working capital requirements, restructuring payments and research and development activities;

•	Our expectation that our cash requirements for the next 12 months are primarily to fund operations (including working capital), research and development, restructuring payments and capital expenditures;

•	Our expectation that the cash requirements for our service operating segment will continue to be primarily for labor costs and spare parts;

•	Our anticipation that revenue in the fourth quarter of fiscal 2005 will be in the range of $46 million to $50 million;

•	Our expectation that gross profit as a percentage of sales will increase in the fourth quarter of fiscal 2005 as compared to the third quarter of fiscal 2005 as we do not anticipate recording additional inventory valuation charges in the fourth quarter;

•	Our expectation that gross profit will continue to improve in the subsequent quarters due to increase in sales of our Eclipse product line;

•	Our expectation that research and development expenses will decrease in the remainder of fiscal 2005 as a result of the restructuring initiated in the third quarter of fiscal 2005;

•	Our expectation that selling, general and administrative expenses will decline in the range of $1 to $2 million in the fourth quarter of fiscal 2005 as compared to the third quarter of fiscal 2005 as a result of the restructuring initiated in the third quarter of fiscal 2005;

•	Our plan to pay out the remaining restructuring accrual balance of $26.5 million as of December 31, 2004 in cash;

•	Our expectation that $7.3 million of the remaining restructuring accrual balance ($3.8 million of severance and benefits, $0.7 million of legal and other costs and $2.8 million of vacated building lease obligations) will be paid out in the next 12 months and vacated building lease obligations of $19.2 million will be paid out during fiscal 2007 through fiscal 2012;

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	Our plan to minimize our overall customer financing exposures by discounting receivables when possible, raising third party financing and arranging letters of credit;

•	Our belief that we have the financial resources needed to meet our business requirements for the next 12 months;

•	Our expectation that cash usage will decline in the fourth quarter of fiscal 2005 as net losses are expected to decline as our Eclipse product becomes a larger portion of our total revenue and as we realize the cost savings related to the restructuring implemented in the third quarter of fiscal 2005;

•	Our belief that our future profitability depends on the successful commercialization and price-competitiveness of Eclipse and that an unsuccessful introduction of Eclipse would have a material adverse effect on our business, financial condition and results of operations;

•	Our belief that the legal proceedings and claims that arise in the normal course of our business will not have a material adverse effect on our business, financial position, and results of operations;

•	Our expectation that competition will increase;

•	Our expectation that a significant portion of our future product sales will continue to be concentrated in a limited number of customers;

•	Our expectation that international sales will continue to account for the majority of our net product sales for the foreseeable future;

•	Our expectation that we will continue to experience declining average sales prices for our products;

•	Our expectation that the redevelopment of the Middle East region may continue to provide sales opportunities in future periods;

•	Our belief that successful new product introductions provide a significant competitive advantage because customers make an investment of time in selecting and learning to use a new product, and are reluctant to switch thereafter;

•	Our expectation that our available cash and cash equivalents as of December 31, 2004, combined with anticipated receipts of outstanding accounts receivable, the liquidation of current assets and the $8.4 million available credit on our $35 million credit facility should be sufficient to meet our anticipated needs for working capital and capital expenditures through the next 12 months; and

•	Our belief that our ability to compete successfully will depend on a number of factors both within and outside our control.

All forward-looking statements included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or statements. The reader should also consult the cautionary statements and risk factors listed in this Quarterly Report on Form 10-Q including those contained in the section, “Factors That May Affect Future Financial Results,” beginning on page 41 in this Quarterly Report on Form 10-Q and those listed from time to time in our Reports on Forms 10-Q, 8-K, and our most recent Annual Report on Form 10-K for the year ended March 31, 2004, in evaluating these forward-looking statements.

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

We provide our customers with a broad product line. In the fourth quarter of fiscal 2004, we began commercial shipments of a new wireless platform consisting of an Intelligent Node Unit (INU) and radio elements, which combined are called Eclipse™ (“Eclipse”). Our products operate using a variety of transmission frequencies, ranging from 0.3 GigaHertz (GHz) to 38 GHz, and a variety of transmission capacities, typically ranging from 64 Kilobits to 2XOC-3 or 311 Megabits per second (Mbps). Our broad product line allows us to market and sell our products to service providers worldwide with varying interconnection and access requirements. We design our products to meet the requirements of mobile communications networks and fixed wireless broadband access networks worldwide. Our products are designed typically to enable our customers to deploy and expand their wireless infrastructure and market their services rapidly to subscribers, so that service providers can realize a return on their investments in frequency allocation licenses and network equipment.

We have equipment installed in over 100 countries, and a significant percentage of our revenue is derived from sales outside the United States. Our revenues from sales of equipment and services outside the United States were 92% in the three quarters of fiscal 2005, 98% in fiscal 2004 and 95% in fiscal 2003.

Our Eclipse product line showed good progress in the third quarter of fiscal 2005. New order bookings for Eclipse were a little over $22 million. During the third quarter we focused our efforts on successfully rolling out Eclipse in the market. Sales of Eclipse product were $12.2 million for the third quarter of fiscal 2005 and accounted for 25% of our revenue for that quarter.

During the third quarter of fiscal 2005 we launched a major cost reduction and reorganization. This action will result in a reduction of approximately 25% of the Company’s worldwide workforce, the outsourcing of manufacturing at the New Zealand and Cape Town locations, the closure of the Cape Town operation and a reduction in engineering associated with legacy products as we focus our efforts on the new Eclipse product line. Engineering for the Eclipse product line will continue to be performed in Wellington, New Zealand and San Jose, California. As a result of these reductions and organizational changes, Stratex recorded a charge for inventory write-downs of $2.6 million and charges for severance, lease obligations, fixed asset write-offs and related costs of $7.4 million in the third quarter of fiscal 2005.

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues

Net sales for the third quarter of fiscal 2005 increased to $49.5 million, compared to $40.3 million reported in the third quarter of fiscal 2004, and increased to $139.2 million for the first three quarters of fiscal 2005, compared to $113.1 million in the first three quarters of fiscal 2004. This increase was primarily attributable to an increase in the demand for our products in Russia, the Middle East and the Americas partially offset by declines in Nigeria.

Revenue by geographic regions. The following table sets forth information on our sales by geographic regions for the periods indicated (in thousands):

	Three Months Ended December 31,				Nine Months Ended December 31
	2004	% of Total	2003	% of Total	2004	% of Total	2003	% of Total
Americas	$8,578	17%	$6,591	16%	$28,274	20%	$18,029	16%
Russia	8,281	17%	1,116	3%	24,407	18%	10,501	9%
Poland	6,033	12%	2,261	5%	9,571	7%	2,845	3%
Other Europe	7,392	15%	8,740	22%	18,640	13%	26,278	23%
Middle East	6,030	12%	1,148	3%	16,295	12%	9,950	9%
Nigeria	1,660	4%	8,503	21%	10,081	7%	13,942	12%
Other Africa	1,919	4%	2,405	6%	12,518	9%	7,630	7%
Asia/Pacific	9,626	19%	9,486	24%	19,389	14%	23,924	21%

Total Revenues	$49,519	100%	$40,250	100%	$139,175	100%	$113,099	100%

Net sales in the third quarter of fiscal 2005 increased to $49.5 million, compared to $40.3 million in the third quarter of fiscal 2004. The increase in net revenue was primarily due to growth of business in Russia, Poland and the Middle East. Net sales in Nigeria decreased in the third quarter of fiscal 2005 to $1.7 million from $8.5 million in the third quarter of fiscal 2004. This decrease was due to a decline in shipments to one customer in Nigeria as their network expansion project neared completion. Net sales to Poland increased to $6.0 million in the third quarter of fiscal 2005 from $2.3 million in the third quarter of fiscal 2004 due to increased demand from one major customer in that country. Net sales in Other Europe decreased to $7.4 million in the third quarter of fiscal 2005, compared to $8.7 million in the third quarter of fiscal 2004 due to a decreasing customer base and decreasing sales into Eastern Europe. Net sales in the Other Asia/Pacific region were about the same in the third quarter of fiscal 2005 as in the third quarter of fiscal 2004. Net sales to Russia increased to $8.3 million in the third quarter of fiscal 2005 from $1.1 million in the third quarter of fiscal 2004 primarily due to one large customer in the region that continued to expand its network.

Net sales for the first nine months of fiscal 2005 were $139.2 million, compared to $113.1 million reported in the first nine months of fiscal 2004. Net sales to Russia increased in the first nine months of fiscal 2005 as compared to first nine months of fiscal 2004 due to the reasons mentioned in the preceding paragraph. Net sales to Poland increased to $9.6 million in the first

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

nine months of fiscal 2005 from $2.8 million in the first nine months of fiscal 2004 for the same reason discussed above. Net sales to Nigeria for the first nine months of fiscal 2005 decreased compared to the first nine months of fiscal 2004 for the same reason noted above. Net sales to Other Africa increased to $12.5 million in the first nine months of fiscal 2005 from $7.6 million in the first nine months of fiscal 2004 as we obtained several new customers in that region. Net sales in the Americas region increased to $28.3 million in the first nine months of fiscal 2005 from $18.0 million in the first nine months for fiscal 2004 primarily because of our license exempt product line which we acquired in the third quarter of fiscal 2004. Net sales to the Asia/Pacific region decreased to $19.4 million in the first nine months of fiscal 2005 from $23.9 million in the first nine months of fiscal 2004 primarily due to the completion of certain projects in India and Thailand in the first nine months of fiscal 2004.

Orders and backlog. During the third quarter of fiscal 2005, we received $54.4 million in new orders shippable over the next 12 months compared to $50.4 million in the third quarter of fiscal 2004. During the first nine months of fiscal 2005, we received $145.8 million in new orders shippable over the next 12 months compared to $136.7 million new orders in the first nine months of fiscal 2004, representing an increase of approximately 7%. Our backlog at December 31, 2004 was $58.9 million, compared to $52.0 million at December 31, 2003 and $59.1 million at March 31, 2004. We review our backlog on an ongoing basis and make adjustments to it as required. Orders in our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period.

The following table summarizes the number of our customers, each of whom accounted for more than 10% of our backlog as of the end of the period indicated, along with the percentage of backlog they individually represent.

	December 31, 2004	December 31, 2003
Number of customers	2	2
Percentage of backlog	22%, 14%	15%, 13%

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Product operating segment. The revenue and operating income for the product operating segment for the periods indicated were as follows (in thousands):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2004	% of Total	2003	% of Total	2004	% of Total	2003	% of Total
XP4	$18,762	45%	$16,017	49%	$52,391	45%	$38,439	42%
Altium	4,671	11%	10,097	31%	19,463	17%	32,385	35%
Eclipse	12,195	29%	—	—	24,926	21%	—	—
DXR	4,005	10%	4,649	14%	13,760	12%	15,437	17%
Other Products	2,206	5%	1,933	6%	6,056	5%	5,217	6%

Total Revenue	$41,839	100%	$32,696	100%	$116,596	100%	$91,478	100%

Operating Loss	(18,393)	(44)%	(11,491)	(35)%	(34,237)	(29)%	(24,747)	(27)%

In the third quarter of fiscal 2005 net revenues of our new Eclipse product line, which began shipping in January 2004 continued to increase and was $12.2 million in the third quarter of fiscal 2005 and $24.9 million for the first nine months of fiscal 2005. Net sales of our older Altium® product line decreased to $4.7 million from $10.1 million in the comparable quarter of fiscal 2004 primarily as demand for this product line was replaced with the new Eclipse product. Net sales of our DXR® product line were about the same in the third quarter of fiscal 2005. Net sales of our XP4™ product line increased to $18.8 million in the third quarter of fiscal 2005, from $16.0 million in the third quarter of fiscal 2004 due primarily to an existing customer in Russia that is continuing to expand its network.

Net sales of our XP4 product line increased to $52.4 million in the first nine months of fiscal 2005 as compared to $38.4 million in the first nine months of fiscal 2004 due to the same reasons noted above. Net sales of the Altium product line decreased to $19.5 million in the first nine months of fiscal 2005 compared to $32.4 million in the first nine months of fiscal 2004 for the same reason noted above. Net sales of our DXR product line decreased somewhat to $13.8 million in the first nine months of fiscal 2005 as compared to $15.4 million in the first nine months of fiscal 2004 due to the timing of revenue recognition related to a major project in Asia.

The cash used for the product operating segment was primarily due to operating losses incurred by that segment. We had an increase in the inventory levels of our new product, Eclipse, in order to support its rollout in the market. Accounts receivable also increased due to higher revenue in the third quarter of fiscal 2005 as compared to fiscal 2004. The cash used by this segment was also to fund research and development activities, capital expenses and restructuring payments. We expect cash requirements for this segment to continue to be primarily for working capital requirements, restructuring payments and research and development activities, although we expect the cash usage to decline in the next couple of quarters as the net losses decline.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Service Operating Segment. The revenue and operating income for the service operating segment for the periods indicated in the table below were as follows: (in thousands)

	Three Months Ended December 31,				Nine Months Ended December 31,
	2004	% of Revenue	2003	% of Revenue	2004	% of Revenue	2003	% of Revenue
Service revenue	$4,749		$4,334		$13,535		$11,419
Operating income	124	3%	479	11%	264	2%	910	8%

Repair revenue	2,931		3,220		9,044		10,202
Operating income	977	33%	1,435	45%	3,083	34%	3,906	38%

Total Revenue	$7,680		$7,554		$22,579		$21,621
Total Operating income	$1,101	14%	$1,914	25%	$3,347	15%	$4,816	22%

Services revenue includes, but is not limited to, installation, network design, path surveys, integration, and other revenues derived from the services we provide to our customers. In the third quarter of fiscal 2005, service revenue increased to $4.7 million as compared to $4.3 million in the third quarter of fiscal 2004 in part due to the increased product revenue in the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004. The operating income for service revenue, as a percentage of service revenue, was lower in the third quarter of fiscal 2005 and in the first nine months of fiscal 2005 as compared to operating income in the third quarter of fiscal 2004 and the first nine months of fiscal 2004, respectively, primarily due to project delays resulting in higher costs and also due to costs for modifying an installation for one of our major customers in Nigeria.

There was a slight decline in repair revenue in the third quarter of fiscal 2005 to $2.9 million as compared to $3.2 million in the third quarter of fiscal 2004 that we believe was due to timing of customer repair requirements. Repair revenue decreased to $9.0 million in the first nine months of fiscal 2005 from $10.2 million in the first nine months of fiscal 2004. Repair operating income, as a percentage of repair revenue, in the third quarter of fiscal 2005 decreased to 33% as compared to 45% in the third quarter of fiscal 2004, primarily due to high fixed costs in the repair organization.

The cash requirements in the service operating segment were primarily to purchase spare parts to provide repair services to our customers and for payment of labor expenses. We also paid cash to several third party vendors for assistance in the installation of our products. In the first nine months of fiscal 2005, we purchased approximately $1.8 million of spare parts for our discontinued Spectrum product line. We incurred this bulk purchase of parts for our Spectrum product line because our suppliers notified us that they would not continue manufacturing this equipment. We expect the cash requirements for this segment to continue to be primarily for labor costs and spare parts.

Two customers accounted for approximately 17% and 12% of net sales for the third quarter of fiscal 2005. For the first nine months of fiscal 2005, one customer accounted for 19% of net sales.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

One customer accounted for approximately 16% of net sales for the third quarter of fiscal 2004. For the first nine months of fiscal 2004, one customer accounted for 15% of net sales.

Looking forward, we anticipate that revenue in the fourth quarter of fiscal 2005 will be in the range of $46 million to $50 million. We believe that demand for the new Eclipse product line will continue to increase and the new low capacity lower cost version which we expect will begin shipping in the fourth quarter will increase the potential markets for this product. Order activity continued to be strong. However, we continue to experience extremely limited long-term visibility. Our near term strategy is to focus on the successful rollout of our new low capacity lower cost version of the Eclipse product line and the success of the organizational changes resulting from the restructuring implemented in the third quarter of fiscal 2005.

Gross Profit

	Three Months Ended December 31,				Nine Months Ended December 31,
	2004	% of Net Sales	2003	% of Net Sales	2004	% of Net Sales	2003	% of Net Sales
Net sales	$49,519	100%	$40,250	100%	$139,175	100%	$113,099	100%
Cost of sales	39,434	80%	34,151	85%	113,736	82%	93,089	82%
Inventory Valuation Charges (Benefit)	2,581	5%	—	—	2,581	2%	(498)	—

Gross profit	$7,504	15%	$6,099	15%	$22,858	16%	$20,508	18%

Gross profit, as a percentage of net sales, of 15% in the third quarter of fiscal 2005 was the same compared to the gross profit in the third quarter of fiscal 2004. The gross profit in the third quarter of fiscal 2005 was negatively impacted by 5% due to inventory valuation charges of $2.6 million. These inventory valuation charges were for excess inventories not expected to be sold. There was not a similar charge in the third quarter of fiscal 2004. Pricing, product costs and Eclipse margins had a favorable impact of approximately 4% on the gross profit of the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004. Lower manufacturing costs had a positive impact of approximately 1%. We expect gross profit as a percentage of sales to increase in the fourth quarter of fiscal 2005 as compared to the third quarter of fiscal 2005 as we do not anticipate recording additional inventory valuation charges in the fourth quarter. We expect gross profit to continue to improve in the subsequent quarters due to an increase in sales of our Eclipse product line.

Gross profit as a percentage of net sales was 16% in the first nine months of fiscal 2005 compared to a gross profit of 18% in the first nine months of fiscal 2004. The decrease in gross margin in the first nine months of fiscal 2005, as compared to the first nine months of fiscal 2004, was primarily due to negative pricing impact of approximately 1% and an unfavorable manufacturing spending impact of approximately 1%, as a percentage of net sales.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Research and Development

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Research and development	$4,363	$4,396	$12,915	$12,264
% of net sales	8.8%	10.9%	9.3%	10.8%

In the third quarter of fiscal 2005, research and development expenses were essentially the same as the third quarter of fiscal 2004. Although personnel expenses were higher, the cost for material for prototype products was lower. As a percentage of net sales, research and development expenses decreased to 8.8% in the third quarter of fiscal 2005 from 10.9% in the third quarter of fiscal 2004. This percentage decrease is due to higher sales volume in fiscal 2005.

We expect research and development expenses to decrease in the remainder of fiscal 2005 as a result of the restructuring initiated in the third quarter of fiscal 2005. We reduced the engineering expenses related to our Legacy products. Engineering for the Eclipse product line will continue to be performed in Wellington, New Zealand and San Jose, California.

In the first nine months of fiscal 2005, research and development expenses increased to $12.9 million from $12.3 million in the first nine months of fiscal 2004. This increase was primarily due to inclusion of expenses of Plessey Broadband Wireless, which we acquired at the beginning of the third quarter of fiscal 2004. As a percentage of net sales, research and development expenses decreased to 9.3% in the first nine months of fiscal 2004, compared to 10.8% in the first nine months of fiscal 2004. The decline in research and development as a percentage of net sales is due to the increase in net sales in fiscal 2005.

Selling, General and Administrative

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Selling, general and administrative	$12,219	$10,873	$31,829	$27,768
% of net sales	24.6%	27.0%	22.9%	24.6%

In the third quarter of fiscal 2005, selling, general and administrative expenses increased to $12.2 million from $10.9 million in the third quarter of fiscal 2004. This increase was due to higher third party agent commissions on sales of our products resulting from an increase in net sales, especially in the Asia/Pacific region where we use agents for the sale of our products. The increase was also due to increased costs for documentation and testing related to Sarbanes-Oxley related regulations. As a percentage of net sales, selling, general and administrative expenses decreased to 24.6% in the third quarter of fiscal 2005, compared to 27.0% in the third quarter of fiscal 2004, primarily because the rate of the increase in net sales exceeded the rate of the increase in selling, general and administrative expenses.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We expect selling, general and administrative expenses to decline in the range of $1 to $2 million in the fourth quarter of fiscal 2005 as compared to the third quarter of fiscal 2005 as a result of the restructuring initiated in the third quarter of fiscal 2005.

Selling, general and administrative expenses in the first nine months of fiscal 2005 increased to $31.8 million compared to $27.8 million in the first nine months of fiscal 2004, primarily due to the reasons mentioned above. As a percentage of net sales, selling, general and administrative expenses decreased to 22.9% in the first nine months of fiscal 2005, compared to 24.6% in the first nine months of fiscal 2004 due to higher net sales in fiscal 2005.

Amortization of Intangible Assets

Amortization of purchased intangible assets, in the third quarter of fiscal 2005 was $0.8 million compared to $0.4 million in the third quarter of fiscal 2004. As a result of the restructuring initiated in the third quarter of fiscal 2005 we initiated the shutdown of operations in Cape Town, South Africa. As a result we accelerated amortization of the remaining balance of the intellectual property that we acquired related to the operation in South Africa. We amortized the entire balance of intangible assets and recorded $0.8 million in amortization expense.

Restructuring Charges

In the third quarter of fiscal 2005, we recorded $7.4 million of restructuring charges. In order to reduce expenses and increase operational efficiency we implemented a restructuring plan which included the decision to shut down operations in Cape Town, South Africa and outsource the manufacturing at the New Zealand and Cape Town, South Africa locations. As part of this restructuring plan we reduced the workforce by 155 employees and recorded restructuring charges for employee severance and benefits of $4.0 million. As of December 31, 2004, all affected employees had been notified. Of the remaining $3.4 million of restructuring charges, $2.3 million was for building lease obligations, $0.6 million was for fixed assets write-off and $0.5 million was for legal and other costs. The $2.3 million of restructuring charges recorded in the third quarter of fiscal 2005 for building lease obligation was for facilities which were vacated in fiscal 2002 and fiscal 2003 as explained in the following paragraphs. The vacated building lease obligations recorded as restructuring charges in fiscal 2002, fiscal 2003 and fiscal 2004 included payments required under lease contracts, less estimated sublease income after the property has been abandoned. To determine the lease loss, certain assumptions were made related to (1) the time period over which the building will remain vacant, (2) sublease terms, (3) sublease rates and (4) an estimate of brokerage fees. The $2.3 million of charges for vacated building lease obligation recorded in the third quarter of fiscal 2005, as mentioned above, were primarily due to a decrease in estimated future sublease income.

There were no restructuring charges recorded in the third quarter of fiscal 2004. In the fourth quarter of fiscal 2004, we recorded $5.5 million of restructuring charges. We reduced the workforce by 34 employees and recorded restructuring charges for employee severance and benefits of $0.9 million. As of December 31, 2004, all affected employees had been terminated.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The remaining $4.6 million of restructuring charges was for building lease obligations, which were vacated in fiscal 2002 and fiscal 2003.

During fiscal 2003 and 2002, we announced several restructuring programs. These restructuring programs included consolidation of excess facilities. Due to these actions, we recorded restructuring charges of $19.0 million in fiscal 2003 and $8.6 million in fiscal 2002 for vacated building lease obligations.

The following table summarizes the activities of the restructuring accrual during the first nine months of fiscal 2005 and during the fiscal year ended March 31, 2004 (in millions):

	Severance and Benefits	Facilities and Other	Total
Balance as of March 31, 2003	$1.5	$22.7	$24.2
Provision	0.9	4.6	5.5
Cash payments	(1.3)	(5.6)	(6.9)

Balance as of March 31, 2004	1.1	21.7	22.8
Provision	—	—	—
Cash payments	(0.2)	(1.2)	(1.4)

Balance as of June 30, 2004	0.9	20.5	21.4
Provision	—	—	—
Cash payments	(0.3)	(0.9)	(1.2)

Balance as of September 30, 2004	0.6	19.6	20.2
Provision	4.0	3.4	7.4
Cash payments	(0.8)	(0.9)	(1.7)
Non cash expense	—	(0.6)	(0.6)
Reclassification of related rent accruals	—	1.2	1.2

Balance as of December 31, 2004	3.8	22.7	26.5

Current portion	$3.8	$3.5	$7.3
Long-term portion	$—	$19.2	$19.2

The remaining accrual balance of $26.5 million as of December 31, 2004 is expected to be paid out in cash. The Company expects $7.3 million of the remaining accrual balance ($3.8 million of severance and benefits, $0.7 million of legal and other costs and $2.8 million of vacated building lease obligations) to be paid out in the next 12 months and vacated building lease obligations of $19.2 million to be paid out during fiscal 2007 through fiscal 2012.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Income (Expense)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Interest income	$238	$175	$540	$706

Interest expense	(431)	(35)	(1,200)	(94)
Other expenses, net	(330)	(336)	(673)	(619)
Provision for income taxes	(119)	(128)	(473)	(340)

Interest income remained flat at $0.2 million in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004. In the first nine months of fiscal 2005, interest income decreased to $0.5 million from $0.7 million in the first nine months of fiscal 2004 primarily due to lower cash balances.

Interest expense was $0.4 million in the third quarter of fiscal 2005 as compared to an insignificant amount in the third quarter of fiscal 2004 due to bank borrowings under our credit facility in the first quarter of fiscal 2005. Interest expense increased to $1.2 million in the first nine months of fiscal 2005 as compared to $0.1 million in the first nine months of fiscal 2004 also due to bank borrowings under our credit facility in the first quarter of fiscal 2005.

Other expense in the third quarter of fiscal 2005 was essentially the same as other expense in the third quarter of fiscal 2004. Other expense increased to $0.7 million in the first nine months of fiscal 2005, compared to $0.6 million in the first nine months of fiscal 2004, primarily due to an increase in foreign exchange losses.

In the first nine months of fiscal 2005 and the first nine months of fiscal 2004, we provided for income taxes to cover foreign subsidiaries that have generated taxable income, while recording no provision or benefit from U.S. operations due to the net loss for the periods.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Net cash used for operating activities in the first nine months of fiscal 2005 was $34.4 million, compared to net cash used by operating activities of $26.1 million in the first nine months of fiscal 2004. The amount used in operating activities was due to net losses, as adjusted to exclude non-cash charges and benefits and changes in working capital requirements, including a significant increase in accounts receivable due to higher sales levels and a significant decrease in accounts payable.

Accrued liabilities increased by $8.3 million primarily due to accruals related to the restructuring implemented in the third quarter of fiscal 2005.

Accounts receivable increased by $5.9 million in the first nine months of fiscal 2005 as compared to an increase of $4.1 million in the first nine months of fiscal 2004. Accounts receivable increased in the first nine months of fiscal 2005 primarily due to higher sales levels.

Inventories increased by $3.6 million in the first nine months of fiscal 2005 as compared to an increase of $2.9 million in the first nine months of fiscal 2004. The increase in inventories was primarily due to increased inventory levels to support the rollout of our new product line, Eclipse.

Net cash used by investing activities in the first nine months of fiscal 2005 was $5.2 million, compared to net cash provided by investing activities of $3.4 million in the first nine months of fiscal 2004. Purchases of property and equipment were $5.8 million in the first nine months of fiscal 2005 compared to $7.4 million in the first nine months of fiscal 2004. The decrease in capital expenditures was primarily due to a reduction in the purchase of service parts to support our older product lines. In fiscal 2004 we were required to make a one time bulk purchase of service support parts for our Spectrum product line because our suppliers notified us that they would not continue manufacturing this equipment, as it is not profitable for them to do so. In the first nine months of fiscal 2005, net proceeds from investment activities was $0.6 million as compared to a net proceeds of $13.4 million in the first nine months of fiscal 2004.

In the third quarter of fiscal 2004, we paid $2.6 million in cash to Tellumat (Pty) Ltd. for the acquisition of net assets of Plessey Broadband Wireless, a division of Tellumat (Pty) Ltd.

Net cash provided by financing activities in the first nine months of fiscal 2005 was $45.1 million compared to $0.9 million in the first nine months of fiscal 2004. In the first quarter of fiscal 2005, we borrowed $25 million against our line of credit of $35 million with a commercial bank. In addition, proceeds from the sale of common stock included $22.9 million (net of expenses) raised by issuing 10,327,120 shares of common stock at a price of $2.36 per share and $0.9 million from the exercise of employee stock options and the employee stock purchase plan.

Cash requirements

Our cash requirements for the next 12 months are primarily to fund:

•	Operations including working capital

•	Research and development

•	Restructuring payments

•	Capital expenditures

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Commercial commitments

Through several financial institutions, we have issued $2.2 million of standby letters of credit to various customers for bid and performance bonds. These letters of credit generally expire within one year. Also, as of December 31, 2004, we had outstanding forward foreign exchange contracts in the aggregate amount of $45.9 million to support our foreign exchange rate risk exposure management program.

Contractual obligations

The following table provides information related to our remaining contractual obligations:

	Payments due (in thousands):
	Years ending March 31,
	2005	2006	2007	2008	2009	2010 & Beyond	Total Obligations
Operating leases (a)	$1,489	$5,722	$5,576	$5,784	$5,945	$11,247	$35,763
Unconditional purchase obligations	$44,134	—	—	—	—	—	$44,134

(a)	Contractual cash obligations include $22.1 million of lease obligations that have been included in the restructuring accrual.

Restructuring payments

The accrued liability for restructuring payments of $26.5 million as of December 31, 2004, is expected to be paid out in cash. We expect $7.3 million of the remaining accrual balance ($3.8 million of severance and benefits, $0.7 million of legal and other costs and $2.8 million of vacated building lease obligations) to be paid out in the next 12 months and vacated building lease obligations of $19.2 million to be paid out during fiscal 2007 through fiscal 2012.

Customer financing

In the first nine months of fiscal 2005, we granted extended terms of credit to some of our customers in order to position ourselves in certain markets and to promote opportunities for our new Eclipse product line. As of December 31, 2004 we have $0.6 million recorded as long-term accounts receivable due to these extended terms of credit granted to our customers. Although we may commit to provide customer financing to customers in order to position ourselves in certain markets, we remain focused on minimizing our overall customer financing exposures by discounting receivables when possible.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Long-term debt

In the first quarter of fiscal 2005, we borrowed $25 million, on a long-term basis, against our $35 million credit facility with a commercial bank. This loan is payable in equal monthly installments of principal plus interest over a period of four years. This loan is at a fixed interest rate of 6.38%. As part of the loan agreement, we have to maintain, as measured at the last day of each fiscal quarter, tangible net worth of at least $60 million plus 25% of net income, as determined in accordance with GAAP, for such quarter and all preceding quarters since December 31, 2003 (exclusive of losses). We also have to maintain, as measured at the last day of each calendar month, a ratio of (1) total unrestricted cash and cash equivalents plus short-term, marketable securities minus certain outstanding bank services divided by (2) the aggregate amount of outstanding borrowings and other obligations to the bank, of not less than 1.00 to 1.00. As of December 31, 2004 we were in compliance with these financial covenants of the loan.

Sources of cash:

At December 31, 2004, our principal sources of liquidity consisted of $52.3 million in cash and cash equivalents and short-term investments.

Available credit facility

In addition to our cash balances, at December 31, 2004 we had $8.4 million available under our line of credit with a commercial bank. Borrowings are at an interest rate of either the bank’s prime rate, which was 5.25% at December 31, 2004, or LIBOR plus 2%.

Cash usage was significant during the first nine months of fiscal 2005. We expect that cash usage will decline in the fourth quarter of fiscal 2005 as net losses are expected to decline as our Eclipse product becomes a larger portion of our total revenue and as we realize the cost savings related to the restructuring implemented in the third quarter of fiscal 2005. Depending on the growth of our business, we may require additional financing which may not be available to us in the required time frame on commercially reasonable terms, if at all. If we require additional financing we may consider raising additional cash through debt or equity offerings. However, we believe that we have the financial resources needed to meet our business requirements for the next 12 months.

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio.

	Years Ended March 31
	(In thousands)
	2005	2006	2007
Cash equivalents and short-term investments (a)	$37,118	$7,781	$2,192

Weighted average interest rate	2.09%	1.64%	2.87%

(a)	Does not include cash of $5.3 million held by foreign subsidiaries in bank checking and deposit accounts.

The primary objective of our short-term investment activities is to preserve principal while maximizing yields, without significantly increasing risk. Our short-term investments are at fixed interest rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have been immaterial. The average days to maturity for investments held at December 31, 2004 was 72 days and these investments had an average yield of 2.05% per annum.

As of December 31, 2004, unrealized losses on investments were insignificant. Our investments have been recorded at fair value on our balance sheet.

Exchange Rate Risk:

We routinely use forward foreign exchange contracts to hedge our net exposures, by currency, related to the monetary assets and liabilities of our operations denominated in non-functional currencies. In addition, we enter into forward foreign exchange contracts to establish with certainty the U.S. dollar amount of future firm commitments denominated in a foreign currency. The primary business objective of this hedging program is to minimize the gains and losses resulting from exchange rate changes. At December 31, 2004 we held forward contracts in the aggregate amount of $45.9 million primarily in Thai Baht, Polish Zloty and the Euro. There was no unrealized gain/loss on these contracts as of December 31, 2004. At December 31, 2003 we held forward contracts in the aggregate amount of $28.9 million primarily in Thai Baht and the Euro. The amount of unrealized gain/loss on these contracts as of December 31, 2003 was $0.3 million.

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

We have incurred losses in many of our fiscal years since inception. For the last four fiscal years we have continuously incurred losses. In the first nine months of fiscal 2005, we incurred a loss of $32.7 million. As of December 31, 2004 we have an accumulated deficit of $400 million. We may not achieve or sustain profitability on a quarterly or annual basis.

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

In addition, we compete for acquisition and expansion opportunities with many entities that have substantially greater resources than we have. Furthermore, any acquisition that we contemplate and subsequently complete may encourage certain of our competitors to enter into additional business combinations, to accelerate product development, or to engage in aggressive price reductions or other competitive practices, resulting in even more powerful or aggressive competitors.

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

In January 2004, we began commercial shipments of our latest product, Eclipse. Eclipse is a wireless platform consisting of an Intelligent Node Unit and Outdoor Units. The platform utilizes a nodal architecture and combines multiplexing, routing and cross-connection functions with low to high capacity wireless transmission into a single system. To a large extent, our future profitability depends on the successful commercialization and price competitiveness of Eclipse. We began to market the Eclipse product in 2003 and recorded our first sales in January 2004. Because Eclipse represents a new innovative solution for wireless carriers, we cannot give assurances that we will be able to successfully market this product. If Eclipse does not achieve broad market acceptance, we may not be able to recoup the significant amount of research and development expenses associated with the development and introduction of this product and our business could be negatively impacted. Should the introduction of Eclipse be unsuccessful, there would be a material adverse effect on our business, financial condition and results of operations.

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

	Three Months Ended December 31, 2004	Three Months Ended December 31, 2003	Nine Months Ended December 31, 2004	Nine Months Ended December 31, 2003
Number of significant customers	2	1	1	1
Percentage of net sales	17%, 12%	16%	19%	15%

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

We are highly dependent on sales to customers outside the United States. During the first nine months of fiscal 2005 sales to international customers accounted for 92% of the total net sales. During fiscal 2003 and 2004, sales to international customers accounted for 95% and 98% of our net sales, respectively. In the first nine months of fiscal 2005, sales to the Middle East/Africa region accounted for approximately 28% of our sales for that period. In fiscal 2004 and 2003, sales to the Middle East/Africa region accounted for approximately 33% and 24% of our net sales, respectively. In the first nine months of fiscal 2005, sales to Russia and Poland accounted for approximately 25% of our sales for that period. In fiscal 2004, sales to Russia and Poland accounted for approximately 12% of our net sales. Also, significant portions of our international sales are in lesser developed countries. We expect that international sales will continue to account for the majority of our net product sales for the foreseeable future. As a result, the occurrence of any international, political, economic or geographic event that adversely affects our business could result in significant revenue shortfalls. These revenue shortfalls could cause our business, financial conditions and results of operations to be harmed. Some of the risks and challenges of doing business internationally include:

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

Although a majority of sales are through our direct sales force, we also market our products through indirect sales channels such as independent agents, distributors, re-sellers, and telecommunication integrators. These relationships enhance our ability to pursue the limited number of major contract awards each year and, in some cases, are intended to provide our customers with easier access to financing and to integrated systems providers with a variety of equipment and service capabilities. We may not be able to continue to maintain and develop additional relationships or, if additional relationships are developed, they may not be successful. Our inability to establish or maintain these distribution relationships could restrict our ability to market our products and thereby result in significant reductions in revenue. If these revenue reductions occur, our business, financial conditions and results of operations would be harmed.

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

Due to the downturn in the world economy, as well as the global tightening of the capital markets for telecommunications and mobile cellular projects, our business opportunities have decreased globally over the past several years. To the extent that the economic downturn and the global tightening of the capital markets continue, the demand for our products and services may decrease further in certain countries and geographic regions.

In addition, the terrorist attack of September 11, 2001, the subsequent military response by the United States, the aftermath of the U.S. war in Iraq, and the general socio- and geopolitical conditions in the Middle East, have negatively impacted, and may continue to negatively impact, the economy in general. This could impact our current and future business in the Middle East and could result in our customers delaying or canceling the purchase of our products, which would have a significant negative impact on our revenues. However, the redevelopment of these regions has provided us with sales opportunities recently and may continue to provide sales opportunities in future periods.

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

The market for our products is characterized by rapid technological change, evolving industry standards and frequent new product introductions. Our future success will depend, in part, on continuous, timely development and introduction of new products and enhancements that address evolving market requirements and are attractive to customers. We believe that successful new product introductions provide a significant competitive advantage because customers make an investment of time in selecting and learning to use a new product, and are reluctant to switch thereafter. We spend significant resources on internal research and development to support our effort to develop and introduce new products and enhancements. To the extent that we fail to introduce new and innovative products, we could fail to obtain an adequate return on these investments and could lose market share to our competitors, which would be difficult or impossible to regain. An inability, for technological or other reasons, to develop successfully and introduce new products quickly or on a cost-effective basis could reduce our growth rate or otherwise materially damage our business, financial condition and results of operations.

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

	December 31, 2004	March 31, 2004
Number of significant customers	1	3
Percentage of accounts receivable balance	11%	30%, 22%, 11%

We generally require no collateral, although sales to Asia, Africa and the Middle East are often paid through letters of credit. Our credit procedures and policies may not adequately mitigate customer credit risk.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We may need additional capital in the future. If additional capital is not available, we may not be able to continue to operate our business pursuant to our business plan or we may have to discontinue our operations.

During fiscal 2004 and the first nine month of fiscal 2005, we used a significant amount of cash. This use of cash was primarily because of net losses from operations, higher inventory levels to support the rollout of our new product Eclipse, our acquisition of Plessey Broadband Wireless and our extension of terms of credit to some of our customers in order to establish and favorably position ourselves in certain key markets. If we continue to use cash at this rate we may need significant additional financing, which we may seek to raise through, among other things, public and private equity offerings and debt financing. We currently anticipate that our available cash and cash equivalents at December 31, 2004 combined with anticipated receipts of outstanding accounts receivable, the liquidation of other current assets and the $8.4 million available credit on our $35 million credit facility should be sufficient to meet our anticipated needs for working capital and capital expenditures through the next 12 months. However, if changes occur that would consume available capital resources significantly sooner than we expect, if there is any significant negative impact resulting from continued losses or poor collection performance, if we are unable to raise sufficient funds in the required time frame on commercially reasonable terms, or we are unable to liquidate other current assets, our working capital may not be sufficient to support our anticipated needs for working capital and capital expenditures through the next 12 months and we may not be able to continue to operate our business pursuant to our business plan or we may have to discontinue our operations.

We may breach our covenants relating to our outstanding debt against our $35 million revolving credit facility with a commercial bank resulting in a secured creditor claim action against us by the bank.

During the first quarter of fiscal 2005, we borrowed $25 million on a long-term basis against our $35 million credit facility with a commercial bank. As part of the loan agreement, we have to maintain, as measured at the last day of each fiscal quarter, tangible net worth of at least $60 million plus 25% of net income, as determined in accordance with GAAP, for such quarter and all preceding quarters since December 31, 2003 (exclusive of losses). We also have to maintain, as measured at the last day of each calendar month, a ratio of (1) total unrestricted cash and cash equivalents plus short-term, marketable securities minus certain outstanding bank services divided by (2) the aggregate amount of outstanding borrowings and other obligations to the bank, of not less than 1.00 to 1.00. As of December 31, 2004 we were in compliance with these financial covenants of the loan. We may be in breach of these covenants in future quarters, which will make the long-term outstanding debt due to the bank immediately. We may not have the cash to pay off the outstanding debt immediately resulting in a secured creditor legal action against us.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The inability of our subcontractors to perform, or our key suppliers to manufacture and deliver materials, could cause our products to be produced in an untimely or unsatisfactory manner.

Our manufacturing operations, which have been substantially subcontracted, are highly dependent upon the delivery of materials by outside suppliers in a timely manner. We have operations in San Jose, California, the United Kingdom and New Zealand and outsourcing arrangements in Asia. Also, we depend in part upon subcontractors to assemble major components and subsystems used in our products in a timely and satisfactory manner. We do not generally enter into long-term or volume purchase agreements with any of our suppliers, and we cannot provide assurances that such materials, components and subsystems will be available to us at such time and in such quantities as we require, if at all. In addition, due to the rapid and increasingly severe economic downturn, our suppliers have experienced and are continuing to experience various financial difficulties, which may impact their ability to supply the materials, components and subsystems that we require. Our inability to develop alternative sources of supply quickly and on a cost-effective basis could materially impair our ability to manufacture and timely deliver our products to our customers. We cannot give assurances that we will not experience material supply problems or component or subsystem delays in the future. Also, our subcontractors may not be able to maintain the quality of our products, which might result in a large number of product returns by customers and could harm our business, financial condition and results of operations.

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

Many of our current and potential customers require significant capital funding to finance their telecommunications and mobile cellular projects, which include the purchase of our products and services. Due to the ongoing restrictions in capital markets worldwide, available funding for these projects has been and may continue to be unavailable to some customers and the purchase of our products and services may be slowed or halted. Reduction in demand for our products has resulted in excess inventories on hand in the past, and could result in additional excess inventories in the future. If funding continues to be unavailable to our customers or their customers, we may be forced to write down excess inventory. In addition, we may have to extend more and longer credit terms to our customers, which could negatively impact our cash and possibly result in higher bad debt expense. We cannot give assurances that we will be successful in matching our inventory purchases with anticipated shipment volumes. As a result, we may fail to control the amount of inventory on hand and may be forced to write-off additional amounts. Such additional inventory write-offs, if required, would decrease our profits.

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As directed by Section 404 of the Sarbanes - Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting. In addition, the public accounting firm auditing the company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting. While we intend to conduct a rigorous review of our internal control over financial reporting in order to assure compliance with the Section 404 requirements, if our independent registered certified public accounting firm interprets the Section 404 requirements and the related rules and regulations differently from us or if our independent registered certified public accounting firm is not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may decline to attest to management’s assessment or issue a qualified report. We are in the process of completing the documentation of our controls and testing their effectiveness. If we fail to complete this on a timely basis, our independent certified registered public accounting firm may issue a qualified report. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our shares to decline.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of our market risks see “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation and disclosure controls and procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) or 15d-15(b). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report.

(a)	Changes in internal controls. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

(c)	Limitations on the Effectiveness of Controls. Our management, including the Principal Executive Officer and Principal Financial Officer, do not expect that our disclosure controls or our internal controls for financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There are no material existing or pending legal proceedings against us. We are subject to legal proceedings and claims that arise in the normal course of our business.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

For a list of exhibits to this Quarterly Report on Form 10-Q, see the exhibit index located on page 58.

(b) Reports on Form 8-K

On October 25, 2004, we furnished a current report on Form 8-K, under items 12 and 7, regarding a press release announcing our financial results for the second quarter of fiscal year 2005, which ended on September 30, 2004.

On December 8, 2004, we furnished a current report on Form 8-K, under item 2, announcing a restructuring program to reduce costs.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEX NETWORKS, INC.

Date: February 9, 2005	By	/s/ Carl A. Thomsen
Carl A. Thomsen
Senior Vice President, Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Charles D. Kissner, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Carl A. Thomsen, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Charles D. Kissner, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Carl A. Thomsen, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.