Form 10-K
period 2005-03-31
STRATEX NETWORKS INC
filed 2005-06-14
CIK 812703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

  For the year ended March 31, 2005

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

The aggregate market value of the voting and non voting common stock held by non-affiliates of the registrant, based on the closing price of the common stock of $2.24 per share on the Nasdaq National Market as of September 30, 2004 was approximately $151,103,855.

As of June 1, 2005, there were 94,993,075 shares of Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the registrant’s Annual Report to Stockholders for the year ended March 31, 2005 are incorporated by reference into Parts I and II of this Annual Report on Form 10-K. With the exception of those portions which are incorporated by reference, the registrant’s Annual Report to Stockholders for the year ended March 31, 2005 is not deemed filed as part of this Annual Report on Form 10-K.

2. Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on August 9, 2005 are incorporated by reference into Part II, Item 5 and Part III of this Annual Report on Form 10-K.

STRATEX NETWORKS, INC.

2005 FORM 10-K ANNUAL REPORT

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

Introduction

Stratex Networks, Inc., formerly known as Digital Microwave Corporation and DMC Stratex Networks, Inc., was incorporated in California in 1984 and reorganized as a corporation in 1987 under the laws of the State of Delaware. In August 2002, we changed our name from DMC Stratex Networks, Inc. to Stratex Networks, Inc. (the “Company”). We are a leading provider of innovative wireless transmission solutions to mobile wireless carriers and data access providers around the world. Our solutions also address the requirements of fixed wireless carriers, enterprises and government institutions that operate broadband wireless networks. We design, manufacture and market a broad range of products that offer a wide range of transmission frequencies, ranging from 0.3 GigaHertz (GHz) to 38 GHz, and a wide range of transmission capacities, typically ranging from 64 Kilobits to 2OC-3 or 311 Megabits per second (Mbps). In addition to our product offerings, we provide network planning, design and installation services and work closely with our customers to optimize transmission networks.

We have a long history of introducing innovative products into the telecommunications industry. For example, in 2001, we introduced the Vantex chip set, which integrates high-order Quadrature Amplitude Modulation (QAM), forward error correction and adaptive equalization, all essential components in high-performance wireless radios, into one common chipset. In 2002, we introduced the Altium MX platform, which utilizes the Vantex chipset and provides a high capacity wireless solution, allowing the deployment of voice and advanced data services for mobile backhaul, fixed wireless access and private network applications. Our newest product platform, Eclipse, which began shipping in January 2004, is one of the first wireless transmission platforms that combines a broad range of wireless transmission functions with a network processing node, containing many functions that previously had to be separately purchased from one or more equipment suppliers. Eclipse has the flexibility to increase transmission speeds and adjust capacity with software upgrades and is designed to simplify complex networks and lower the total cost of ownership over the product life.

The sales of all of our product lines are generated primarily through our worldwide direct sales force. We also generate sales through base station suppliers, distributors and agents.

We have sold over 280,000 microwave radios, which have been installed in over 150 countries. We market our products to service providers directly, as well as indirectly through our relationships with original equipment manufacturer (“OEM”) base station suppliers.

Industry Background

Wireless transmission networks are constructed using microwave radios and other equipment to connect cell sites, switching systems, wire line transmission systems and other fixed access facilities. Wireless networks range in size from a single transmission link connecting two buildings to complex networks comprised of thousands of wireless connections. The architecture of a network is influenced by several factors, including the available radio frequency spectrum, coordination of frequencies with existing infrastructure, application requirements, environmental factors and local geography.

Last year we saw an increase in the capital spending in the wireless telecommunications industry as compared to the prior three years. We believe that this trend of increasing spending will continue over the next two years. The demand for high speed wireless transmission products grows at a slightly higher rate than the wireless industry as a whole. This growth is directly related to the growth in both the use of mobile wireless communications networks and the increased demand for fixed wireless transmission solutions. Major driving factors for such growth include the following:

•	Increase in Global Wireless Subscribers and Minutes of Use. The number of global wireless subscribers and minutes of use per subscriber are expected to continue to increase. The primary drivers include increased subscription, increased voice minutes of use per subscriber and the growing use by subscribers of data applications. Third generation data applications have been introduced in the developed countries and this has fueled an increase in minutes of data use. We believe that this growth, due to new data services, will continue for the next two to three years.

•	Increased establishment of mobile and fixed wireless telecommunications infrastructures in developing countries. In parts of the world, telecommunications services are inadequate or unreliable because of the lack of existing infrastructures. To service providers in developing countries seeking to increase the availability and quality of telecommunications and internet access services, wireless solutions are an attractive alternative to the construction or leasing of wireline networks, given their relatively low cost and ease of deployment. As a result, there has been an increased establishment of mobile and fixed wireless telecommunications infrastructures in developing countries. Emerging telecommunications markets in Africa, Asia, the Middle East, Latin America and Eastern Europe are characterized by a need to build out basic telecommunications systems.

•	Technological advances, particularly in the wireless telecommunications market. The demand for cellular telephone and other wireless services and devices continues to increase due to technological advances and increasing consumer demand for connectivity to data and voice services. The demand for fixed broadband access networks has also increased due to data transmission requirements resulting from Internet access demand. Similar to cellular telephone networks, wireless broadband access is typically less expensive to install and can be installed more rapidly than a wireline or fiber alternative. New and emerging services such as WiMAX are expected to expand over the next several years. WiMAX is a standards-based wireless technology that provides high-throughput broadband connections over long distances. WiMAX can be used for a number of applications, including “last mile” broadband connections, hotspots and cellular backhaul, and high-speed enterprise connectivity for business.

•	Global deregulation of telecommunications market and allocation of radio frequencies for broadband wireless access. Regulatory authorities in different jurisdictions allocate different portions of the radio frequency spectrum for various telecommunications services. Many countries have privatized the state-owned telecommunications monopoly and opened their markets to competitive network service providers. Often these providers choose wireless transmission services, which causes an increase in the demand for transmission solutions. Such global deregulation of the telecommunications market and the related allocation of radio frequencies for broadband wireless access transmission have led to increased competition to supply wireless-based transmission systems.

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

Our Solution

Our solutions are designed to meet the various needs of our wireless transmission customers. Our solutions offer the following benefits:

•	Comprehensive product line. We offer a comprehensive product line of transmission solutions, network monitoring systems and control systems that address a wide range of transmission frequencies, ranging from 0.3 GHz to 38 GHz, and a wide range of transmission capacities, typically ranging from 64 Kilobits to 2OC-3 or 311 Mbps. Our newest product platform, Eclipse, which began shipping in January 2004, is one of the first transmission platforms that combines a broad range of wireless transmission functions with a network processing node, containing many functions that previously had to be separately purchased from one or more equipment suppliers. Eclipse includes node management, multiplexing, routing and cross-connect functions, as well as the flexibility to increase transmission speeds and adjust capacity through software upgrades. Eclipse is designed to simplify complex networks and lower the total cost of ownership over the product life.

•	Flexible, easily configurable products. Our use of standard design platforms, flexible architectures and chip designs and software configurable features allows us to offer our customers high-performance products with a high degree of flexibility and functionality, while shortening the time required for us to develop new configurations and capabilities. The software features of many of our products provide our customers with a greater degree of flexibility in installing, operating and maintaining their networks. The scalability of our solutions allows our customers to add features at a relatively low incremental cost. Eclipse, our newest product, is a highly scalable and configurable, single platform product. The Eclipse platform utilizes a highly software configurable architecture design, which enables capacity upgrades and provides users with the ability to adapt to changing conditions with minimal cost and disruption. We believe that Eclipse makes it easier for users to plan and deploy their networks.

•	Low total cost of ownership of Eclipse. Compared to current products, our Eclipse solution has a relatively low total cost of ownership, based on overall initial acquisition, installation and ongoing operation and maintenance costs. This is due to the following factors: with a single platform, the number of parts is reduced, less rack space is required and fewer spare parts are needed; installation costs are lower because of a simpler installation process due to built in capability, resulting in less ancillary equipment; and maintenance and operation costs are lower because of the fewer number of parts required to obtain the same functionality and a longer product life. The highly configurable Eclipse platform also results in a lower total cost of ownership by providing users with the ability to adapt to changing conditions or increase network capacity with lower cost and less disruption to the existing connection.

•	Consulting and support. In addition to our product offerings, we provide network planning, design and installation services and work closely with our customers to optimize transmission networks. Our sales personnel are highly trained to assist customers with selecting and configuring wireless systems suitable for the customer’s particular needs.

Our Strategy

Our objective is to enhance our position as a leading provider of innovative wireless transmission solutions for the worldwide mobile, network interconnection and broadband access markets. To achieve this objective, our strategy is to:

•	Continue to serve our existing customer base and leverage our global presence and distribution channels. Since 1985, we have sold over 280,000 microwave radios, which have been installed in over 150 countries. Over 94% of our net sales in fiscal 2005 and 96% of our net sales in fiscal 2004 were derived outside the United States. We intend to leverage our customer base, longstanding presence in many countries and distribution channels to continue to sell existing and new products. We believe we are well positioned to continue to address worldwide market opportunities for wireless infrastructure suppliers.

•	Continue to introduce innovative solutions to meet the needs of our customers. We have a long history of introducing innovative products into the telecommunications industry. For example, in 2001, we introduced the Vantex chip set, which integrates high-order QAM modulation, forward error correction and adaptive equalization, all essential components in high-performance wireless radios, into one common chipset. In 2002, we introduced the Altium MX platform, which utilizes the Vantex chipset and provides a high capacity wireless solution, allowing the deployment of voice and advanced data services for mobile backhaul, fixed wireless access and private network applications. In January 2004, we began shipment of our new product Eclipse, one of the first transmission platforms that combines a broad range of wireless transmission functions with a network processing node, containing many functions that previously had to be separately purchased from one or more equipment suppliers. As a result, we believe that Eclipse is a significant innovation that addresses customer needs. We also intend to continue our history of developing and introducing innovative products, enhancing our products, maintaining technological competitiveness and meeting customer requirements through internal development and acquisition.

•	Expand existing markets and explore new market opportunities. We intend to expand our presence in the mobile wireless market by exploiting market opportunities created by the growing number of global wireless subscribers, increasing global minutes of use and increasing data transmission. We also intend to expand our fixed wireless and enterprise businesses through marketing and sales of our existing products and new products Eclipse, Velox and Bridgelink.

Financial information by operating segment and geographic area

For financial information by operating segment and product category, see note 15 “Operating Segment and Geographic Information” to the Consolidated Financial Statements of our 2005 Annual Report to Stockholders. For each of the fiscal years 2005, 2004 and 2003 certain customers exceeded 10% of our net revenues . For further information, see “Customers” on page 10.

Product Portfolio

Our principal product families include the Eclipse™ Nodal Wireless Transmission system (“Eclipse”), VeloxLE™, ProVision® and our recently acquired product Bridgelink™ Orthogonal Frequency-Division Multiplexing (Bridgelink™ OFDM). Legacy products moving towards end of life status include the AltiumMX, XP4™, DART™, DXR® 700, DXR® 200, and DXR® 100.

Eclipse

Eclipse, introduced in July 2003, and with first commercial shipment and related revenue in January 2004, combines the capabilities of the Altium, XP4 Plus and DXR 700 products into one product platform. Eclipse has the following benefits:

•	Simplifies complex networks. Each Eclipse Intelligent Node Unit, or INU, is a complete network node, able to support multiple radio paths. Eclipse allows operators to replace multiple products in their network with a single INU;

•	Single, common product platform with a low total cost of ownership. Eclipse is a wireless platform that combines low and high capacity, as well as high power capability into a single, common product platform designed to significantly lower the total cost of ownership of wireless networks over the product life. With a single platform, Eclipse requires fewer parts, less rack space and fewer spare parts than the combination of our current radio products and the non-radio components supplied by other equipment suppliers, which are required for a complete installation. The integration of multiple features in the INU simplifies the installation process and requires less cabling, thereby reducing total installation costs. In addition, over the product life, maintenance and operating costs are anticipated to be significantly lower due to the fewer parts and spares and the capability of increasing capacity as needed through remote software upgrades;

•	Comprehensive capability. Eclipse is designed to cover low to high capacities, long and short haul, wide frequency coverage (5 to 38 GHz) and with traditional TDM and Ethernet transmission capabilities. It also includes a built-in add-drop multiplexer and integrated cross-connect capability;

•	Easily configurable. Eclipse is configurable with software, allows easy capacity upgrades, and provides users with the ability to adapt to changing conditions with a minimum of cost and disruption. Eclipse is designed to make it easier for users to plan and deploy their networks and requires less training of installation personnel;

•	New software-based management solutions enable greater control over the network. New software-based management solutions, including the Eclipse Portal craft tool and the latest release of ProVision, are designed to enable greater control over a network by providing simple, user-focused, local or remote configuration control and status monitoring; and

•	Increased network reliability. Eclipse has been designed to provide increased network reliability to our carrier customers. We have closely monitored the predicted mean time between failures throughout the development process for Eclipse. In addition, with less cabling, less rack space, and fewer spare parts, Eclipse is designed to have a significantly lower failure rate than current products.

License Exempt Radio Product

•	VeloxLE. VeloxLE is a license-exempt radio platform that has been added to our product portfolio to provide the flexibility of license-exempt products. It is available in 2.4 and 5.8 GHz, and 1, 2, 4 or 8 T1/E1 configurations. All options of this product are available for up to 50 Mbps with a mix of E1/T1 or Ethernet interface.

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

New Product

Bridgelink OFDM, introduced in May 2005, as part of an exclusive licensing agreement entered into with 2MG, Inc (also known as Radiolan) on March 1, 2005, is a family of wireless Ethernet bridges. Bridgelink OFDM is a simple “point-and-play” wireless Ethernet bridge, used to enable cost-effective building-to-building LAN connectivity. It is based on the recent acquisition of selected assets and exclusive rights from RadioLan Marketing group. Bridgelink OFDM offers:

•	strong interference rejection, numerous frequency channels, standard and turbo modes, and link encryption.

•	one-box design in a rugged watertight package with its own integrated antenna.

•	options for operation in the 4.9 GHz Public Safety, 5 GHz U-NII and 5 GHz ISM bands, which makes Bridgelink OFDM an ideal alternative to the crowded 2.4 GHz band.

Legacy Products

High Capacity Radio

AltiumMX. The AltiumMX digital microwave radio began volume shipments in January 1999, and provides high capacity solutions in microwave and millimeter wave bands. The AltiumMX, a Synchronous Optical Networks (SONET)/Synchronous Digital Hierarchy (SDH) capable digital microwave radio, can wirelessly extend or complete SONET and SDH transport networks to complement, or be an alternative to, fiber deployment. Altium additionally features a fully integrated SDM add/drop multiplexer option. AltiumMX’s key attributes of size, performance, flexibility and rapid deployment bring benefits to both interconnect and access applications. AltiumMX digital microwave radios operate at frequencies of 6, 7, 8, 11, 13, 15, 18, 23, 26, 28 and 38 GHz and at OC-3/ STSM-1 (capacity of 155 Mbps) or 2XOC-3 (capacity of 311 Mbps). AltiumMX incorporates the Vantex chipset, which we introduced in February 2001, utilizing features such as high-order QAM modulation (up to 256 QAM), forward error correction, and adaptive equalization. These are all essential components in high-performance wireless radio products.

Medium-to-Low Capacity Radios

XP4 Plus. The XP4 Plus series of digital microwave radios provides low-to-medium capacity microwave radio systems for mobile base station connections and fixed wireless access. The XP4 Plus digital microwave radio is deployed worldwide and has comprehensive regulatory approvals for a wide variety of applications and conditions. XP4 Plus options include protection (redundancy), high power, Simple Network Management Protocol (SNMP), Automatic Transmit Power Control (ATPC), and a 100BT Ethernet interface. XP4 Plus has broad platform coverage from 7 to 38 GHz, international deployment capacities of 2/4/8/16xE1 and 1xE3, and U.S. deployment frequencies of 15-38 GHz and capacities of 4/8xDS-1 and 1xDS-3.

DART. The DART microwave radio offers a low cost single E1 or DS-1 data stream transmission and is designed for a smaller cell interconnections in a mobile network, typically referred to as microcell/ picocell, and last-mile access requirements. DART radio’s compact, all-outdoor design connects directly to base station equipment via a single twisted-pair cable, making it easy to install and a viable, cost effective alternative to leased line facilities. The DART radio can also be used in the build out of wireless Internet access networks. Features of the DART microwave radio include its low power consumption, programmability from laptop computers, and SNMP compatibility. Available frequencies range from 15 GHz to 38 GHz.

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

Customers

We market our products primarily to mobile wireless carriers around the world. Over 90% of our net sales for each of the last three fiscal years have been derived from outside United States. Our solutions also address the requirements of fixed wireless carriers, enterprises and government institutions that operate broadband wireless networks. We also sell our products to base station suppliers, who provide and install integrated systems to service providers, and to distributors, including value-added resellers (VARs) and agents.

Although we have a large customer base, during any given quarter, a small number of customers may account for a significant portion of our net sales. In certain circumstances, we sell our products to service providers through OEMs, which provide the service providers with access to financing and in some instances, protection from fluctuations in foreign currency exchange rates. Our top customer in net sales in fiscal 2005 was General Data Communications Ltd, a Russian distributor, (21%). Our top customer in net sales in fiscal 2004 was MTN Nigeria Communications Ltd. (19%). Our top two customers in net sales for fiscal 2003 were MTN Nigeria Communications Ltd. (11%) and Motorola (Thailand) Ltd. (10%). No other customer, other than the ones mentioned above, accounted for more than 10% of net sales for each of the three fiscal years mentioned above. At March 31, 2005, two of our customers accounted for approximately 13% and 12% of our $69.7 million backlog.

Sales, Marketing and Service

We believe that a direct and continuing relationship with service providers is a competitive advantage in attracting new customers and satisfying existing ones. As a result, we offer our products and services principally through our own sales, service and support organization, which allows us to closely monitor the needs of our customers. We have offices in the United States, Mexico, the United Kingdom, Portugal, France, Poland, Germany, South Africa, the United Arab Emirates, India, Singapore, Croatia, the People’s Republic of China, Malaysia, Thailand, the Philippines, New Zealand, Nigeria and Australia. Our local offices provide us with a better understanding of our customers’ needs and enable us to respond to local issues and unique local requirements. In selected countries, we also market our products through agents, distributors and VARs, as well as base station suppliers. In December 2004, we implemented a cost reduction initiative whereby our sales and service offices in Argentina, Colombia and Brazil were exit into independent distributors.

We have informal, and in some cases formal, relationships with distributors, and OEM base station suppliers. Such relationships increase our ability to pursue the limited number of major contract awards each year. In addition, such relationships provide our customers with easier access to financing and to integrated system providers with a variety of equipment and service capabilities. In selected countries, we also market our products through independent agents and distributors, as well as system integrators.

As of March 31, 2005, we employed approximately 223 employees in our sales, marketing, service and support organization. Our sales personnel are highly trained to provide the customer with assistance in selecting and configuring a digital microwave transmission system suitable for the customer’s particular needs. We have repair and service centers in Scotland and the Philippines. Our Scotland service center supports our global customer base and the Philippines service center provides support primarily for our Asian customers. We generally contract with third party service providers to install and maintain customer equipment; however, we do have customer service and support personnel who provide customers with training, installation, service and maintenance of our systems under contract. We generally offer a conditional warranty for all customers on all of our products. We provide warranty and post-warranty services from New Zealand and our service centers in Scotland and the Philippines.

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

We believe that our ability to enhance our current products, develop and introduce new products on a timely basis, maintain technological competitiveness and meet customer requirements is essential to our success. Accordingly, we allocate, and intend to continue to allocate, a significant portion of our resources to research and development efforts. During fiscal 2005, we invested $16.7 million or 9.2% of net sales on research and development, compared to $17.2 million or 10.9% of net sales in fiscal 2004 and $14.4 million or 7.3% of net sales in fiscal 2003. We expect our research and development spending to be slightly lower in fiscal 2006 due to the cost reduction efforts that were initiated in the third quarter of fiscal 2005. As of March 31, 2005, we employed a total of approximately 106 people in our research and development organizations in San Jose, California and Wellington, New Zealand.

Manufacturing

We primarily employ an outsourced manufacturing strategy that relies on contract manufacturers for manufacturing services. We have outsourced the majority of our manufacturing operations to Microelectronics Technology Inc. (MTI) in Taiwan, to Benchmark Electronics (Benchmark) in Thailand and to GPC Electronics in Australia. Pursuant to our arrangement with MTI, MTI has assumed assembly, integration and testing of the Outdoor unit portion of Altium, XP4 Plus, DART and the new Eclipse product lines. GPC Electronics is the primary supplier for the production, system testing and software configuration of the Indoor Unit portion of our XP4 and the new Eclipse product as well as the assembly, integration and testing of our DXR product line. Benchmark is the primary supplier for the production of our Velox LE product, some Eclipse assemblies and the Indoor Unit portion of our Altium product. Prior to December 2004, our Velox LE product was manufactured at our facility in Cape Town, South Africa. In December 2004, as part of a cost reduction initiative and logistics streamlining we shut down our facility in Cape Town, South Africa and outsourced the manufacturing of our Velox LE product to Benchmark. We have retained product design and research and development functions for these products.

In addition to the outsourcing of our manufacturing, we have manufacturing support facilities at San Jose, California and Wellington, New Zealand. Our manufacturing support operations at San Jose and Wellington consist primarily of system testing and quality management of our products. It is also our key software research and development center and has played a major role in the development of the new Eclipse product. Our manufacturing operations have been certified to International Standards Organization (ISO) 9001, a recognized international quality standard and we have also been certified to the TL9000 standard, a Telecommunication Industry specific quality system standard. As of March 31, 2005, we employed 44 people in manufacturing and manufacturing support functions.

Backlog

Our backlog at March 31, 2005 was $69.7 million, compared with $59.1 million at March 31, 2004. We only include orders scheduled for delivery within twelve months in our backlog. Product orders in our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period because of the timing of orders, delivery intervals, customer and product mix, and the possibility of changes in delivery schedules and additions or cancellations of orders.

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

The shipments of our products may be subjected to governmental export/import license requirements. We believe that we have complied with the export/import license requirements. Denial of export or import licenses by the government can harm our business, financial condition and results of operation.

Our products, in common with those of industry in general, are subject to numerous laws and regulations designed to protect the environment. We believe that we have complied with these requirements and that such compliance has not had a material adverse effect on our business or financial condition.

The regulatory environment in which we operate is subject to change. Regulatory changes, which are affected by political, environmental, economic and technical factors, could significantly impact our operations by restricting development efforts by us and our customers, making current systems obsolete or increasing the opportunity for additional competition. Any such regulatory changes could harm our business, financial condition and results of operations. We might deem it necessary or advisable to modify our systems to operate in compliance with such regulations. Such modifications could be extremely expensive and time-consuming to complete.

Intellectual Property

Our ability to compete depends, in part, on our ability to obtain and enforce intellectual property protection for our technology in the United States and internationally. We rely upon a combination of trade secrets, trademarks, patents and contractual rights to protect our intellectual property. We presently have a total portfolio of seven issued patents, including one foreign patent, and five pending patents, four of which relate to technologies developed in connection with Eclipse. In addition, we enter into confidentiality and invention assignment agreements with our employees, and enter into non-disclosure agreements with our suppliers and appropriate customers so as to limit access to and disclosure of our proprietary information.

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

Raw Materials and Supplies

Because we outsource the majority of our manufacturing, we are dependent upon subcontractors to meet our performance requirements, quality specifications and delivery schedules. In some cases, we help our sub-contractors procure certain components in order to meet our delivery schedules. We provide our suppliers with monthly forecasts for up to six months so they can secure long-lead parts in order to be able to meet the delivery schedules. We are generally obligated to pay for long-lead items purchased by our suppliers based on our forecasts. To date, while we have been impacted by financial and performance issues of some of our suppliers and subcontractors, we have not been materially adversely affected by the inability to obtain raw materials or products.

Employees

As of March 31, 2005, we employed 456 full-time, part-time and temporary employees. None of our employees are represented by a collective bargaining agreement. Our future performance will depend in large measure on our ability to attract and retain highly skilled employees. We have never experienced a work stoppage and believe our relationship with our employees is good.

Forward Looking Statements

The statements contained in this Annual Report on Form 10-K concerning our future products, expenses, revenues, gross margins, liquidity and cash needs, as well as our plans and strategies, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. All statements, trend analyses and other information contained herein about the markets for our services and products and trends in revenue, as well as other statements identified by the use of forward-looking terminology, including “anticipate,” “believe,” “plan,” “estimate,” “expect,” “goal” and “intend”, or the negative of these terms or other similar expressions, constitute forward-looking statements. These forward-looking statements are based on current expectations, and we assume no obligation to update this information. The forward looking statements in this Annual Report include, without limitation, statements regarding:

•	Our belief that the trend of increased spending in the wireless telecommunications industry will continue over the next two years;

•	Our expectation that the number of global wireless subscribers and minutes of use per subscriber will continue to increase significantly;

•	Our expectation that services such as WiMax will emerge over the next year;

•	Our belief that as broadband access and telecommunications requirements grow, wireless systems will continue to be used as transmission systems to support a variety of existing and expanding communications networks and applications;

•	Our belief that Eclipse will make it easier for users to plan and deploy their networks;

•	Our belief that wireless systems will be used to address the connection requirements of several markets and applications, including the broadband access market, cellular applications, and private networks;

•	Our intention to leverage our customer base, longstanding presence in many countries and distribution channels to continue to sell existing and new products;

•	Our belief that we are well positioned to continue to address worldwide market opportunities for wireless infrastructure suppliers;

•	Our belief that Eclipse is a significant innovation that addresses customer needs;

•	Our belief that the highly configurable Eclipse platform will result in a lower total cost of ownership by providing users with the ability to adapt to changing conditions or increase network capacity with minimal cost and disruption;

•	Our belief that our sales personnel are highly trained to assist customers with selecting and configuring wireless systems suitable for the customer’s particular needs;

•	Our intention to continue our history of developing and introducing innovative products, enhancing our products, maintaining technological competitiveness and meeting customer requirements through internal development and acquisition;

•	Our intention to expand our presence in the mobile wireless market by exploiting market opportunities created by the growing number of global wireless subscribers, increasing global minutes of use and increasing data transmission;

•	Our intention to expand our fixed wireless and enterprise businesses through marketing and sales of our existing products and new products including Eclipse, Velox and Bridgelink;

•	Our belief that a direct and continuing relationship with service providers is a competitive advantage in attracting new customers and satisfying existing ones;

•	Our intention to continue to focus significant resources on product development to maintain our competitiveness and to support our entry into new markets;

•	Our belief that our ability to compete successfully will depend on a number of factors both within and outside our control, including price, quality, availability, customer service and support, breadth of product line, product performance and features, rapid time-to-market delivery capabilities, reliability, timing of new product introductions by us, our customers and our competitors, the ability of our customers to obtain financing and the uncertainty of regional socio- and geopolitical factors;

•	Our expectation to continue to experience declining average sales prices for our products;

•	Our expectation that international sales will continue to account for the majority of our net product sales for the foreseeable future;

•	Our belief that our ability to enhance our current products, develop and introduce new products on a timely basis, maintain technological competitiveness and meet customer requirements is essential to our success;

•	Our belief that the new product development programs could result in new products and expansion of the Eclipse product line;

•	Our expectation that our research and development spending will be slightly lower in fiscal 2006 due to the cost reduction efforts that were initiated in the third quarter of fiscal 2005;

•	Our belief that our subcontractors, as part of our outsourced manufacturing strategy, will continue to perform and deliver our products in a timely and satisfactory manner;

•	Our expectation that competition will increase;

•	Our belief that we have complied by governmental laws established to avoid interference among users of microwave frequencies and to permit interconnection of telecommunications equipment;

•	Our belief that we have complied with the export/import license requirements;

•	Our belief that we have complied with numerous laws and regulations designed to protect the environment and such compliance has not had a material adverse effect on our business or financial condition;

•	Our belief that while our ability to compete may be affected by our ability to protect our intellectual property, because of the rapid pace of technological change in the wireless telecommunications industry, our innovative skills, technical expertise and ability to introduce new products on a timely basis will be more important in maintaining our competitive position than protection of our intellectual property;

•	Our belief that our relationship with our employees is good;

•	Our belief that any regulatory changes, which are affected by political, environmental, economic and technical factors, will not significantly impact our operations;

•	Our belief that the redevelopment of the Middle East region in the aftermath of the war in Iraq has and may continue to provide sales opportunities;

•	Our belief that successful new product introductions provide a significant competitive advantage because customers make an investment of time in selecting and learning to use a new product, and are reluctant to switch thereafter;

•	Our anticipation that our available cash and cash equivalents at March 31, 2005,combined with anticipated receipts of outstanding accounts receivable and the available credit of $8.5 million under our $35 million credit facility, should be sufficient to meet our anticipated needs for working capital and capital expenditures through March 31, 2006;

•	Our expectation that the telecommunications industry will continue to experience consolidation among its participants;

•	Our intent to consider opportunities to raise additional capital through a public or private equity offering and debt financing;

•	Our belief that our facilities are adequate to meet our anticipated needs for the foreseeable future; and

•	Our belief that we will achieve cost reductions and distribution efficiencies through an indirect sales model in Latin and South America.

These forward looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied in such forward looking statements. For a discussion of these risks and uncertainties as well as risks relating to our business in general, see the discussion below under the heading “Factors That May Affect Future Financial Results.”

Factors That May Affect Future Financial Results

We have a history of losses, and we may not achieve or sustain profitability on a quarterly or annual basis.

We have incurred losses in many of our fiscal years since inception. For the last four fiscal years we have continuously incurred losses. In fiscal 2005, we incurred a loss of $45.9 million. As of March 31, 2005 we have an accumulated deficit of $413.7 million. We may not achieve or sustain profitability on a quarterly or annual basis.

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

In addition, we compete for acquisition and expansion of opportunities with many entities that have substantially greater resources than we have. Furthermore, any acquisition that we contemplate and subsequently complete may encourage certain of our competitors to enter into additional business combinations, to accelerate product development, or to engage in aggressive price reductions or other competitive practices, resulting in even more powerful or aggressive competitors.

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

Our average sales prices are declining.

Currently, manufacturers of telecommunications equipment are experiencing, and are likely to continue to experience, on-going price pressure. This price pressure has resulted in, and is expected to continue to result in, downward pricing pressure on our products. As a result, we have experienced, and expect to continue to experience, declining average sales prices for our products. Our future profitability is dependent upon our ability to improve manufacturing efficiencies, reduce costs of materials used in our products, and to continue to introduce new products and product enhancements. Our inability to respond to increased price competition will harm our business, financial condition and results of operations. Since our customers frequently negotiate supply arrangements far in advance of delivery dates, we must often commit to price reductions for our products before we are aware of how, or if, cost reductions can be obtained. As a result, current or future price reduction commitments could, and any inability by us to respond to increased price competition would, harm our business, financial condition and results of operations.

If we do not successfully market our new product, Eclipse, our business would be harmed.

In January 2004, we began commercial shipments of our latest product, Eclipse. Eclipse is a wireless platform consisting of an Intelligent Node Unit and Outdoor Units. The platform utilizes a nodal architecture and combines multiplexing, routing and cross-connection functions with low to high capacity wireless transmission into a single system. To a large extent, our future profitability depends on the successful commercialization and price competitiveness of Eclipse. We began to market the Eclipse product in 2003 and recorded our first sales in January 2004. In fiscal 2005, we recorded $39.6 million of revenue from sales of Eclipse products. Because Eclipse represents a new innovative solution for wireless carriers, we cannot give assurances that we will be able to continue to successfully market this product. If Eclipse does not achieve market acceptance to the extent expected by us, we may not be able to recoup the significant amount of research and development expenses associated with the development and introduction of this product and our business could be negatively impacted. Should the ramp up of Eclipse be unsuccessful, there would be a material adverse effect on our business, financial condition and results of operations.

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

	Year Ended March 31,
	2005	2004
Number of significant customers	1	1
Percentage of net sales	21%	19%

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

We are highly dependent on sales to customers outside the United States. During fiscal 2005 sales to international customers accounted for 94% of the total net sales. During fiscal 2003 and 2004, sales to international customers accounted for 95% and 96% of our net sales, respectively. In fiscal 2005, sales to the Middle East/Africa region accounted for approximately 25% of our sales. In fiscal 2004 and 2003, sales to the Middle East/Africa region accounted for approximately 33% and 24% of our net sales, respectively. In fiscal 2005, sales to Russia accounted for approximately 20% of our sales. In fiscal 2004, sales to Russia accounted for approximately 10% of our net sales. Also, significant portions of our international sales are in lesser developed countries. We expect that international sales will continue to account for the majority of our net product sales for the foreseeable future. As a result, the occurrence of any international, political, economic or geographic event that adversely affects our business could result in significant revenue shortfalls. Because the Company’s business is heavily concentrated in foreign markets, there is a significant risk of unforeseen governmental action, including but not limited to the denial of export and/or import licenses. These revenue shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks and challenges of doing business internationally include:

•	unexpected changes in regulatory requirements;

•	fluctuations in foreign currency exchange rates;

•	imposition of tariffs and other barriers and restrictions;

•	management and operation of an enterprise spread over various countries;

•	burden of complying with a variety of foreign laws and regulations;

•	general economic and geopolitical conditions, including inflation and trade relationships;

•	war and acts of terrorism;

•	currency exchange controls; and

•	changes in export or import regulations.

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

Acts of terrorism can negatively impact our revenues.

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

The telecommunications industry has experienced consolidation among its participants, and we expect this trend to continue. Some operators in this industry have experienced financial difficulty and have filed, or may file, for bankruptcy protection. Other operators may merge and one or more of our competitors may supply products to such companies that have merged or will merge. This consolidation could result in purchasing decision delays by the merged companies and decreased opportunities for us to supply our products to the merged companies. We may also see consolidation among suppliers, which may further decrease our opportunity to market and sell our products.

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

Our business requires extensive credit risk management that may not be adequate to protect against customer nonpayment. Risks of nonpayment and nonperformance by customers are a major consideration in our business. Our accounts receivable balance is also concentrated among a few customers, increasing our credit risk. As of March 31, 2005, no customer accounted for more than 10% of accounts receivable while as of March 31, 2004, 3 customers were significant, each of whom accounted for more than 10% of accounts receivable, 22%, 11% and 11%. No other customer accounted for more than 10% of the accounts receivable balance as of March 31, 2004.

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

During fiscal 2004 and fiscal 2005, we used a significant amount of cash. This use of cash was primarily because of net losses from operations, higher inventory levels to support the rollout of our new product Eclipse, our acquisition of Plessey Broadband Wireless and our extension of terms of credit to some of our customers in order to establish and favorably position ourselves in certain key markets. If we continue to use cash at this rate we may need significant additional financing, which we may seek to raise through, among other things, public and private equity offerings and debt financing. In May 2005, we entered into an amendment to the existing Credit Facility Agreement we had with a commercial bank which expanded the amount of credit available under the facility and extended it to April 2007. Per the original agreement the amount of the revolving credit portion of the facility was restricted to $10 million. Under the amended terms, the total amount of revolving credit available was expanded to a total of $35 million less the outstanding balance of the long-term debt portion. The long term debt portion was $19.3 million as of April 30, 2005. As the long-term debt portion is repaid, additional credit will be available under the revolving credit portion of the facility. We currently anticipate that our available cash and cash equivalents at March 31, 2005, combined with anticipated receipts of outstanding accounts receivable and the available credit under our $35 million credit facility as described above, should be sufficient to meet our anticipated needs for working capital and capital expenditures through the next 12 months.

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

During the first quarter of fiscal 2005, we borrowed $25 million on a long-term basis against our $35 million credit facility with a commercial bank. As part of the loan agreement, we have to maintain, as measured at the last day of each fiscal quarter, tangible net worth of at least $60 million plus 25% of net income, as determined in accordance with GAAP, for such quarter and all preceding quarters since December 31, 2003 (exclusive of losses). We also have to maintain, as measured at the last day of each calendar month, a ratio of (1) total unrestricted cash and cash equivalents plus short-term, marketable securities minus certain outstanding bank services divided by (2) the aggregate amount of outstanding borrowings and other obligations to the bank, of not less than 1.00 to 1.00. As of March 31, 2005 we were in compliance with these financial covenants of the loan. We may be in breach of these covenants in future quarters, which will make the long-term outstanding debt due to the bank immediately. We may not have the cash to pay off the outstanding debt immediately resulting in a secured creditor legal action against us.

As part of the amendment to our credit agreement in May 2005, the tangible net worth requirement will include 50% of any equity proceeds received subsequent to December 31, 2004 and the cash ratio requirement, as defined above, is increased to 1.25 as of each quarter end, commencing with the quarter ended June 30, 2005.

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

Additional risks associated with the outsourcing of our manufacturing operations to Microelectronics Technology, Inc. in Taiwan and Benchmark in Thailand could include, among other things: (i) political risks due to political issues between Taiwan and The People’s Republic of China, (ii) risk of natural disasters in Taiwan and Thailand, such as earthquakes, typhoons and tsunamis (iii) economic and regulatory developments, and (iv) other events leading to the disruption of manufacturing operations.

Negative changes in the capital markets available for telecommunications and mobile cellular projects may result in excess inventory, which we cannot sell or be required to sell at distressed prices, and may result in longer credit terms to our customers.

Many of our current and potential customers require significant capital funding to finance their telecommunications and mobile cellular projects, which include the purchase of our products and services. Although in the last year we have seen some growth in the capital spending in the wireless telecommunications market, changes in capital markets worldwide could negatively impact available funding for these projects and may continue to be unavailable to some customers. As a result, the purchase of our products and services may be slowed or halted. Reduction in demand for our products has resulted in excess inventories on hand in the past, and could result in additional excess inventories in the future. If funding is unavailable to our customers or their customers, we may be forced to write down excess inventory. In addition, we may have to extend more and longer credit terms to our customers, which could negatively impact our cash and possibly result in higher bad debt expense. We cannot give assurances that we will be successful in matching our inventory purchases with anticipated shipment volumes. As a result, we may fail to control the amount of inventory on hand and may be forced to write-off additional amounts. Such additional inventory write-offs, if required, would decrease our profits.

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

Future growth of our operations depends, in part, on our ability to introduce new products and develop enhancements to existing products to meet the emerging trends in our industry. We have pursued, and will continue to pursue, growth opportunities through internal development, minority investments and acquisitions of complementary businesses and technologies. For example, on October 3, 2003, we completed the acquisition of the net assets of Plessey Broadband Wireless, a division of Tellumat (Pty) Ltd. Through this acquisition, we obtained a license-exempt telecommunications product line. In March 2005, we entered into an exclusive license agreement with Radiolan Marketing Group, Inc for its Bridgelink OFDM intellectual property including the assignment of their trademarks. We cannot provide assurances that we will be able to successfully integrate this product line or this division into our operations and sales programs. We are unable to predict whether and when any other prospective acquisition candidate will become available or the likelihood that any other acquisition will be completed and successfully integrated. Once integrated, acquired businesses may not achieve comparable levels of revenues, profitability or productivity to our existing business or otherwise perform as expected. Also, acquisitions may involve difficulties in the retention of personnel, diversion of management’s attention, risks of our customers and the customers of acquired businesses deferring purchase decisions as they evaluate the impact of the acquisition, unexpected legal liabilities and, tax and accounting issues. Our failure to manage growth effectively could harm our business, financial condition and results of operations.

The unpredictability of our quarter-to-quarter results may harm the trading price of our common stock.

Our quarterly operating results may vary significantly in the future for a variety of reasons, many of which are outside of our control, any of which may harm our business. These factors include:

•	volume and timing of product orders received and delivered during the quarter;

•	our ability and the ability of our key suppliers to respond to changes made by customers in their orders;

•	timing of new product introductions by us or our competitors;

•	changes in the mix of products sold by us;

•	cost and availability of components and subsystems;

•	downward pricing pressure on our products;

•	adoption of new technologies and industry standards;

•	competitive factors, including pricing, availability and demand for competing products;

•	war and acts of terrorism;

•	ability of our customers to obtain financing to enable their purchase of our products;

•	fluctuations in foreign currency exchange rates;

•	regulatory developments including denial of export and import licenses; and

•	general economic conditions worldwide.

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

Our ability to compete will depend, in part, on our ability to obtain and enforce intellectual property protection for our technology in the United States and internationally. We currently rely upon a combination of trade secrets, trademarks, patents and contractual rights to protect our intellectual property. In addition, we enter into confidentiality and invention assignment agreements with our employees, and enter into non-disclosure agreements with our suppliers and appropriate customers so as to limit access to and disclosure of our proprietary information. We cannot give assurances that any steps taken by us will be adequate to deter misappropriation or impede independent third party development of similar technologies. In the event that such intellectual property arrangements are insufficient, our business, financial condition and results of operations could be harmed. We have significant operations in the United States, United Kingdom and New Zealand, and outsourcing arrangements in Asia. We cannot provide assurances that the protection provided to our intellectual property by the laws and courts of foreign nations will be substantially similar to the protection and remedies available under United States law. Furthermore, we cannot provide assurances that third parties will not assert infringement claims against us based on foreign intellectual property rights and laws that are different from those established in the United States.

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

Announcements of developments related to our business, announcements by competitors, quarterly fluctuations in our financial results and general conditions in the telecommunications industry in which we compete, or the economies of the countries in which we do business and other factors could cause the price of our common stock to fluctuate, perhaps substantially. In addition, in recent years the stock market has experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. These factors and fluctuations could lower the market price of our common stock. If our bid price were to remain below $1.00 for 30 consecutive business days, Nasdaq could notify us of our failure to meet the continued listing standards, after which we would have 180 calendar days to correct such failure or be delisted from the Nasdaq National Market.

Changes in Accounting Standards for Stock Plans will reduce our future profitability.

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (SFAS 123(R)), we will be required to recognize, beginning in our first quarter of fiscal 2007, compensation expense in our statement of operations for the fair value of unvested employee stock options at the date of adoption, and new stock options granted to our employees after the adoption date over the related vesting periods of the stock options. The requirement to expense stock options granted to employees reduces the attractiveness of granting stock options because the expense associated with these grants may adversely affect our profitability. However, stock options remain an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program following the adoption of SFAS 123(R). We may decide to replace our stock option programs with other compensation arrangements, but those are likely to negatively impact profitability. Our employees are critical to our ability to develop and design systems that advance our productivity and technology goals, increase our sales goals and provide support to customers. Accordingly, as a result of the requirement under SFAS 123(R) to recognize the fair value of stock based compensation as compensation expense, beginning in the first quarter of fiscal 2007, our future profitability will be reduced.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports or prevent fraud, our operating results could be misstated, our reputation may be harmed and the trading price of our stock could be negatively affected. As described in Management’s Annual Report on Internal Control Over Financial Reporting, the Company has determined that two significant deficiencies in the Company’s internal control over financial reporting is considered to be a “material weaknesses” in our internal controls as defined in standards established by the American Institute of Certified Public Accountants. In general, a “material weakness” (as defined in PCAOB Auditing Standard No. 2) is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement in the annual or interim financial statements will not be prevented or detected. In the first quarter of 2006, we devoted significant resources to remediate and improve our internal controls. We believe that these efforts have remediated the concerns that gave rise to the “material weaknesses.” However, we cannot be certain that our controls over our financial processes and reporting will continue to be adequate in the future. Any failure of our internal controls over financial reporting, could cause us to fail to meet our reporting obligations.

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

We also own a 44,000 square foot service and repair facility in Hamilton, Scotland. We own an additional 58,000 square feet of office and manufacturing space in Wellington, New Zealand. Additionally, we lease an aggregate of approximately 32,000 square feet worldwide for sales, customer service and support offices. We believe these facilities are adequate to meet our anticipated needs for the foreseeable future.

Item 3. Legal Proceedings

There are no material existing or pending legal proceedings against us. We are subject to legal proceedings and claims that arise in the normal course of our business.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

The section labeled “Quarterly Financial Data” and “Other Equity Compensation Plan Information” appearing in our 2005 Annual Report to Stockholders is incorporated herein by reference.

Item 6. Selected Financial Data

The section labeled “Selected Consolidated Financial Data” appearing in our 2005 Annual Report to Stockholders is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2005 Annual Report to Stockholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information appearing under the caption “Quantitative and Qualitative Disclosures About Market Risk” in our 2005 Annual Report to Stockholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data, and related notes and Report of Independent Public Accounting Firm appearing in our 2005 Annual Report to Stockholders are incorporated herein by reference.

Item 9. Changes in and Disagreements with Independent Auditor on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, and because of the material weaknesses in our internal control over financial reporting described below, our management, including our CEO and CFO, has concluded that, as of March 31, 2005, our disclosure controls and procedures were ineffective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

In light of the material weaknesses noted below, the Company performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, the Company believes that the accompanying financial statements fairly present the financial condition and results of operation for the fiscal years presented in the Annual Report on Form 10-K, and the Company has received an unqualified audit report from Deloitte & Touche LLP on the consolidated financial statements.

Management’s Report on Internal Control over Financial Reporting

Our management, with the participation of our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) of the Exchange Act. Our internal controls are designed to provide reasonable assurance to our management and members of our Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles of the United States of America (GAAP).

As part of our compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2005. In making this assessment, management used the criteria set forth in the Internal Control—Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In performing the assessment, our management has identified two material weaknesses in internal control over financial reporting existing as of March 31, 2005.

Revenue Accounting

In fiscal 2005 the company did not maintain effective controls over the determination of revenue recognition for a non routine complex revenue transaction. The material weakness did not result in a material misstatement to revenue. The misstatement was identified during the fiscal 2005 audit and corrected prior to the issuance of the financial statements. Our management has concluded that given the magnitude of the potential misstatements to occur as a result of the internal control deficiency in revenue accounting existing as of March 31, 2005, there is more than a remote likelihood that a material misstatement in our interim or annual financial statements could occur and would not be prevented or detected by our internal control over financial reporting.

Financial Close and Reporting Process

During the fiscal 2005 year end closing process, the Company and the external auditors identified a series of adjustments relating to consolidation entries, review of foreign operations financial statements and review of the financial close process. Given the number of adjustments identified, the significance of the financial closing and reporting process to the preparation of reliable financial statements, and the potential for errors to significant account balances to occur as of March 31, 2005, our management has concluded that there is more than a remote likelihood that a material misstatement in our interim or annual financial statements could occur and would not be prevented or detected by our internal control over financial reporting.

As a result of the material weaknesses described above, management’s conclusion is that, as of March 31, 2005, the Company did not maintain effective internal control over financial reporting based upon the criteria set forth in COSO’s Internal Control—Integrated Framework.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of our internal control over financial reporting. That report appears below.

Changes in Internal Control over Financial Reporting

In connection with our implementation of the provisions of Section 404 of Sarbanes-Oxley of 2002, we have made various improvements to our system of internal control. We continue to review, revise and improve the effectiveness of our internal controls. To improve the effectiveness of the Company’s internal controls and address the Material Weaknesses, we have hired a corporate controller in the fourth quarter of fiscal 2005 and an internal audit manager in the first quarter of fiscal 2006. In addition, we have implemented an expanded policy related to revenue recognition. Other than as described above, there has been no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected or is likely to materially affect our internal control over financial reporting.

Inherent Limitation on the Effectiveness of Internal Controls

The effectiveness of any system of internal control over financial reporting, including Stratex’s, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct, including fraud, completely. Accordingly, any system of internal control over financial reporting, including Stratex’s, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm on Management’s Assessment Of Internal Control Over Financial Reporting.

To the Board of Directors and Stockholders of Stratex Networks, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Stratex Networks, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of March 31, 2005, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

The Company’s controls over revenue recognition did not operate effectively as of March 31, 2005 and constitutes a material weakness in the design of internal control over financial reporting. Specifically, the Company did not correctly interpret the accounting guidance related to a nonroutine complex revenue transaction. The material weakness did not result in a material misstatement to revenue. Due to the potential that a material misstatement could occur related to the interpretation of the accounting guidance and the absence of mitigating controls, there is a more than remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected.

The Company’s controls over the review of foreign operations financial statements and the period-end financial closing and reporting process are inadequate and constitute a material weakness in the design of internal control over financial reporting. Specifically, the Company lacks sufficient resources with the appropriate level of technical accounting expertise within the accounting function and therefore was unable to accurately perform certain of the designed controls over the March 31, 2005 financial closing and reporting process, evidenced by a significant number of adjustments which were necessary to present the financial statements for the year ended March 31, 2005 in accordance with generally accepted accounting principles. Based on the misstatements identified and the significance of the financial closing and reporting process to the preparation of reliable financial statements, there is a more than remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2005 of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2005 of the Company and our report dated June 14, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

June 14, 2005

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

The information regarding Directors and Executive Officers appearing under the headings “Executive Officers” and “Proposal 1: Election of Directors” of our definitive Proxy Statement to be filed hereafter for the annual meeting of stockholders to be held on August 9, 2005 is incorporated herein by reference. The information under the heading “Compliance with Section 16(a) of the Securities Exchange Act of 1934” of our 2005 Proxy Statement is also incorporated by reference in this section. In addition, the information included under the heading “Corporate Governance Principles and Board Matters” of our 2005 Proxy Statement, identifying the financial expert who serves on the Audit Committee of our Board of Directors is incorporated by reference in this section.

On November 11, 2003, the Company adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, controller and other persons performing similar functions. A copy of the Code of Ethics is filed with the Securities and Exchange Commission as an exhibit to the Company’s annual report on Form 10-K for the year ended March 31, 2004 the and has been posted on the Company’s website at www.stratexnet.com. To the extent required by law, any amendments to, or waivers from, any provision of the code of ethics will promptly be disclosed to the public. To the extent permitted by such legal requirements, the Company intends to make such public disclosure by posting the relevant material on our website in accordance with SEC rules.

Item 11. Executive Compensation

The section entitled “Compensation of Directors” and “Executive Compensation,” of our definitive Proxy Statement to be filed hereafter for the annual meeting of stockholders to be held on August 9, 2005 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

The section entitled “Security Ownership of Certain Beneficial Owners and Management” of our definitive Proxy Statement to be filed hereafter for the annual meeting of stockholders to be held on August 9, 2005 is incorporated herein by reference.

In response to the SEC’s Release No. 33-8048, the following information is being provided:

Securities Authorized for Issuance Under Equity Compensation Plans

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under plans (excluding securities listed in column (a))
Equity compensation plans approved by security holders	13,982,318	$5.46	7,482,375
Equity compensation plans not approved by security holders	418,097	$5.36	335,529

Total	14,400,415	$5.46	7,817,904

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

Item 13. Certain Relationships and Related Transactions

The section entitled “Certain Transactions” of our definitive Proxy Statement to be filed hereafter for the annual meeting of stockholders to be held on August 9, 2005 is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

For information required by Item 14 with respect to principal accounting fees and services, see the information set forth under the caption “Audit and Non-Audit Fees Billed to the Company by Deloitte & Touche LLP for the Fiscal Year Ended March 31, 2005” in the definitive Proxy Statement to be filed hereafter for the annual meeting of stockholders to be held on August 9, 2005 which information is incorporated by reference into this Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedule.

(a) The following documents have been filed as a part of this Annual Report on Form 10-K.

1. Index to Financial Statements

The following consolidated financial statements are contained in our 2005 Annual Report to Stockholders and are incorporated herein by reference pursuant to Item 8:

(i)	Consolidated Balance Sheets as of March 31, 2005 and 2004.

(ii)	Consolidated Statements of Operations for each of the three years in the period ended March 31, 2005.

(iii)	Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended March 31, 2005.

(iv)	Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2005.

(v)	Notes to Consolidated Financial Statements.

(vi)	Report of Independent Registered Public Accounting Firm.

2. Financial Statement Schedule

The following consolidated financial statement schedule for each of the three years in the period ended March 31, 2005 is submitted herewith:

Schedule II: Valuation and Qualifying Accounts and Reserves.

Report of Independent Registered Public Accounting Firm on Schedule.

Schedules not listed above have been omitted because they are not applicable or required, or information required to be set forth therein is included in the Consolidated Financial Statements, including the Notes thereto, incorporated herein by reference.

3. Exhibits

The exhibits listed on the Exhibit Index beginning on Page 38 hereof.

(b) See Item 15(a) 3 above.

(c) See Item 15(a) 2 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 14, 2005

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

Signatures	Signing Capacity	Date
/S/ CHARLES D. KISSNER Charles D. Kissner	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	June 14, 2005

/S/ CARL A. THOMSEN Carl A. Thomsen	Senior Vice President, Chief Financial Officer & Secretary (Principal Financial and Accounting Officer)	June 14, 2005

/S/ RICHARD C. ALBERDING Richard C. Alberding	Director	June 14, 2005

/S/ EDWARD F. THOMPSON Edward F. Thompson	Director	June 14, 2005

/S/ JOHN W. COMBS John W. Combs	Director	June 14, 2005

/S/ JAMES D. MEINDL James D. Meindl	Director	June 14, 2005

/S/ V. FRANK MENDICINO V. Frank Mendicino	Director	June 14, 2005

/S/ WILLIAM A. HASLER William A. Hasler	Director	June 14, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Stratex Networks, Inc.

San Jose, California

We have audited the consolidated balance sheets of Stratex Networks, Inc. and subsidiaries as of March 31, 2005 and 2004 and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period March 31, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005, and the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005, and have issued our reports thereon dated June 14, 2005; such financial statements and reports are included in your 2005 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of the Company listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

June 14, 2005

Schedule II

Stratex Networks, Inc.

Valuation and Qualifying Accounts and Reserves

Allowance for Doubtful Accounts

(In thousands)

Description of Year	Balance at beginning of year	Charged to Costs and Expenses	Deductions/ Write-off	Balance at End of Year
Year Ended March 31, 2005	$2,373	$1,067	$(671)	$2,769
Year Ended March 31, 2004	$6,395	$33	$(4,055)	$2,373
Year Ended March 31, 2003	$9,315	$213	$(3,133)	$6,395

EXHIBIT INDEX

Exhibit Number	Description
2.1	Certificate of Ownership and Merger merging DMC Stratex Networks, Inc. into Digital Microwave Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2000).

3.1	Second Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on May 07, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Annual report on Form 10-K filed on May 27, 2004).

3.2	Amended and Restated Bylaws, dated as of October 17, 2001 (incorporated by reference to Exhibit 3.2 to the company’s Quarterly Report on Form 10-Q filed on November 13, 2001).

3.3	Amended and Restated Bylaws, amended as of November 11, 2003 (incorporated by reference to Exhibit 3.3 to the Company’s Annual report on Form 10-K filed on May 27, 2004).

4.1	Form of Indenture (incorporated by reference to Exhibit 4.3 to the company’s registration statement filed on Form S-3 on November 28, 2000).

4.2	Form of Debt Warrant Agreement, including form of Debt Warrant Certificate (incorporated by reference to Exhibit 4.4 to the company’s Registration Statement filed on Form S-3 on November 28, 2000).

4.3	Form of Common Stock Warrant Agreement, including form of Common Stock Warrant Certificate (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement filed on Form S-3 on November 28, 2000).

4.4	Form of Senior Debenture (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement filed on Form S-3 on November 28, 2000).

4.5	Loan and Security Agreement between Stratex Networks, Inc. and Silicon Valley Bank dated January 21, 2003. (incorporated by reference to exhibit number 4.5 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003).

4.6	Amended and Restated Loan and Security Agreement between Stratex Networks, Inc. and Silicon Valley Bank, dated January 21, 2004 (incorporated by reference to exhibit 10.1 filed on Form 8-K on January 22, 2004).

4.7	Amended and Restated Loan and Security agreement between Stratex Networks, Inc. and Silicon Valley Bank, dated May 04, 2005.

10.1	Stratex Networks, Inc. 1984 Stock Option Plan, as amended and restated on June 11, 1991 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1991).

10.2	Form of Installment Incentive Stock Option Agreement (incorporated by reference to Exhibit 28.2 to the Company’s Registration Statement on Form S-8 (File No. 33-43155)).

10.3	Form of Installment Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 28.3 to the Company’s Registration Statement on Form S-8 (File No. 33-43155)).

10.4	Form of Indemnification Agreement between the Company and its directors and certain officers (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 33-13431)).

10.5	Stratex Networks, Inc. 1994 Stock Incentive Plan, as amended and restated on May 1, 1996 (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on August 4, 1998).

10.6	Stratex Networks, Inc. 1994 Stock Incentive Plan, as amended and restated on May 1, 1996 (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on August 4, 1998).

10.7	Stratex Networks, Inc. 1998 Non-Officer Employee Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-48535)).

Exhibit Number	Description
10.8	Restated Employment Agreement, dated as of May 14, 2002, by and between Stratex Networks, Inc. and Charles D. Kissner (incorporated by reference to exhibit number 10.7 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003).

10.9	Stratex Networks, Inc. 1999 Non-Officer Employee Restricted Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the company’s Registration Statement on Form S-8 (File No. 333-76233)).

10.10	Stratex Networks, Inc. 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-80281)).

10.11**	Employment Agreement dated as of May 14, 2002, by and between the Company and Carl A. Thomsen. (incorporated by reference to exhibit number 10.10 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003).

10.12**	Form of Employment Agreement dated as of May 14, 2002, by and between the Company and John C. Brandt, Carol A. Goudey, Paul Kennard, Shaun McFall, Ryan Panos, Robert Schlaefli, Timothy Hansen and John P. O’Neil (incorporated by reference to exhibit number 10.11 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003).

10.13	Lease, dated February 16, 2000, by and between Corporate Technology Centre Associates II LLC and Stratex Networks, Inc., relating to 130 Rose Orchard Way, San Jose, California (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000).

10.14	Lease, dated February 16, 2000, by and between Corporate Technology Centre Associates II LLC and Stratex Networks, Inc., relating to 170 Rose Orchard Way, San Jose, California (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000).

10.15	Lease, dated February 16, 2000, by and between Corporate Technology Centre Associates II LLC and Stratex Networks, Inc., relating to 180 Rose Orchard Way, San Jose, California (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000).

10.16	DMC Stratex Networks, Inc. 2002 Stock Incentive Plan (incorporated by reference to exhibit number 10.15 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003).

10.17	Placement Agency Agreement between Stratex Networks, Inc., and CIBC World Markets Corp., dated September 20, 2004. (incorporated by reference to exhibit number 10.1 filed on Form 8-K on September 24, 2004).

13.1	Portions of the 2005 Annual Report to Stockholders incorporated herein by reference.

14.1	Code of Ethics adopted by the Company on November 11, 2003. (incorporated by reference to exhibit number 14.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004)

21.1	List of subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm (in this Annual Report on Form 10-K).

24.1	Power of Attorney (See page 34 in this Annual Report on Form 10-K).

31.1	Certification of Charles D. Kissner, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Carl A. Thomsen, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Charles D. Kissner, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Carl A. Thomsen, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Management contract, compensatory plan or arrangement in which one or more of our directors or executive officer(s) participates.