Form 10-Q
period 2005-06-30
STRATEX NETWORKS INC
filed 2005-08-09
CIK 812703

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of outstanding shares of the Registrant’s common stock, par value $.01 per share, was 94,993,700 on July 29, 2005.

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

STRATEX NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2005	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$33,849	$32,860
Short-term investments	11,614	15,831
Accounts receivable, net of allowance of $3,084 on June 30, 2005 and $ 2,769 on March 31, 2005	36,237	35,084
Inventories	30,990	36,780
Other current assets	11,647	10,572

Total current assets	124,337	131,127

Property and equipment, net	26,765	28,228
Other assets	954	1,276

Total assets	$152,056	$160,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,951	$34,472
Short-term debt	6,250	6,250
Accrued liabilities	30,061	27,701

Total current liabilities	65,262	68,423

Long – term debt (Note 2)	11,979	13,542
Long – term liabilities	17,706	18,643

Total liabilities	94,947	100,608

Commitments and contingencies (Note 4)	—	—

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value; 150,000 shares authorized; 94,998 and 94,918 issued and outstanding at June 30, 2005 and March 31, 2005, respectively	951	948

Additional paid-in-capital	485,715	485,382
Accumulated deficit	(417,891)	(413,725)
Accumulated other comprehensive loss	(11,666)	(12,582)

Total stockholders’ equity	57,109	60,023

Total liabilities and stockholders’ equity	$152,056	$160,631

See accompanying Notes to Condensed Consolidated Financial Statements.

STRATEX NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2005	2004
Net sales	$54,872	$46,041
Cost of sales	42,271	39,115

Gross profit	12,601	6,926

Operating expenses:
Selling, general and administrative	11,994	9,630
Research and development	3,701	4,364
Amortization of intangible assets	—	395

Total operating expenses	15,695	14,389

Operating loss	(3,094)	(7,463)

Other income (expense):
Interest income	220	150
Interest expense	(501)	(218)
Other expenses, net	(514)	(302)

Total Other income (expense)	(795)	(370)

Loss before provision for income taxes	(3,889)	(7,833)

Provision for income taxes	277	151

Net loss	$(4,166)	$(7,984)

Basic and diluted loss per share	$(0.04)	$(0.09)

Basic and diluted weighted average shares outstanding	94,942	84,127

See accompanying Notes to Condensed Consolidated Financial Statements.

STRATEX NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(4,166)	$(7,984)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,682	2,392
Changes in assets and liabilities
Accounts receivable	(1,186)	367
Inventories	6,198	2,214
Other assets	(592)	(762)
Accounts payable	(5,539)	(2,632)
Accrued liabilities	2,744	257
Long-term liabilities	(938)	(1,147)

Net cash used for operating activities	(1,797)	(7,295)

Cash flows from investing activities:
Purchase of short-term investments	(16,716)	(31,481)
Proceeds from sale/maturity of short-term investments	20,953	22,075
Purchase of property and equipment	(529)	(3,733)

Net cash provided by (used for) investing activities	3,708	(13,139)

Cash flows from financing activities:
Proceeds from sales of common stock	338	325
Borrowings from banks	—	25,000
Repayment of borrowing from bank	(1,562)	(521)

Net cash provided by (used for) financing activities	(1,224)	24,804

Effect of exchange rate changes on cash	302	133

Net increase in cash and cash equivalents	989	4,503

Cash and cash equivalents at beginning of period	32,860	21,626

Cash and cash equivalents at end of period	$33,849	$26,129

SUPPLEMENTAL DATA
Interest paid	$314	$140
Income taxes paid	$31	$8

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

While the financial information furnished is unaudited, the financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in connection with the Company’s financial statements included in its annual report and Form 10-K for the fiscal year ended March 31, 2005, filed with the Securities and Exchange Commission on June 14, 2005.

CASH AND CASH EQUIVALENTS

The Company generally considers all highly liquid debt instruments purchased with a remaining maturity of three months or less at the time of purchase to be cash equivalents. Auction rate preferred securities are classified as short-term investments. Cash and cash equivalents consisted of cash, money market funds, and short-term securities as of June 30, 2005 and March 31, 2005.

SHORT- TERM INVESTMENTS

The Company invests its excess cash in high-quality marketable instruments to ensure that cash is readily available for use in its current operations. Accordingly, all of the marketable securities are classified as “available-for-sale” in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115. All investments are reported at fair market value with the related unrealized holding gains and losses reported as a component of accumulated other comprehensive loss. Unrealized holding losses on the portfolio as of June 30, 2005 were insignificant. At June 30, 2005, the available-for-sale securities had contractual maturities ranging from 1 month to 15 months, with a weighted average maturity of 2 months.

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of (in thousands):

	June 30, 2005	March 31, 2005
Raw materials	$7,992	$11,065
Work in process	1,413	488
Finished goods	21,585	25,227

	$30,990	$36,780

OTHER CURRENT ASSETS

Other current assets included the following (in thousands):

	June 30, 2005	March 31, 2005
Receivables from suppliers	$1,133	$2,566
Non-trade receivables	2,795	851
Prepaid expenses	6,017	5,615
Prepaid insurance	301	340
Tax refund	1,097	890
Other	304	310

	$11,647	$10,572

OTHER ASSETS

Included in other assets as of June 30, 2005 are long-term deposits of $0.4 million for premises leased by the Company and $0.6 million for long-term accounts receivable. The long-term accounts receivable is due to the extended terms of credit granted by the Company to some of its customers.

As of March 31, 2005, other assets included deposits of $0.4 million for premises leased by the Company and $0.9 million for long-term accounts receivable.

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ACCRUED LIABILITIES

Accrued	liabilities included the following (in thousands):

	June 30, 2005	March 31, 2005
Customer deposits	$1,663	$1,822
Accrued payroll and benefits	2,290	2,250
Accrued commissions	3,671	2,117
Accrued warranty	5,209	5,340
Accrued restructuring	4,372	4,902
Accrual for customer discounts	4,592	3,688
Other	8,264	7,582

	$30,061	$27,701

The accrual for customer discount of $4.6 and $3.7 million as of June 30, 2005 and March 31, 2005, respectively was for discount on certain volume levels reached by a customer.

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

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company hedges forecasted non-U.S. dollar sales and non-U.S. dollar purchases. In accordance with SFAS 133, designates and documents the forward contracts as “cash flow hedges” which are evaluated for effectiveness, excluding time value, at least quarterly. The Company records effective changes in the fair value of these cash flow hedges in accumulated other comprehensive income (“OCI”) until the revenue is recognized or the related purchases are recognized in cost of sales, at which time the changes are reclassified to revenue and cost of sales, respectively. All amounts accumulated in OCI at the end of the quarter will be reclassified to earnings within the next 12 months.

The following table summarizes the activity in OCI, with regard to the changes in fair value of derivative instruments, for the first quarter of fiscal 2006 (in thousands):

	Three Months Ended June 30, 2005 Gains/ (Losses)	Three Months Ended June 30, 2004 Gains/ (Losses)

Beginning balance on April 1, 2005	$90	23
Net changes	(214)	(93)
Reclassifications to revenue	500	119
Reclassifications to cost of sales	2	(46)

Ending balance on June 30, 2005	$378	3

An insignificant amount of loss was recognized in other income and expense in the first quarter of fiscal 2006 and fiscal 2005 related to the exclusion of time value from effectiveness testing. There was no gain/loss arising from ineffectiveness resulting from forecasted transactions that did not occur.

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

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended
	June 30, 2005	June 30, 2004
Number of significant customers	1	2
Percentage of net sales	14%	19%, 18%

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

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

	Three Months Ended June 30,
	2005	2004
	(in thousands, except per share amounts)
Net loss – as reported	$(4,166)	$(7,984)
Less: Stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(1,114)	(3,499)

Net loss – pro forma	$(5,280)	$(11,483)

Basic and diluted loss per share – as reported	$(0.04)	$(0.09)
Basic and diluted loss per share – pro forma	$(0.06)	$(0.14)

For purposes of pro forma disclosure under SFAS No. 123, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting period, using the multiple option method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Employee Stock Option Plan		Employee Stock Purchase Plans
	Three Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected stock volatility	96.9%	96.5%	74.7%	96.5%
Risk-free interest rate	3.9%	3.7%	2.9%	1.1%
Expected life of options from vest date	1.6 years	1.5 years	0.2 years	0.2 years
Forfeiture rate	Actual	Actual	—	—

The weighted average fair value of stock options granted during the period was $1.00 and $2.18 for the quarters ended June 30, 2005 and June 30, 2004, respectively.

COMPREHENSIVE INCOME

The following table reconciles net loss to comprehensive loss (in thousands):

	Three Months Ended June 30,
	2005	2004
Net loss	$(4,166)	$(7,984)
Other comprehensive income (loss):
Unrealized currency translation gain/(loss)	895	(563)
Unrealized holding gain (loss) on investments	21	(81)

Comprehensive loss	$(3,250)	$(8,628)

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements,” (“EITF No. 05-6”) which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF No. 05-6 is effective for periods beginning after June 29, 2005. The Company does not expect the provisions of this consensus to have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” (“SFAS No. 154”). SFAS No.154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements of the accounting for and reporting of a change in accounting principle. SFAS No. 154 also provides guidance on the accounting for and reporting of error corrections. The provisions of this statement are applicable for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The Company is currently evaluating the impact this statement will have on the financial position, results of operation or cash flows.

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. Interpretation No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The Company is currently evaluating the provision and does not expect the adoption of this standard to have a material impact on its results of operations or financial condition.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which provides guidance on the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (see discussion below). In particular, SAB No. 107 provides key guidance related to valuation methods (including assumptions such as expected volatility and expected term), the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), the modification of employee share options prior to the adoption of SFAS No. 123(R), the classification of compensation expense, capitalization of compensation cost related to share-based payment arrangements, first-time adoption of SFAS No. 123(R) in an interim period, and disclosures in Management’s Discussion and Analysis subsequent to the adoption of SFAS No. 123(R). SAB No. 107 became effective on March 29, 2005. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123(R).

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123(R)). This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the fair value of stock options. SFAS 123(R) was to be effective for quarterly periods beginning after June 15, 2005, which is the Company’s first quarter of fiscal 2006. In April 2005, the SEC delayed the required compliance date for certain public companies to fiscal years beginning after June 15, 2005. Accordingly, the Company will be required to comply with FAS 123(R) in fiscal 2007. While the Company currently provides the pro forma disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosure,” on a quarterly basis (see “Note 1-Stock-Based Compensation”), it is currently evaluating the impact this statement will have on its consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2. LONG TERM DEBT

On May 27, 2004 the Company borrowed $25 million on a long-term basis against its $35 million credit facility with a commercial bank. This $25 million loan is payable in equal monthly installments of principal plus interest over a period of four years. This loan bears interest at a fixed interest rate of 6.38% per annum. In May 2005, the Company entered into an amendment to the existing Credit Facility Agreement it had with the bank which expanded the amount of credit available under the facility and extended it to April 2007. Under the original agreement the amount of the revolving credit portion of the facility was restricted to $10 million. Under the amended terms, the amount of revolving credit available was expanded to a total of $35 million less the outstanding balance of the term debt portion. The term debt portion of our credit facility was $18.2 million as of June 30, 2005. As the -term debt portion is repaid, additional credit will be available under the revolving credit portion of the facility. Short-term borrowings under the available $13.8 million of available credit under the revolving credit portion of the credit facility will be at the bank’s prime rate, which was 6.25% per annum at June 30, 2005, or LIBOR plus 2%. This facility is secured by the Company’s assets. As part of the loan agreement, there is a tangible net worth covenant and a liquidity ratio covenant.

At June 30, 2005, future long-term debt payment obligations were as follows:

Years ending March 31,
(in thousands)
2006	$4,688
2007	6,250
2008	6,250
2009	1,041
Total	$18,229

As of June 30, 2005, the Company had $3.0 million in standby letters of credit outstanding with several financial institutions to support bid and performance bonds issued to various customers. These letters of credit generally expire in fiscal 2006.

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3. RESTRICTED STOCK PLAN

On June 15, 2005, the Company granted 892,250 of shares of Common Stock to its employees under its 2002 Stock incentive plan. Per the plan the shares vest a minimum of one third annually for the next three fiscal years. In addition, the vesting schedule is subject to certain acceleration and adjustments if any or all of the performance goals defined in the Restricted Stock Award Agreement (“the agreement”) are achieved. In the first quarter of fiscal 2006, 133,838 shares vested upon achievement of certain performance goals defined in the agreement. The Company recorded compensation expense of $227,524 in the first quarter of fiscal 2006 for the 133,838 shares vested at the price of $1.70 per share, which was the market price of the share on the date of the grant. These shares are not considered outstanding as of June 30, 2005 as the issuance of stock certificates for these shares was still pending as of June 30, 2005.

NOTE 4. COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, these proceedings should not have a material adverse effect on the business, financial position, and results of operations of the Company.

Warranty

At the time revenue is recognized, the Company establishes an accrual for estimated warranty expenses associated with its sales, recorded as a component of cost of sales. The Company’s standard warranty is generally for a period of 27 months from the date of sale if the customer uses the Company’s or their approved installers to install the products, otherwise it is 15 months from the date of sale. Under certain circumstances warranty is extended beyond the standard warranty terms of 27 months. The Company’s warranty accrual represents the best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Warranty accrual is made based on forecasted returns and average cost of repair. Forecasted returns are based on trend of historical returns. While the Company believes that its warranty accrual is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what will actually transpire in the future.

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The changes in the warranty reserve balances during the periods indicated are as follows:

	Three Months Ended June 30,
	2005	2004
Balance at the beginning of the quarter	$5,340	$4,277
Additions related to current period sales	1,410	1,700
Warranty costs incurred in the current period	(1,330)	(1,315)
Adjustments to accruals related to prior period sales	(211)	—

Balance at the end of the quarter	$5,209	$4,662

NOTE 5. RESTRUCTURING CHARGES

The Company did not record any restructuring charges in the first quarter of fiscal 2006 and the first quarter of fiscal 2005.

In fiscal 2005, the Company recorded $7.4 million of restructuring charges. In order to reduce expenses and increase operational efficiency, the Company implemented a restructuring plan in the third quarter of fiscal 2005 which included the decision to shut down operations in Cape Town, South Africa, outsource the manufacturing at the New Zealand and Cape Town, South Africa locations and spin off the sales and service offices in Argentina, Colombia and Brazil to independent distributors. As part of the restructuring plan, the Company reduced the workforce by 155 employees and recorded restructuring charges for employee severance and benefits of $3.8 million in fiscal 2005. The Company also recorded $2.3 million for building lease obligations, $0.8 million for fixed asset write-offs and $0.5 million for legal and other costs.

During fiscal 2003 and fiscal 2002, the Company announced several restructuring programs. These restructuring programs included the consolidation of excess facilities. Due to these actions, the Company recorded restructuring charges of $19.0 million in fiscal 2003 and $8.6 million in fiscal 2002 for vacated building lease obligations. In fiscal 2004, the Company recorded an additional $4.6 million of restructuring charges for building lease obligations, which were vacated in fiscal 2002 and fiscal 2003.

The vacated building lease obligations recorded as restructuring charges in fiscal 2002, fiscal 2003, fiscal 2004 and fiscal 2005 included payments required under lease contracts, less estimated sublease income after the property has been vacated. To determine the lease loss, certain assumptions were made related to (1) the time period over which the building will remain vacant, (2) sublease terms, (3) sublease rates and (4) an estimate of brokerage fees. The $2.3 million and $4.6 million of charges for vacated building lease obligation recorded in fiscal 2005 and fiscal 2004, respectively, were primarily due to a decrease in estimated future sublease income.

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the activities of the restructuring accrual during the first quarter of fiscal 2006 and during the fiscal year ended March 31, 2005 (in millions):

	Severance and Benefits	Facilities and Other	Total
Balance as of March 31, 2004	$1.1	$21.7	$22.8
Provision if fiscal 2005	3.8	3.6	7.4
Cash payments	(3.8)	(4.0)	(7.8)
Non- cash expenses	—	(0.6)	(0.6)
Reclassification of related rent accruals	—	1.2	1.2

Balance as of March 31, 2005	$1.1	$21.9	$23.0
Provision	—	—	—
Cash payments	(0.6)	(0.9)	(1.5)
Reclassification	0.3	(0.3)	—

Balance as of June 30, 2005	$0.8	$20.7	$21.5

Current portion	$0.8	$3.6	$4.4
Long-term portion	$—	$17.1	$17.1

Of the remaining accrual balance of $21.5 million as of June 30, 2005, $21.3 million is expected to be paid out in cash. The Company expects $4.2 million of the remaining accrual balance ($0.8 million of severance and benefits, $0.3 million of legal and other costs and $3.1 million of vacated building lease obligations) to be paid out in the next twelve months and vacated building lease obligations of $17.1 million to be paid out during fiscal 2007 through fiscal 2012.

NOTE 6. OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about products, geographic information, and major customers. Operating segment information for the first quarter of fiscal 2006 and 2005 is presented in accordance with SFAS 131.

The Company is organized into two operating segments: Products and Services. The Chief Executive Officer (“CEO”) has been identified as the Chief Operating Decision-Maker as defined by SFAS 131. Resources are allocated to each of these groups using information on their revenues and operating profits before interest and taxes.

The Products operating segment includes the Eclipse™, XP4™, Altium®, DXR® and Velox™ digital microwave systems for digital transmission markets. The Company began commercial shipments of a new wireless platform consisting of an Intelligent Node Unit and a radio element, which combined are called Eclipse™ (“Eclipse”), in January 2004. The Company designs and develops the above products in Wellington, New Zealand and San Jose, California. Prior to June 30, 2002, the Company manufactured the XP4 and Altium family of digital microwave radio products in San Jose, California. In June 2002, the Company entered into an agreement with

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Microelectronics Technology Inc. (MTI), a Taiwanese company, for outsourcing of the Company’s XP4 and Altium products manufacturing operations. In the third quarter of fiscal 2005, the Company outsourced its DXR manufacturing operations in New Zealand to GPC in Australia and Velox manufacturing operations in Cape Town, South Africa to Benchmark Electronics in Thailand.

On March 1, 2005, the Company entered into an exclusive licensing agreement with 2MG, Inc (also known as Radiolan) for its Bridgelink Orthogonal frequency-division multiplexing (“OFDM”) intellectual property. The product Bridgelink OFDM was introduced by the Company in May 2005.

Operating segments generally do not sell products to each other, and accordingly, there are no significant inter-segment revenues to be reported. The Company does not allocate interest and taxes to operating segments. The accounting policies for each reporting segment are the same.

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth net revenues and operating income (loss) by operating segments (in thousands):

	Three Months Ended June 30,
	2005	2004
Products:
Net revenues	$48,362	$38,493
Operating loss	(4,000)	(8,372)

Services:
Net revenues	6,510	7,548
Operating income	906	909

Total:
Net revenues	$54,872	$46,041
Operating loss	(3,094)	(7,463)

The following table sets forth net revenues from unaffiliated customers by product (in thousands):

	Three Months Ended June 30,
	2005	2004
XP4	$9,512	$20,984
DXR	6,590	4,504
Eclipse	24,750	4,680
Altium	6,341	6,357
Other products	1,169	1,968

Total products	48,362	38,493
Total services & repairs	6,510	7,548

Total revenue	$54,872	$46,041

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth net revenues from unaffiliated customers by geographic region (in thousands):

	Three Months Ended June 30,
	2005	2004
Russia	$7,869	$6,430
Other Europe	14,226	6,142
Middle East	3,421	5,865
United States	2,374	2,990
Other Americas	6,733	6,586
Asia/Pacific	9,049	5,126
Thailand	7,671	784
Nigeria	849	7,305
Other Africa	2,680	4,813

Total revenue	$54,872	$46,041

Long-lived assets by country consisting of net property and equipment was as follows (in thousands):

	June 30, 2005	March 31, 2005
United Kingdom	$15,320	$15,778
United States	4,207	4,774
Other foreign countries	7,238	7,676

Total property and equipment, net	$26,765	$28,228

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussions in this Quarterly Report on Form 10-Q should be read in conjunction with our accompanying Financial Statements and the related notes thereto. This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions also identify forward looking statements. The forward looking statements in this Quarterly Report on Form 10-Q are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements and include, without limitation, statements regarding:

•	Our belief that the increase in net sales was primarily due to increased sales of our new product, Eclipse, which began shipping in the fourth quarter of fiscal 2004 and due to the $4.4 million of deferred revenue recognized in the quarter due to payments received. Eclipse sales were $24.8 million in the first quarter of fiscal 2006 as compared to $4.7 million in the first quarter of fiscal 2005;

•	Our belief that improved market condition was also one of the factors contributing to the increase of net sales in first quarter of fiscal 2006 as compared to first quarter of fiscal 2005;

•	Our expectation that gross margins to increase in the remaining quarters of fiscal 2006 due to increase in sales of our new product Eclipse which has higher margins as compared to our other products;

•	Our expectation that cash requirements for product operation segment will continue to be primarily for working capital requirements, restructuring payments and research and development activities, although we expect the cash usage to decline in the second half of fiscal 2006 as the net losses decline;

•	Our expectation that the cash requirements for our service operating segment will continue to be primarily for labor costs and spare parts;

•	Our expectation that research and development expenses will remain fairly constant in the remainder of fiscal 2006 as we continue to invest in the Eclipse product line;

•	Our expectation that selling, general and administrative expenses will decrease in the remainder of fiscal 2006 due to cost reduction efforts initiated in fiscal 2005 and high third party agent commissions in the first quarter of fiscal 2006 which are forecasted to reduce in the remaining quarters of fiscal 2006;

•	Our plan to pay out in cash the $4.2 million of the remaining accrual balance ($0.8 million of severance and benefits, $0.3 million of legal and other costs and $3.1 million of vacated building lease obligations) in the next twelve months and vacated building lease obligations of $17.1 million during fiscal 2007 through fiscal 2012;

•	Our plan to minimize our overall customer financing exposures by discounting receivables when possible, facilitating third party financing and arranging letters of credit;

•	Our belief that we have the financial resources needed to meet our business requirements for at least the next 12 months;

•	Our belief that our available cash and cash equivalents at June 30, 2005 combined with anticipated receipts of outstanding accounts receivable, the liquidation of other current

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

assets and our $13.8 million available credit on our revolving credit facility should be sufficient to meet our anticipated needs for working capital and capital expenditures for the next twelve months;

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

All forward looking statements included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward looking statement or statements. The reader should also consult the cautionary statements and risk factors listed in this Quarterly Report and those listed from time to time in our Reports on Forms 10-Q, 8-K, and our most recent Annual Report on Form 10-K for the year ended March 31, 2005, including those contained in the section, “Factors That May Affect Future Financial Results,” beginning on page 35 in this Quarterly Report, in evaluating these forward-looking statements.

Business Overview

We design, manufacture, market and sell advanced wireless solutions for worldwide mobile and fixed telephone network interconnection and access. Since our founding in 1984, we have introduced a number of innovative products in the telecommunications market and have delivered wireless transmission systems for the transport of data, voice and video communication, including comprehensive service and support. We market our products primarily to mobile wireless carriers around the world. Our solutions also address the requirements of fixed wireless carriers, enterprises and government institutions that operate broadband wireless networks. We provide our customers with a broad product line, which contains products that operate using a variety of transmission frequencies, ranging from 0.3 GigaHertz (GHz) to 38 GHz, and a variety of transmission capacities, typically ranging from 64 Kilobits to 2OC-3 or 311 Megabits per second (Mbps). Our broad product line allows us to market and sell our products to service providers worldwide with varying interconnection and access requirements. We also sell our products to base station suppliers, who provide and install integrated systems to

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

service providers, and to distributors, including value-added resellers (VARs) and agents. We have equipment installed in over 150 countries, and a significant percentage of our revenue is derived from sales outside the United States. Our revenues from sales of equipment and services outside the United States were 96% in the first quarter of fiscal 2006, 94% in fiscal 2005 and 96% in fiscal 2004.

In the first quarter of fiscal 2006, our recently introduced, low capacity version of our product Eclipse E100 showed a good response from the customers. We received $26.9 million of Eclipse orders in the first quarter of fiscal 2006.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies, see our Annual Report on Form 10-K for the year ended March 31, 2005. There have been no changes to our critical accounting policies in the quarter ended June 30, 2005.

Results of Operations

Revenues

Net sales for the first quarter of fiscal 2006 increased to $54.9 million, compared to $46.0 million reported in the first quarter of fiscal 2005. We believe that this increase was primarily due to increased sales of our new product, Eclipse, which began shipping in the fourth quarter of fiscal 2004 plus the recognizing of $4.4 million of revenue primarily related to legacy products that had previously been deferred due to the extended payment terms. The outstanding balance for equipment purchases under this contract was paid in the June quarter and thus the revenue was recorded. Eclipse sales were $24.8 million in the first quarter of fiscal 2006 as compared to $4.7 million in the first quarter of fiscal 2005. We believe that improved market conditions were also one of the factors contributing to the increase of net sales in first quarter of fiscal 2006 as compared to first quarter of fiscal 2005. Capital spending in the telecommunications market showed an improvement over the past 12 months.

Revenue by geographic regions. The following table sets forth information on our sales to geographic regions for the periods indicated (in thousands):

	Three Months Ended June 30,
	2005	% of Total	2004	% of Total
Russia	$7,869	14%	$6,430	14%
Other Europe	14,226	26	6,142	13
Middle East	3,421	6	5,865	13
Americas	9,107	17	9,576	21
Asia/Pacific	9,049	16	5,126	11
Thailand	7,671	14	784	2
Nigeria	849	2	7,305	16
Other Africa	2,680	5	4,813	10

Total Revenues	54,872	100%	$46,041	100%

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 increased significantly in Other Europe region. The increase in sales in the Europe region was primarily due to increased sale to a customer in Poland. Revenue to Thailand also increased significantly to $7.7 million in the first quarter of fiscal 2006 as compared to $0.8 million in the first quarter of fiscal 2005. The increase in revenue in Thailand is the result of recognizing revenue of $4.4 million on one major sale of legacy equipment that had previously been deferred. Revenue in the Americas region remained relatively flat. Net sales to Nigeria decreased to $0.8 million in the first quarter of fiscal 2006 as compared to $7.3 million in the first quarter of fiscal 2005 primarily due to decreased sales to one customer in that region. Net sales to Asia/Pacific increased to $9.0 million in the first quarter of fiscal 2006 as compared to $5.1 million in the first quarter of fiscal 2005 primarily due to increase in sales to India and Bangladesh.

Orders and backlog. During the first quarter of fiscal 2006, we received $47.1 million in new orders shippable over the next 12 months, compared to $45.5 million in the first quarter of fiscal 2005. The backlog at June 30, 2005 was $56.2 million, compared to $58.0 million at June 30, 2004 and $69.7 million at March 31, 2005. We review our backlog on an ongoing basis and make adjustments to it as required. Orders in our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period.

The following table summarizes the number of our customers, each of whom accounted for more than 10% of our backlog as at the end of the period indicated, along with the percentage of backlog they individually represent.

	Three Months Ended
	June 30, 2005	June 30, 2004
Number of customers	3	2
Percentage of backlog	19%, 13%, 10%	20%, 11%

Product operating segment. The revenue and operating income for the product operating segment for the periods indicated were as follows (in thousands):

	Three Months Ended June 30,
	2005	% of Total	2004	% of Total
XP4	$9,512	20%	$20,984	55%
DXR	6,590	14%	4,504	12%
Eclipse	24,750	51%	4,680	12%
Altium	6,341	13%	6,357	16%
Other Products	1,169	2%	1,968	5%

Total Revenue	$48,362	100%	$38,493	100%
Operating Loss	$(4,000)	(8%)	$(8,372)	(22%)

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net product revenues increased from $38.5 million in first quarter of fiscal 2005 to $48.4 million in fiscal 2006. This increase is due primarily to our new Eclipse product, which began shipping in the fourth quarter of fiscal 2004, which increased from $4.7 million in the first quarter of fiscal 2005 to $24.8 million in the first quarter of fiscal 2006. Our older XP4 product line sales decreased significantly to $9.5 million in the first quarter of fiscal 2006 as compared to $21.0 million in the first quarter of fiscal 2005 as demand for this product was replaced by our newer product Eclipse.

Operating loss of the product operating segment in the first quarter of fiscal 2006, as a percentage of total revenue, decreased to 8% as compared to 22% in the first quarter of fiscal 2005. This was primarily because of higher margins on the sales of our Eclipse product as compared to our older legacy product lines.

The cash used for the product operating segment was primarily due to operating losses incurred by that segment. The cash needs of this segment were also to fund research and development activities, capital expenses and restructuring payments. We expect cash requirements for this segment to continue to be primarily for working capital requirements, restructuring payments and research and development activities, although we expect the cash usage to decline in the second half of fiscal 2006 as the net losses decline.

Service Operating Segment. The revenue and operating income for the services operating segment for the three months ended June 30 were as follows: (in thousands)

	Three Months Ended June 30,
	2005	% of Revenue	2004	% of Revenue
Field Service revenue	$3,322		$4,595

Operating loss	(230)	(7%)	(39)	(1%)

Repair revenue	3,188		2,953

Operating income	1,136	36%	948	32%

Total Services Revenue	$6,510		$7,548
Total Operating income	$906	14%	$909	12%

Services revenue includes, but is not limited to, installation, network design, path surveys, integration, and other revenues derived from the services we provide to our customers. In the first quarter of fiscal 2006, field service revenue decreased to $3.3 million as compared to $4.6 million in the first quarter of fiscal 2005, primarily because of lower sales to one customer as a result of completion of the installation project. The operating loss for field service revenue, as a percentage of field service revenue, was 7% in the first quarter of fiscal 2006 as compared to operating loss of 1% in the first quarter of fiscal 2005. This increase was primarily due to the impact of fixed local costs on lower revenue

Repair revenue increased slightly in the first quarter of fiscal 2006 to $3.2 million from $3.0 million in the first quarter of fiscal 2005. Repair operating income, as a percentage of repair revenue, in the first quarter of fiscal 2006 increased to 36% as compared to 32% in the first quarter of fiscal 2005. This was primarily due to higher revenues resulting in higher absorption of fixed costs.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The cash requirements in the service operating segment were primarily to purchase spare parts to provide repair services to our customers and for payment of labor expenses. We also pay cash to several third party vendors for helping us in the installation of our products. We expect the cash requirements for this segment to continue to be primarily for labor costs and spare parts.

Gross Profit

	Three Months Ended June 30,
	2005	% of Net Sales	2004	% of Net Sales
Net sales	$54,872	100%	$46,041	100%
Cost of sales	42,271	77	39,115	85

Gross profit	$12,601	23%	$6,926	15%

Gross profit as a percentage of net sales increased to 23% in the first quarter of fiscal 2006 as compared to 15% in the first quarter of fiscal 2005. This increase in gross profit was primarily due to favorable product mix impact of approximately 6%. Higher sales of our product Eclipse contributed significantly to the increase of gross margins. Manufacturing period costs had a favorable impact of approximately 2%. Manufacturing period costs reduced in the first quarter of fiscal 2006 as compared to first quarter of fiscal 2005 due to the cost reduction initiatives taken in the third quarter of fiscal 2005 as explained in the restructuring note in the following paragraphs. We expect the gross profit percentage to increase in the remaining quarters of fiscal 2006 due to an increase in sales of our newer product Eclipse which has higher margins as compared to our legacy product lines.

Research and Development

	Three Months Ended June 30,
	2005	2004
Research and development	$3,701	$4,364
% of net sales	6.7%	9.5%

In the first quarter of fiscal 2006, research and development expenses decreased to $3.7 million from $4.4 million in the first quarter of fiscal 2005. This decrease is primarily due to the shut down of our Cape Town, South Africa operations in the third quarter of fiscal 2005 as part of a restructuring plan and the reduced engineering expenses related to our legacy products. We expect research and development expenses to remain at about the same level for the remainder of fiscal 2006 as we continue to focus on our efforts to expand our Eclipse product line features and capabilities.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling, General and Administrative

	Three Months Ended June 30,
	2005	2004
Selling, general and administrative	$11,994	$9,630
% of net sales	22.0%	20.9%

In the first quarter of fiscal 2006, selling, general and administrative expenses increased to $12.0 million from $9.6 million in the first quarter of fiscal 2005. This increase is due to higher third party agent commissions on sales of our products resulting from an increase in net sales, especially in the Asia/Pacific region. In addition, the increase was due to the increased costs and audit fees for documentation and testing related to implementation of requirements of the Sarbanes-Oxley Act 2002.

We expect selling, general and administrative expenses to decrease slightly in the balance fiscal 2006 due to the cost reduction efforts initiated in fiscal 2005.

Restructuring Charges

We did not record any restructuring charges in the first quarter of fiscal 2006 and the first quarter of fiscal 2005.

In fiscal 2005, we recorded $7.4 million of restructuring charges. In order to reduce expenses and increase operational efficiency, we implemented a restructuring plan in the third quarter of fiscal 2005 which included the decision to shut down operations in Cape Town, South Africa, outsource the manufacturing at the New Zealand and Cape Town, South Africa locations and spin off the sales and service offices in Argentina, Colombia and Brazil to independent distributors. As part of the restructuring plan, we reduced the workforce by 155 employees and recorded restructuring charges for employee severance and benefits of $3.8 million in fiscal 2005. We also recorded $2.3 million for building lease obligations, $0.8 million for fixed asset write-offs and $0.5 million for legal and other costs.

During fiscal 2003 and fiscal 2002, we announced several restructuring programs. These restructuring programs included the consolidation of excess facilities. Due to these actions, we recorded restructuring charges of $19.0 million in fiscal 2003 and $8.6 million in fiscal 2002 for vacated building lease obligations. In fiscal 2004, we recorded an additional of $4.6 million of restructuring charges for building lease obligations, which were vacated in fiscal 2002 and fiscal 2003.

The vacated building lease obligations recorded as restructuring charges in fiscal 2002, fiscal 2003, fiscal 2004 and fiscal 2005 included payments required under lease contracts, less estimated sublease income after the property has been vacated. To determine the lease loss, certain assumptions were made related to (1) the time period over which the building will remain vacant, (2) sublease terms, (3) sublease rates and (4) an estimate of brokerage fees. The $2.3 million and $4.6 million of charges for vacated building lease obligation recorded in fiscal 2005 and fiscal 2004, respectively, were primarily due to a decrease in estimated future sublease income.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the activities of the restructuring accrual during the first quarter of fiscal 2006 and during the fiscal year ended March 31, 2005 (in millions):

	Severance and Benefits	Facilities and Other	Total
Balance as of March 31, 2004	$1.1	$21.7	$22.8
Provision if fiscal 2005	3.8	3.6	7.4
Cash payments	(3.8)	(4.0)	(7.8)
Non-cash expenses	—	(0.6)	(0.6)
Reclassification of related rent accruals	—	1.2	1.2

Balance as of March 31, 2005	$1.1	$21.9	$23.0
Provision	—	—	—
Cash payments	(0.6)	(0.9)	(1.5)
Reclassification	0.3	(0.3)	—

Balance as of June 30, 2005	$0.8	$20.7	$21.5

Current portion	$0.8	$3.6	$4.4
Long-term portion	$—	$17.1	$17.1

Of the remaining accrual balance of $21.5 million as of June 30, 2005, $21.3 million is expected to be paid out in cash. We expect $4.2 million of the remaining accrual balance ($0.8 million of severance and benefits, $0.3 million of legal and other costs and $3.1 million of vacated building lease obligations) to be paid out in the next twelve months and vacated building lease obligations of $17.1 million to be paid out during fiscal 2007 through fiscal 2012.

Other Income (Expense)

	Three Months Ended June 30,
	2005	2004
Interest income	$220	$150
Interest expense	(501)	(218)
Other expenses, net	(514)	(302)
Provision for income taxes	277	151

Interest income increased slightly in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005. Though the average cash balances were lower in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005, interest rates were higher in the first quarter of fiscal 2006 as compared to first quarter of fiscal 2005, resulting in a slightly higher interest income in the first quarter of fiscal 2006.

Interest expense was $0.5 million in the first quarter of fiscal 2006 compared to $0.2 million in the first quarter of fiscal 2005. The increase was primarily due to bank borrowings of $25 million under our credit facility on May 27, 2005 and also due to an increase in letters of credit discounting fees.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other expense was $0.5 million in the first quarter of fiscal 2006 compared to $0.3 million in the first quarter of fiscal 2005. This increase was primarily because of higher exchange losses and increase in cost of hedging our foreign currency exposure risk.

In the first quarter of fiscal 2006, we recorded income tax provision of $0.3 million related to profits generated by certain foreign subsidiaries.

Liquidity and Capital Resources

Net cash used for operating activities in the first quarter of fiscal 2006 was $1.8 million, compared to net cash used for operating activities of $7.3 million in the first quarter of fiscal 2005. The amount used in operating activities was due to net losses, as adjusted to exclude non-cash charges. Working capital uses of cash included significant decreases in accounts payable and increase in accounts receivable.

Accounts payable decreased by $5.5 million in the first quarter of fiscal 2006 primarily because of payments made to some of our major suppliers and also due to lower purchases of our legacy product which are reaching end of life status.

Accounts receivable increased by $1.2 million in the first quarter of fiscal 2006 as compared to a decrease of $0.4 million in the first quarter of fiscal 2005 mainly due to an increase in sales.

Inventories decreased in the first quarter of fiscal 2006 by $6.2 million as compared to a decrease of $2.2 million in the first quarter of fiscal 2005. This was primarily because of the inventory related to $4.4 million of revenue previously deferred which was recorded as income in the first quarter of fiscal 2006, as well as lower inventory purchases due to the outsourcing of our manufacturing.

Other accrued liabilities increased in the first quarter of fiscal 2006 by $2.7 million as compared to an increase of $0.3 million in the first quarter of fiscal 2005. This was primarily because of an increase in accrued agent commissions due to higher sales to the Asia/Pacific region where we use agents and also due to higher deferred revenue.

Net cash provided by investing activities in the first quarter of fiscal 2006 was $3.7 million, compared to net cash used by investing activities of $13.1 million in the first quarter of fiscal 2005. In the first quarter of fiscal 2006, proceeds from sales of investments, net of purchases, were $4.2 million as compared to net purchase of $9.4 million in the first quarter of fiscal 2005. Purchases of property and equipment were $0.5 million in the first quarter of fiscal 2006 compared to $3.7 million in the first quarter of fiscal 2005. In the first quarter of fiscal 2005, we incurred this one time bulk purchase of parts costing approximately $1.8 million for our Spectrum product line because our suppliers notified us that they would not continue manufacturing this equipment.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net cash used by financing activities in the first quarter of fiscal 2006 was $1.2 million as compared to net cash provided by financing activities of $24.8 million in the first quarter of fiscal 2005. In the first quarter of fiscal 2005, we borrowed $25 million against our $35 million line of credit with a commercial bank. We repaid $1.6 million of this loan in the first quarter of fiscal 2006. Proceeds from the sale of common stock were derived from the exercise of employee stock options and the employee stock purchase plan.

Cash requirements

Our cash requirements for the next 12 months are primarily to fund:

•	Operations

•	Research and development

•	Restructuring payments

•	Capital expenditures

•	Repayment of long term debt

Contractual obligations

As of June 31, 2005, we had $3.0 million in standby letters of credit outstanding with several financial institutions to support bid and performance bonds issued to various customers. These letters of credit generally expire in fiscal 2006. Also, as of June 30, 2005, we had outstanding forward foreign exchange contracts in the aggregate amount of $40.4 million expiring within 6 months.

Contractual obligations

The following table provides information related to our contractual obligations:

	Payments due (in thousands): Years ending March 31,
	2006	2007	2008	2009	2010	2011 & beyond	Total Obligations
Operating leases (a)	$4,346	$5,602	$5,810	$5,945	$6,100	$5,138	$32,941
Unconditional purchase obligations (b)	$35,444	—	—	—	—	—	$35,444
Long-term debt (c)	$4,688	$6,250	$6,250	$1,042	—	—	18,230

(a)	Contractual cash obligations include $20.2 million of lease obligations that have been accrued as restructuring charges as of June 30, 2005.
(b)	We have firm purchase commitments with various suppliers as of end of June 2005. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or cancelled. Certain agreements provide for potential cancellation penalties. Our policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable. We have made adequate provision for potential exposure related to inventory on order which may go unused.
(c)	See discussion of “repayment of long-term debt” in the following paragraphs.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restructuring payments

Of the remaining restructuring accrual balance of $21.5 million as of June 30, 2005, $21.3 million is expected to be paid out in cash. We expect $4.2 million of the remaining accrual balance ($0.8 million of severance and benefits, $0.3 million of legal and other costs and $3.1 million of vacated building lease obligations) to be paid out in the next twelve months and vacated building lease obligations of $17.1 million to be paid out during fiscal 2007 through fiscal 2012.

Customer financing

In fiscal 2004, we granted extended terms of credit to some of our customers in order to position ourselves in certain markets and to promote opportunities for our new Eclipse product line. As of June 30, 2005 we have $0.6 million recorded as long-term accounts receivable due to these extended terms of credit granted to our customers. Although we may commit to provide financing to customers in order to position ourselves in certain markets, we remain focused on minimizing our overall customer financing exposures by discounting receivables when possible, raising third party financing and arranging letters of credit.

Repayment of Long-term Debt

In the first quarter of fiscal 2005, we borrowed $25 million on a long-term basis against our $35 million credit facility with a commercial bank. This loan is payable in equal monthly installments of principal plus interest over a period of four years. This loan is at a fixed interest rate of 6.38%. As part of the loan agreement, we have to maintain, as measured at the last day of each fiscal quarter, tangible net worth, as adjusted, of at least $60 million plus 25% of net income, as determined in accordance with GAAP, for such quarter and all preceding quarters since December 31, 2003 (exclusive of losses). We also have to maintain, as measured at the last day of each calendar month, a ratio of (1) total unrestricted cash and cash equivalents plus short-term, marketable securities minus certain outstanding bank services divided by (2) the aggregate amount of outstanding borrowings and other obligations to the bank, of not less than 1.00 to 1.00. As of June 30, 2005 we were in compliance with these financial covenants of the loan. As of June 30, 2005 we had repaid $6.8 million of this loan.

Sources of cash:

At June 30, 2005, our principal sources of liquidity consisted of $45.5 million in cash and cash equivalents and short term investments and $13.8 million of available credit under our credit facility of $35 million with a commercial bank.

Available credit facility

We have $13.8 million of credit available against our $35 million revolving credit facility with a commercial bank as mentioned above. This credit available is per an amendment to the existing Credit Facility Agreement with the commercial bank in May 2005 which expanded the amount of credit available under the facility and extended it to April 2007. Per the original agreement the amount of the revolving credit portion of the facility was restricted to $10 million. Under the amended terms, the total amount of revolving credit available was expanded to $35 million less the outstanding balance of the long-term debt portion. The term debt portion of our credit facility

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

was $18.2 million as of June 30, 2005. As the term debt portion is repaid, additional credit will be available under the revolving credit portion of the facility. Short-term borrowings under the this available credit facility will be at the bank’s prime rate, which was 6.25% per annum at June 30, 2005, or LIBOR plus 2%.

We used a significant amount of cash in fiscal 2005 and in the first quarter of fiscal 2006 primarily due to increased working capital requirements to support the higher first and second quarter anticipated demand for our Eclipse product and also for the quarterly repayment of our loan. Cash usage is expected to decline in the second half of fiscal 2006, as losses are expected to decline.

We believe that our available cash and cash equivalents at June 30, 2005 combined with anticipated receipts of outstanding accounts receivable and our revolving credit facility as explained above should be sufficient to meet our anticipated needs for working capital and capital expenditures for the next twelve months.

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

Exposure on Investments

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

The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio.

	Years Ended March 31 (In thousands)
	2006	2007
Cash equivalents and short-term investments (a)	$34,972	$2,198
Weighted average interest rate	3.1%	2.9%

(a)	Does not include cash of $8.0 million held in bank checking and deposit accounts including those held by our foreign subsidiaries.

The primary objective of our short-term investment activities is to preserve principal while at the same time maximize yields, without significantly increasing risk. Our short-term investments are for fixed interest rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have been immaterial. The average days to maturity for investments held at the end of first quarter of fiscal 2006 was 2 months and had an average yield of 3.1% per annum.

As of June 30, 2005, unrealized losses on investments were insignificant. The investments have been recorded at fair value on our balance sheet.

Exposure on Borrowings:

Any borrowings under our credit facility will be at an interest rate of the bank’s prime rate plus 2% or LIBOR plus 2%. As of June 30, 2005 we had $13.8 million of available credit. A hypothetical 10% change in interest rates would not have a material impact on our financial position, results of operations and cash flows.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Exchange Rate Risk:

We routinely use forward foreign exchange contracts to hedge our net exposures, by currency, related to the monetary assets and liabilities of our operations denominated in non-functional currencies. In addition, we enter into forward foreign exchange contracts to establish with certainty the U.S. dollar amount value of firmly committed backlog and open purchase orders denominated in a foreign currency. The primary business objective of these hedging programs is to minimize the gains and losses in both margin and other income resulting from exchange rate changes. At June 30, 2005 we held forward contracts in the aggregate amount of $40.4 million primarily in Thai Baht, Euro and Polish Zloty. The amount of unrealized loss on these contracts at June 30, 2005 was $0.6 million. Forward contracts are not available in certain currencies and are not purchased by the Company for certain currencies due to the cost. The exchange rate changes in these currencies, such as the Nigerian Naira, could result in significant gains and losses in future periods.

Given our exposure to various transactions in foreign currencies, a change in foreign exchange rates would result in exchange gains and losses. As these exposures are generally covered by forward contracts where such contracts are available, these exchange gains and losses would be offset by exchange gains and losses on the contracts designated as hedges against such exposures. We use sensitivity analysis to measure our foreign currency risk by computing the potential loss that may result from adverse changes in foreign exchange rates. The exposure that relates to the hedged firm commitments is not included in the analysis. A hypothetical unfavorable variance in foreign exchange rates of 10% is applied to each net source currency position using year-end rates, to determine the potential loss. Further, the model assumes no correlation in the movement of foreign exchange rates. A 10% adverse change in exchange rates would result in a potential loss of $0.1 million. This potential decrease would result primarily from our exposure to the Nigerian Naira and Argentine Peso.

We do not enter into foreign currency transactions for trading or speculative purposes. We attempt to limit our exposure to credit risk by executing foreign contracts with high-quality financial institutions. A discussion of our accounting policies for derivative financial instruments is included in Note 1 to the condensed consolidated financial statements.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors That May Affect Future Financial Results

We have a history of losses, and we may not achieve or sustain profitability on a quarterly or annual basis.

We have incurred losses in many of our fiscal years since inception. For the last five fiscal years we have continuously incurred losses. In the first quarter of fiscal 2006, we incurred a loss of $4.2 million. As of June 30, 2005 we have an accumulated deficit of $417.9 million. We may not achieve or sustain profitability on a quarterly or annual basis.

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

We believe that our ability to compete successfully will depend on a number of factors both within and outside our control, including price, quality, availability, customer service and support, breadth of product line, product performance and features, rapid time-to-market delivery capabilities, reliability, timing of new product introductions by us, our customers and our competitors, the ability of our customers to obtain financing, and uncertainty of regional socio- and geopolitical factors. We cannot give assurances that we will have the financial resources, technical expertise, or marketing, sales, distribution, customer service, and support capabilities to compete successfully.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our average sales prices are declining.

Currently, manufacturers of telecommunications equipment are experiencing, and are likely to continue to experience, on-going price pressure. This price pressure has resulted in, and is expected to continue to result in, downward pricing pressure on our products. As a result, we have experienced, and expect to continue to experience, declining average sales prices for our products. Our future profitability is dependent upon our ability to improve manufacturing and supply chain efficiencies, reduce costs of materials used in our products, and to continue to introduce new products and product enhancements. Our inability to respond to increased price competition will harm our business, financial condition and results of operations. Since our customers frequently negotiate supply arrangements far in advance of delivery dates, we must often commit to price reductions for our products before we are aware of how, or if, cost reductions can be obtained. As a result, current or future price reduction commitments could, and any inability by us to respond to increased price competition would, harm our business, financial condition and results of operations.

If we do not successfully market our new product, Eclipse, our business would be harmed.

In January 2004, we began commercial shipments of our product, Eclipse. Eclipse is a wireless platform consisting of an Intelligent Node Unit and Outdoor Units. The platform utilizes a nodal architecture and combines multiplexing, routing and cross-connection functions with low to high capacity wireless transmission into a single system. To a large extent, our future profitability depends on the successful commercialization and price competitiveness of Eclipse. We began to market the Eclipse product in 2003 and recorded our first sales in January 2004. In fiscal 2005, we recorded $39.6 million of revenue from sales of Eclipse products. In the first quarter of fiscal 2006, we recorded $24.8 million of revenue from sales of Eclipse products. Because Eclipse represents a new innovative solution for wireless carriers, we cannot give assurances that we will be able to continue to successfully market this product. If Eclipse does not achieve market acceptance to the extent expected by us, we may not be able to recoup the significant amount of research and development expenses associated with the development and introduction of this product and our business could be negatively impacted. Should the ramp up of Eclipse be unsuccessful, there would be a material adverse effect on our business, financial condition and results of operations.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended
	June 30, 2005	June 30, 2004
Number of significant customers	1	2
Percentage of net sales	14%	19%, 18%

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

We are highly dependent on sales to customers outside the United States. During the first quarter of fiscal 2006 sales to international customers accounted for 96% of the total net sales. During fiscal 2005 and 2004, sales to international customers accounted for 94% and 96% of our net sales, respectively. In the first quarter of fiscal 2006, sales to the Middle East/Africa region accounted for approximately 13%. In fiscal 2005, sales to the Middle East/Africa region accounted for approximately 25% of our sales. In the first quarter of fiscal 2006, sales to Russia accounted for approximately 14% of our sales. In fiscal 2005 and 2004, sales to Russia accounted for approximately 20% and 9% of our net sales, respectively. Also, significant portions of our international sales are in lesser developed countries. We expect that international sales will continue to account for the majority of our net product sales for the foreseeable future. As a result, the occurrence of any international, political, economic or geographic event that adversely affects our business could result in significant revenue shortfalls. Because the Company’s business is heavily concentrated in foreign markets, there is a significant risk of unforeseen governmental action, including but not limited to the denial of export and/or import licenses. These revenue shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks and challenges of doing business internationally include:

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

We participate in a highly volatile industry that is characterized by vigorous competition for market share and rapid technological development. These factors could result in aggressive pricing practices and growing competition both from start-up companies and from well-capitalized telecommunication systems providers, which, in turn, could decrease our revenues. In response to changes in our industry and market conditions, we may restructure our activities to more strategically realign our resources. This includes assessing whether we should consider disposing of, or otherwise exiting, businesses and reviewing the recoverability of our tangible assets. Any decision to limit investment in our tangible assets or to dispose of or otherwise exit businesses may result in the recording of accrued liabilities for special charges, such as workforce reduction costs. Additionally, accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis of assets could change as a result of such assessments and decisions, and could harm our results of operations.

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

The terrorist attack of September 11, 2001, the subsequent military response by the United States, the aftermath of the U.S. war in Iraq, and the general socio- and geopolitical conditions in the Middle East, have negatively impacted, and may continue to negatively impact, the economy in general. This could impact our current and future business in the Middle East and could result in our customers delaying or canceling the purchase of our products, which would have a significant negative impact on our revenues. However, the redevelopment of these regions has provided us with sales opportunities and may continue to provide sales opportunities in future periods.

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

Our business requires extensive credit risk management that may not be adequate to protect against customer nonpayment. Risks of nonpayment and nonperformance by customers are a major consideration in our business. Our accounts receivable balance is also concentrated among a few customers, increasing our credit risk, although no customer accounted for more than 10% of accounts receivable as of June 30, 2005 and as of June 30, 2004.

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

During fiscal 2005 and the first quarter of fiscal 2006, we used a significant amount of cash. This use of cash was primarily because of net losses from operations, higher inventory levels to support the rollout of our new product Eclipse and our extension of terms of credit to some of our customers in order to establish and favorably position ourselves in certain key markets. If we continue to use cash at this rate we may need significant additional financing, which we may seek to raise through, among other things, public and private equity offerings and debt financing. In May 2005, we entered into an amendment to the existing Credit Facility Agreement we had with a commercial bank which expanded the amount of credit available under the facility and extended it to April 2007. Under the amended terms of the Credit Agreement, the total amount of revolving credit available was expanded to a total of $35 million less the outstanding balance of the term debt portion. The term debt portion was $18.2 million as of June 30, 2005. As the term debt portion is repaid, additional credit will be available under the revolving credit portion of the facility. We currently anticipate that our available cash and cash equivalents at June 30, 2005, combined with anticipated receipts of outstanding accounts receivable and the available credit under our $35 million credit facility as described above, should be sufficient to meet our anticipated needs for working capital and capital expenditures through the next 12 months.

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

We may breach our covenants relating to our outstanding debt against our $35 million revolving credit facility with a commercial bank, resulting in a secured creditor claim action against us by the bank.

During the first quarter of fiscal 2005, we borrowed $25 million on a long-term basis against our $35 million credit facility with a commercial bank. As part of the loan agreement, we have to maintain, as measured at the last day of each fiscal quarter, adjusted tangible net worth of at least $60 million plus 25% of net income, as determined in accordance with GAAP, for such quarter and all preceding quarters since December 31, 2003 (exclusive of losses). We also have to maintain, as measured at the last day of each calendar month, a ratio of (1) total unrestricted cash and cash equivalents plus short-term, marketable securities minus certain outstanding bank services divided by (2) the aggregate amount of outstanding borrowings and other obligations to the bank, of not less than 1.00 to 1.00. As of June 30, 2005 we were in compliance with these financial covenants of the loan. We may be in breach of these covenants in future quarters, which will make the long-term outstanding debt due to the bank immediately. We may not have the cash to pay off the outstanding debt immediately resulting in a secured creditor legal action against us.

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

Future growth of our operations depends, in part, on our ability to introduce new products and develop enhancements to existing products to meet the emerging trends in our industry. We have pursued, and will continue to pursue, growth opportunities through internal development, minority investments and acquisitions of complementary businesses and technologies. For example, on October 3, 2003, we completed the acquisition of the net assets of Plessey Broadband Wireless, a division of Tellumat (Pty) Ltd. Through this acquisition, we obtained a license-exempt telecommunications product line. In March 2005, we entered into an exclusive license agreement with Radiolan Marketing Group, Inc for its Bridgelink OFDM intellectual property including the assignment of their trademarks. We cannot provide assurances that we will be able to successfully integrate this product line into our operations and sales programs. We are unable to predict whether and when any other prospective acquisition candidate will become available or the likelihood that any other acquisition will be completed and successfully integrated. Once integrated, acquired businesses may not achieve comparable levels of revenues, profitability or productivity to our existing business or otherwise perform as expected. Also, acquisitions may involve difficulties in the retention of personnel, diversion of management’s attention, risks of our customers and the customers of acquired businesses deferring purchase decisions as they evaluate the impact of the acquisition, unexpected legal liabilities and, tax and accounting issues. Our failure to manage growth effectively could harm our business, financial condition and results of operations.

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

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports or prevent fraud, our operating results could be misstated, our reputation may be harmed and the trading price of our stock could be negatively affected. As described in Management’s Annual Report on Internal Control Over Financial Reporting, the Company has determined that two significant deficiencies in the Company’s internal control over financial reporting are considered to be “material weaknesses” in our internal controls as defined in standards established by the American Institute of Certified Public Accountants. In general, a “material weakness” (as defined in PCAOB Auditing Standard No. 2) is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement in the annual or interim financial statements will not be prevented or detected. In the first quarter of 2006, we devoted significant resources to remediate and improve our internal controls related to these material weaknesses. We believe that these efforts have remediated the concerns that gave rise to the “material weakness” related to revenue recognition. We also believe we have improved internal controls related to financial close and reporting process as described in Item 4 on this quarterly report on Form 10-Q. However, we cannot be certain that our controls over our financial processes and reporting will continue to be adequate in the future. Any failure of our internal controls over financial reporting could cause us to fail to meet our reporting obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of our market risks, see page 28, “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4. CONTROLS AND PROCEDURES

a)	Evaluation and disclosure controls and procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) or 15d-15(b). Based on this evaluation, and because of the material weaknesses in our internal control over financial reporting described below, our management, including our CEO and CFO, has concluded that, as of June 30, 2005, our disclosure controls and procedures were ineffective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

In light of the material weaknesses noted below, the Company performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, the Company believes that the accompanying financial statements fairly present the financial condition and results of operation for the quarter ended June 30, 2005.

b)	Management’s Conclusions on Internal Control over Financial Reporting

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

Our management had performed an assessment of our internal controls over financial reporting as of March 31, 2005 and had identified the following two material weaknesses in internal control over financial reporting existing as of March 31, 2005. For the March 31, 2005 reporting management concluded that the Company did not maintain effective controls over the determination of revenue recognition for a non routine complex revenue transaction and did not have enough review procedures on the financial closing and reporting process. Management believes that in the three months ended June 30, 2005 we have remediated the weakness related to revenue recognition due to the expansion of internal review and clarification of internal policies which have been distributed to finance personnel worldwide. We have made improvements in the financial close and reporting process and related review procedures and hired additional staff including an Internal Audit Manager in the quarter ending June 30, 2005 and a Senior Compliance Auditor in July 2005 to increase the technical expertise and review within the corporate finance organization. However, we would not consider this remediated until we have performed internal testing over several quarters. Other than as described above, there has been no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected or is likely to materially affect our internal control over financial reporting.

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

ITEM 1- LEGAL PROCEEDINGS

There are no material existing or pending legal proceedings against us. We are subject to legal proceedings and claims that arise in the normal course of our business.

ITEM	6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

For a list of exhibits to this Quarterly Report on Form 10-Q, see the exhibit index located on page 54.

(b)	Reports on Form 8-K

On April 15, 2005, we filed a current report on Form 8-K regarding a press release announcing our financial results for the fourth quarter of fiscal year 2005, which ended on March 31, 2005

On April 19, 2005, we filed a current report on Form 8-K announcing the appointment of Larry Brittain as Vice president, Worldwide Sales & Services.

On May 9, 2005, we filed a current report on Form 8-K furnishing information regarding our amendment to the Credit Facility Agreement with Silicon Valley Bank extending the $35 million credit facility until April 1, 2007.

On June 21, 2005, we filed a current report on Form 8-K furnishing information regarding the Restricted Stock Award Agreement entered into by the Company under its 2002 Stock Incentive Plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEX NETWORKS, INC.

Date: August 9, 2005	By	/s/ Carl A. Thomsen
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