Form 10-Q
period 2005-09-30
STRATEX NETWORKS INC
filed 2005-11-09
CIK 812703

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No    ☒

The number of outstanding shares of the Registrant’s common stock, par value $.01 per share, was 95,247,889 on November 1, 2005.

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

STRATEX NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except per share amounts)

(Unaudited)

	September 30, 2005	March 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$35,794	$32,860
Short-term investments	10,682	15,831
Accounts receivable, net of allowance of $2,617 on September 30, 2005 and $2,769 on March 31, 2005	32,917	35,084
Inventories	35,028	36,780
Other current assets	12,458	10,572

Total current assets	126,879	131,127

Property and equipment, net	26,192	28,228
Other assets	894	1,276

Total assets	$153,965	$160,631

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$33,654	$34,472
Short-term debt	6,250	6,250
Accrued liabilities	31,636	27,701

Total current liabilities	71,540	68,423

Long-term debt (Note 2)	10,417	13,542
Long-term liabilities	16,916	18,643

Total liabilities	98,873	100,608

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value; 150,000 shares authorized; 95,244 and 94,918 issued and outstanding at September 30, 2005 and March 31, 2005, respectively	953	948
Additional paid-in-capital	486,825	485,382
Accumulated deficit	(420,152)	(413,725)
Accumulated other comprehensive loss	(12,534)	(12,582)

Total stockholders’ equity	55,092	60,023

Total liabilities and stockholders’ equity	$153,965	$160,631

See accompanying Notes to Condensed Consolidated Financial Statements.

STRATEX NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net sales	$56,554	$43,615	$111,426	$89,656
Cost of sales	41,386	35,187	83,657	74,302

Gross profit	15,168	8,428	27,769	15,354

Operating Expenses
Research and development	3,703	4,189	7,404	8,552
Selling, general and administrative	12,182	9,979	24,176	19,610
Amortization of intangible assets	—	395	—	790

Total operating expenses	15,885	14,563	31,580	28,952

Operating loss	(717)	(6,135)	(3,811)	(13,598)

Other income (expense):
Interest income	261	153	481	303
Interest expense	(757)	(552)	(1,257)	(770)
Other expense, net	(552)	(42)	(1,067)	(343)

Loss before provision for income taxes	(1,765)	(6,576)	(5,654)	(14,408)

Provision for income taxes	496	202	773	353

Net loss	$(2,261)	$(6,778)	$(6,427)	$(14,761)

Basic and diluted loss per share	$(0.02)	$(0.08)	$(0.07)	$(0.17)

Basic and diluted weighted average shares outstanding	95,175	84,922	95,059	84,528

See accompanying Notes to Condensed Consolidated Financial Statements.

STRATEX NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(6,427)	$(14,761)
Adjustments to reconcile net loss to net cash used for operating activities:
Non-cash stock compensation charges	1,152	—
Depreciation and amortization	3,326	5,108
Changes in assets and liabilities
Accounts receivable	2,320	(9,089)
Inventories	2,413	(3,255)
Other assets	(1,070)	175
Accounts payable	(890)	(2,142)
Income tax payable	449	461
Accrued liabilities	3,548	(1,649)
Long term liabilities	(1,727)	(1,934)

Net cash provided by (used in) operating activities	3,094	(27,086)

Cash flows from investing activities:
Purchase of short-term investments	(46,189)	(61,157)
Proceeds from sale of short term investments	51,356	58,575
Purchase of property and equipment	(1,699)	(5,549)

Net cash provided by (used in) investing activities	3,468	(8,131)

Cash flows from financing activities:
Borrowing from banks	—	25, 000
Repayment of bank borrowings	(3,125)	(2,083)
Proceeds from sales of common stock	297	23,587

Net cash provided by (used in) financing activities	(2,828)	46,504

Effect of exchange rate changes on cash	(800)	(1,002)

Net increase in cash and cash equivalents	2,934	10,285
Cash and cash equivalents at beginning of period	32,860	21,626

Cash and cash equivalents at end of period	$35,794	$31,911

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$599	$598
Income taxes paid	$494	$94

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

CASH AND CASH EQUIVALENTS

The Company generally considers all highly liquid debt instruments purchased with a remaining maturity of three months or less at the time of purchase, to be cash equivalents. Auction rate preferred securities are considered as short-term investments. Cash and cash equivalents consisted of cash, money market funds, and short-term securities as of September 30, 2005 and March 31, 2005.

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

Unrealized holding gains on the portfolio as of September 30, 2005 were insignificant. At September 30, 2005, the available-for-sale securities had contractual maturities ranging from 1 month to 12 months, with a weighted average maturity of 2 months.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market, where cost includes material, labor and manufacturing overhead. Inventories consist of (in thousands):

	September 30, 2005	March 31, 2005
Raw materials	$8,881	$11,065
Work in process	485	488
Finished goods	25,662	25,227

	$35,028	$36,780

OTHER CURRENT ASSETS

Other current assets included the following (in thousands):

	September 30, 2005	March 31, 2005
Receivable from suppliers	$3,429	$2,566
Non-trade receivables	492	851
Prepaid expenses	5,767	5,615
Prepaid insurance	879	340
Tax refund	1,709	890
Other	182	310

	$12,458	$10,572

OTHER LONG-TERM ASSETS

Included in other assets as of September 30, 2005 are long-term deposits of $0.4 million for premises leased by the Company and $0.5 million for long-term accounts receivable. The long-term accounts receivable is due to the extended terms of credit granted by the Company to some of its customers.

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of March 31, 2005, other assets included deposits of $0.4 million for premises leased by the Company and $0.9 million for long-term accounts receivable.

ACCRUED LIABILITIES

Accrued liabilities included the following (in thousands):

	September 30, 2005	March 31, 2005
Customer deposits	$904	$1,822
Accrued payroll and benefits	2,649	2,250
Accrued commissions	4,870	2,117
Accrued warranty	5,040	5,340
Accrued restructuring	3,957	4,902
Accrual for customer discounts	4,963	3,688
Other	9,253	7,582

	$31,636	$27,701

The accrual for customer discount of $5.0 million and $3.7 million as of September 30, 2005 and March 31, 2005, respectively was for discount on certain volume levels reached by a customer.

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

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company hedges forecasted non-U.S. dollar sales and non-U.S. dollar purchases. In accordance with SFAS 133, we designate and document the forward contracts as “cash flow hedges” which are evaluated for effectiveness, excluding time value, at least quarterly. The Company records effective changes in the fair value of these cash flow hedges in accumulated other comprehensive income (“OCI”) until the revenue is recognized or the related purchases are recognized in cost of sales, at which time the changes are reclassified to revenue and cost of sales, respectively. All amounts accumulated in OCI at the end of the quarter will be reclassified to earnings within the next 12 months. The Company records any ineffectiveness, including the excluded time value of the hedge, in other income and expense.

The following table summarizes the activity in OCI, with regard to the changes in fair value of derivative instruments, for the first half of fiscal 2006 and fiscal 2005 (in thousands):

	Six Months Ended September 30, 2005 Gains/ (Losses)	Six Months Ended September 30, 2004 Gains/ (Losses)
Beginning balance on April 1	$90	23
Net changes	(1,082)	(229)
Reclassifications to revenue	782	64
Reclassifications to cost of sales	2	(37)

Ending balance on September 30	$(208)	(179)

An insignificant amount of loss was recognized in other income and expense in the first half of fiscal 2005 and the first half of fiscal 2006 related to the exclusion of time value from effectiveness testing. There was no gain/loss arising from ineffectiveness resulting from forecasted transactions that did not occur.

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

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Six Months Ended September 30, 2005	Six Months Ended September 30, 2004
Number of significant customers	2	1	2	2
Percentage of net sales	11%, 10%	22%	11%, 10%	21%, 12%

The Company actively markets and sells products in Russia, Africa, Asia, Europe, the Middle East and the Americas. The Company performs ongoing credit evaluations of its customers’ financial conditions and generally requires no collateral, although sales to Asia, Eastern Europe and the Middle East are primarily backed by letters of credit. The Company can discount the accounts receivable backed by certain letters of credit. The discount from the face amount of accounts receivable is accounted for as interest expense and has been included in other income (expense) on the income statement.

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

	Three months ended September 30,		Six months ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Net loss – as reported	$(2,261)	$(6,778)	$(6,427)	$(14,761)
Less: Stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(1,409)	(3,431)	(2,522)	(6,930)

Net loss – pro forma	$(3,670)	$(10,209)	$(8,949)	$(21,691)

Basic and diluted loss per share – as reported	$(0.02)	$(0.08)	$(0.07)	$(0.17)
Basic and diluted loss per share – pro forma	(0.04)	(0.12)	(0.09)	(0.26)

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For purposes of pro forma disclosure under SFAS No. 123, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting period, using the multiple option method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended September 30,		Six months ended September 30,
	2005	2004	2005	2004
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected stock volatility	96.7%	96.7%	96.9%	96.7%
Risk-free interest rate	4.0%	3.5%	3.9%	3.62%
Expected life of options from vest date	1.5 years	1.53 years	1.5 years	1.29 years

Forfeiture rate	Actual	Actual	Actual	Actual

The weighted average fair value of stock options granted during the quarters ended September 30, 2005 and September 30, 2004 was $1.11 and $1.38, respectively.

COMPREHENSIVE INCOME

The following table reconciles net loss to comprehensive loss (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net loss	$(2,261)	$(6,778)	$(6,427)	$(14,761)
Other comprehensive income (loss):
Unrealized currency translation gain/ (loss)	(866)	305	29	(258)
Unrealized holding gain on investments	(2)	24	19	(57)

Comprehensive loss	$(3,129)	$(6,449)	$(6,379)	$(15,076)

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements,” (“EITF No. 05-6”), which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF No. 05-6 is effective for periods beginning after June 29, 2005.

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company does not expect the provisions of this consensus to have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No.154 replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements of the accounting for and reporting of a change in accounting principle. SFAS No. 154 also provides guidance on the accounting for and reporting of error corrections. The provisions of this statement are applicable for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The Company is currently evaluating the impact this statement will have on the financial position, results of operations or cash flows.

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

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123(R)). This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the fair value of stock options. SFAS 123(R) was to be effective for quarterly periods beginning after June 15, 2005, which is the Company’s first quarter of fiscal 2006. In April 2005, the SEC delayed the required compliance date for certain public companies to fiscal years beginning after June 15, 2005. Accordingly, the Company will be required to comply with FAS 123(R) in fiscal 2007. While the Company currently provides the pro forma disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosure,” on a quarterly basis (see “Note 1 - Stock-Based Compensation”), it is currently evaluating the impact this statement will have on its consolidated financial statements.

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

NOTE 2. LONG-TERM DEBT

On May 27, 2004 the Company borrowed $25 million on a long-term basis against its $35 million credit facility with a commercial bank. This $25 million loan is payable in equal monthly installments of principal plus interest over a period of four years. This loan bears interest at a fixed interest rate of 6.38% per annum. In May 2005, the Company entered into an amendment to the existing Credit Facility Agreement it had with the bank which expanded the amount of credit available under the facility and extended it to April 2007. Under the original agreement the amount of the revolving credit portion of the facility was restricted to $10 million. Under the amended terms, the amount of revolving credit available was expanded to a total of $35 million less the outstanding balance of the term debt portion. The term debt portion of our credit facility was $16.7 million as of September 30, 2005. As the term debt portion is repaid, additional credit will be available under the revolving credit portion of the facility. Short-term borrowings under the available credit under the revolving credit portion of the credit facility will be at the bank’s prime rate, which was 6.75% per annum at September 30, 2005, or LIBOR plus 2%. This facility is secured by the Company’s assets. As part of the loan agreement, there is a tangible net worth covenant and a liquidity ratio covenant. The Company was in compliance with these covenants as of September 30, 2005.

At September 30, 2005, future long-term debt payment obligations were as follows:

Years ending March 31,
(in thousands)
2006	3,125
2007	6,250
2008	6,250
2009	1,042

Total	16,667

As of September 30, 2005, the Company had $6.5 million in standby letters of credit outstanding with several financial institutions to support variance commitments, including bid and performance bonds issued to various customers that generally expire within one year. Of this $6.5 million standby letters of credit, $5.6 million reduced the available credit under the revolving credit portion of our credit facility. Available credit under the revolving credit portion of the credit facility was $12.7 million as of September 30, 2005.

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3. RESTRICTED STOCK PLAN

On June 15, 2005, the Company granted 906,575 of shares of Common Stock to its employees under its 2002 Stock incentive plan. Per the plan the shares vest a minimum of one third annually for the next three fiscal years. In addition, the vesting schedule is subject to certain acceleration and adjustments if any or all of the performance goals defined in the Restricted Stock Award Agreement (“the agreement”) are achieved.

In the first quarter of fiscal 2006, 133,838 shares vested upon achievement of certain performance goals defined in the agreement. The Company recorded compensation expense of $227,524 in the first quarter of fiscal 2006 for the 133,838 shares vested at the price of $1.70 per share, which was the market price of the shares on the date of the grant. These shares are outstanding as of September 30, 2005. In the second quarter of fiscal 2006, 543,945 shares vested upon achievement of certain performance goals defined in the agreement. The Company recorded compensation expenses of $924,707 for the 543,945 shares vested at the price of $1.70 per share. These 543,945 shares are not considered outstanding as of September 30, 2005 as the issuance of stock certificates for these shares was still pending as of September 30, 2005.

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

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The changes in the warranty reserve balances during the periods indicated are as follows:

	Six Months Ended September 30,
	2005	2004
Balance at the beginning of period	$5,340	$4,277
Additions related to current period sales	2,947	3,400
Warranty costs incurred in the current period	(2,701)	(2,867)
Adjustments to accruals related to prior period sales	(546)	—

Balance at the end	$5,040	$4,810

NOTE 5. RESTRUCTURING CHARGES

The Company did not record any restructuring charges in the first half of fiscal 2006 and the first half of fiscal 2005.

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

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the activities of the restructuring accrual during the first half of fiscal 2006 and during the fiscal year ended March 31, 2005 (in millions):

	Severance and Benefits	Facilities and Other	Total
Balance as of March 31, 2004	$1.1	$21.7	$22.8
Provision	3.8	3.6	7.4
Cash payments	(3.8)	(4.0)	(7.8)
Non- cash expenses	—	(0.6)	(0.6)
Reclassification of related rent accruals	—	1.2	1.2

Balance as of March 31, 2005	$1.1	$21.9	$23.0
Provision	—	—	—
Cash payments	(0.6)	(0.9)	(1.5)
Reclassification	0.3	(0.3)	—

Balance as of June 30, 2005	$0.8	$20.7	$21.5
Provision	—	—	—
Cash payments	(0.3)	(0.9)	(1.2)

Balance as of September 30, 2005	$0.5	$19.8	$20.3

Current portion	$0.5	$3.5	$4.0
Long-term portion	$—	$16.3	$16.3

Of the remaining accrual balance of $20.3 million as of September 30, 2005, $20.1 million is expected to be paid out in cash. The Company expects $3.8 million of the remaining accrual balance ($0.5 million of severance and benefits, $0.3 million of legal costs and $3.0 million of vacated building lease obligations) to be paid out in the remainder of fiscal 2006 and vacated building lease obligations of $16.3 million to be paid out during fiscal 2007 through fiscal 2012.

NOTE 6. OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about products, geographic information, and major customers. Operating segment information for the second quarter of fiscal 2006 and 2005 and first half of fiscal 2006 and 2005 is presented in accordance with SFAS 131.

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

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The following table sets forth net revenues and operating income (loss) by operating segments (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Products:
Revenues	$47,267	$36,264	$95,629	$74,757
Operating loss	(2,153)	(7,472)	(6,153)	(15,844)

Services:
Revenues	9,287	7,351	15,797	14,899
Operating income	1,436	1,337	2,342	2,246

Total:
Revenues	$56,554	$43,615	$111,426	$89,656
Operating loss	(717)	(6,135)	(3,811)	(13,598)

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table sets forth net revenues from unaffiliated customers by product (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Eclipse	$30,798	$8,051	$55,547	$12,731
Altium	6,070	8,435	12,410	14,792
DXR	4,663	5,251	11,253	9,755
XP4	3,192	12,645	12,705	33,629
Other Products	2,544	1,882	3,714	3,850

Total Products	47,267	36,264	95,629	74,757
Total Services	9,287	7,351	15,797	14,899

Total Revenues	$56,554	$43,615	$111,426	$89,656

The following table sets forth revenues from unaffiliated customers by geographic region (in thousands) for:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Poland	$6,743	$3,015	$11,800	$3,537
Russia	808	9,696	8,677	16,126
Other Europe	7,244	5,629	16,412	11,249
Middle East	5,168	4,400	8,589	10,265
United States	3,820	3,587	6,194	6,577
Other Americas	6,831	6,533	13,564	13,119
Bangladesh	9,123	—	13,258	—
Thailand	4,053	199	11,724	490
Other Asia/Pacific	4,263	3,654	9,178	9,273
Nigeria	5,501	1,116	6,350	8,421
Other Africa	3,000	5,786	5,680	10,599

Total Revenue	$56,554	$43,615	$111,426	$89,656

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Long-lived assets by country consisting of net property and equipment was as follows (in thousands):

	September 30, 2005	March 31, 2005
New Zealand	$4,190	$4,630
United Kingdom	15,190	15,778
United States	3,991	4,774
Other foreign countries	2,821	3,046

Total property and equipment, net	$26,192	$28,228

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussions in this Quarterly Report on Form 10-Q should be read in conjunction with our accompanying Financial Statements and the related notes thereto. This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions also identify forward looking statements. The forward looking statements in this Quarterly Report on Form 10-Q are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements and include, without limitation, statements regarding:

•	Our belief that global economic growth rates though modest also contributed in the increase of revenue in first half of fiscal 2006 as compared to first half of fiscal 2005;

•	Our expectation that one customer in Russia will transition to Eclipse networks and sales in Russia will increase by the fourth quarter of fiscal 2006.

•	Our expectation that cash requirements for the product operating segment will continue to be primarily for working capital requirements, restructuring payments and research and development activities,

•	Our expectation that the cash usage for the product operating segment will increase in the second half of fiscal 2006 due to an increase in working capital primarily related to accounts receivable;

•	Our expectation that the cash requirements for our service operating segment will continue to be primarily for labor costs and spare parts;

•	Our expectation that gross margins will continue to increase in the remaining quarters of fiscal year 2006 due to the continued increase in sales of our Eclipse product which has higher margins as compared to our legacy product lines;

•	Our expectation that research and development expenses will remain fairly constant in the remainder of fiscal 2006 as we continue to focus on our efforts to expand our Eclipse product line features and capabilities;

•	Our expectation that selling, general and administrative expenses will decrease in the remainder of fiscal 2006 due to cost reduction efforts initiated in fiscal 2005;

•	Our belief that we have made adequate provisions for potential exposure related to inventory purchase for orders which may not be utilized.

•	Our plan to pay out in cash the $3.8 million of the remaining accrual balance ($0.5 million of severance and benefits, $0.3 million of legal and other costs and $3.0 million of vacated building lease obligations) in the next twelve months and vacated building lease obligations of $16.3 million during fiscal 2007 through fiscal 2012;

•	Our plan to minimize our overall customer financing exposures by discounting receivables when possible, facilitating third party financing and arranging letters of credit;

•	Our belief that we have the financial resources needed to meet our business requirements for at least the next 12 months;

•	Our belief that our available cash and cash equivalents at September 30, 2005 combined with anticipated receipts of outstanding accounts receivable, the liquidation of other current assets and our $12.7 million available credit on our revolving credit facility should be sufficient to meet our anticipated needs for working capital and capital expenditures for the next twelve months;

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	Our belief that the legal proceedings and claims that arise in the normal course of our business will not have a material adverse effect on our business, financial position, and results of operations;

•	Our expectation that competition will increase;

•	Our expectation that international sales will continue to account for the majority of our net product sales for the foreseeable future;

•	Our expectation that we will continue to experience declining average sales prices for our products;

•	Our expectation that the redevelopment of the Middle East regions may continue to provide sales opportunities in future periods;

•	Our belief that successful new product introductions provide a significant competitive advantage because customers make an investment of time in selecting and learning to use a new product, and are reluctant to switch thereafter;

•	Our statements relating to improvements in the overall business outlook and global economic conditions;

•	Our belief that we maintain adequate reserves to cover exposure for doubtful accounts; and

•	Our belief that our ability to compete successfully will depend on a number of factors both within and outside our control.

All forward-looking statements included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or statements. The reader should also consult the cautionary statements and risk factors listed in this Quarterly Report including those contained in the section, “Factors That May Affect Future Financial Results,” beginning on page 38 in this Quarterly Report, and those listed from time to time in our Reports on Forms 10-Q, 8-K, and our most recent Annual Report on Form 10-K for the year ended March 31, 2005, in evaluating these forward-looking statements.

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

have equipment installed in over 150 countries, and a significant percentage of our revenue is derived from sales outside the United States. Our revenues from sales of equipment and services outside the United States were 94% in the first half of fiscal 2006, 94% in fiscal 2005 and 96% in fiscal 2004.

In the second quarter of fiscal 2006 our results of operations improved significantly. We achieved some milestones that we had been focusing on as part of our strategic plan. Gross margins increased to 27% from 23% in the first quarter of fiscal 2006. Operating loss was reduced significantly to $0.7 million from $3.1 million in the first quarter of fiscal 2006 and from $6.1 million in the second quarter of fiscal 2005. Cash collections improved significantly and cash flow from operating activities was positive after being consecutively negative for the past several quarters. Our days of sales outstanding decreased from 77 days as of the end of fiscal 2005 to 53 days at the end of the second quarter of fiscal 2006. The operating loss of $0.7 million in the second quarter of fiscal 2006 included $0.9 million of stock compensation charges due to the accelerated vesting of restricted stock on achievement of these performance milestones. We believe that this improvement in financial performance was due to our focus on the key value drivers listed below which were identified as part of our strategic plan:

•	Continuing focus on the rollout of our Eclipse product. Eclipse orders were $32.2 million in the second quarter of fiscal 2006 as compared to $26.9 million in the first quarter of fiscal 2006 and $12.3 million in the second quarter of fiscal 2005. Eclipse revenue increased to $31.0 million from $24.7 million in the prior quarter and $8.1 million in the second quarter of fiscal 2005;

•	Continuing focus on lower costs and improving gross margins;

•	Continuing focus on introduction of innovative solutions to meet the needs of our customers;

•	Continue focus on servicing our existing customer base and leveraging our global presence and distribution channels; and

•	Continuing focus on expanding existing markets and exploring new market opportunities.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies, see our Annual Report on Form 10-K for the year ended March 31, 2005. There have been no changes to our critical accounting policies in the quarter ended September 30, 2005.

Revenues

Net sales for the second quarter of fiscal 2006 increased to $56.6 million, compared to $43.6 million reported in the second quarter of fiscal 2005, and increased to $111.4 million for the first half of fiscal 2006, compared to $89.7 million in the first half of fiscal 2005. We believe that this increase was primarily attributable to an increase in the demand for our product, Eclipse, that began shipping in the fourth quarter of fiscal 2004 and also due to wireless subscriber growth and growth in fixed wireless transmission infrastructures in developing countries. We believe that global economic growth rates though modest also contributed to the increase in revenue.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue by geographic regions. The following table sets forth information on our sales by geographic regions for the periods indicated (in thousands):

	Three Months Ended September 30,				Six Months Ended September 30
	2005	% of Total	2004	% of Total	2005	% of Total	2004	% of Total
Poland	$6,743	12%	$3,015	7%	$11,800	11%	$3,537	4%
Russia	808	1%	9,696	22%	8,677	8%	16,126	18%
Other Europe	7,244	13%	5,629	13%	16,412	15%	11,249	13%
Middle East	5,168	9%	4,400	10%	8,589	8%	10,265	11%
United States	3,820	7%	3,587	8%	6,194	5%	6,577	7%
Other Americas	6,831	12%	6,533	15%	13,564	12%	13,119	15%
Bangladesh	9,123	16%	—	—	13,258	12%	—	—
Thailand	4,053	7%	199	1%	11,724	10%	490	1%
Other Asia/Pacific	4,263	8%	3,654	8%	9,178	8%	9,273	10%
Nigeria	5,501	10%	1,116	3%	6,350	6%	8,421	9%
Other Africa	3,000	5%	5,786	13%	5,680	5%	10,599	12%

Total Revenues	$56,554	100%	$43,615	100%	$111,426	100%	$89,656	100%

Revenue from Poland, Thailand and Bangladesh regions increased significantly in the second quarter of fiscal 2006 and the first half of fiscal 2006 as compared to the second quarter of fiscal 2005 and the first half of fiscal 2005, respectively. This was offset by a significant decrease in net sales in the Russia region. Revenue from Thailand increased mainly due to increased sales to one of our existing customers in that region. In the second quarter of fiscal 2006 and the first half of fiscal 2006 we had significant amounts of revenue from Bangladesh due to the rapid expansion of networks in the country. Revenue from this region in the corresponding quarters of fiscal 2005 was nil. Revenue from the Nigeria region increased to $5.5 million in the second quarter of fiscal 2006 as compared to $1.1 million in the second quarter of fiscal 2005 though on a year to date basis revenue from that region decreased as compared to the first half of last fiscal year as a result of the timing of network expansion of one major customer. Net sales in the Russia region decreased significantly because of reduced sales to one major customer in that region who is currently utilizing equipment purchased in prior quarters to satisfy network requirements. We expect this customer to transition to Eclipse networks and the sales in Russia to increase in the second half of fiscal 2006.

Orders and backlog. During the second quarter of fiscal 2006, we received $58.8 million in new orders shippable over the next 12 months, compared to $45.9 million in the second quarter of fiscal 2005. During the first half of fiscal 2006, we received $105.9 million in new orders shippable over the next 12 months, compared to $91.4 million in the first half of fiscal 2005. The backlog at September 30, 2005 was $57.4 million, compared to $58.3 million at September 30, 2004 and $69.7 million at March 31, 2005. We review our backlog on an ongoing basis and make adjustments to it as required. Orders in our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty.

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

	September 30, 2005	September 30, 2004
Number of customers	1	2
Percentage of backlog	15%	13%, 12%

Product operating segment. The revenue and operating income for the product operating segment for the periods indicated were as follows (in thousands):

	Three Months Ended September 30,				Six Months Ended September 30,
	2005	% of Total	2004	% of Total	2005	% of Total	2004	% of Total
Eclipse	$30,798	65%	$8,051	22%	$55,547	58%	$12,731	17%
Altium	6,070	13%	8,435	23%	12,410	13%	14,792	20%
DXR	4,663	10%	5,251	15%	11,253	12%	9,755	13%
XP4	3,192	7%	12,645	35%	12,705	13%	33,629	45%
Other Products	2,544	5%	1,882	5%	3,714	4%	3,850	5%

Total Revenue	$47,267	100%	$36,264	100%	$95,629	100%	$74,757	100%

Operating Loss	$(2,153)	(5)%	$(7,472)	(21)%	$(6,153)	(6)%	$(15,844)	(21)%

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales of our XP4 product line decreased significantly to $3.2 million in the second quarter of fiscal 2006 from $12.6 million in the second quarter of fiscal 2005 and from $33.6 million in the first half of fiscal 2005 to $12.7 million in the first half of fiscal 2006, primarily because the demand for this product was replaced by our newer product Eclipse. As mentioned earlier net sales of Eclipse increased significantly to $30.8 million in the second quarter of fiscal 2006 and $55.5 million in the first half of fiscal 2006 as compared to $8.1 million in the second quarter of fiscal 2005 and $12.7 million in the first half of fiscal 2005, respectively. Net sales of our DXR product line decreased in the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005, though on a year to date basis, net sales of DXR increased to $11.3 million as compared to $9.8 million in the same period of fiscal 2005, primarily because in the first quarter of fiscal 2006 we recognized $4.4 million of DXR product revenue which was deferred in prior quarters.

Operating loss for the product operating segment as a percentage of product revenue in the second quarter of fiscal 2006 improved by 16% as compared to the second quarter of fiscal 2005 primarily due to higher margins on the sales of Eclipse as compared to our older legacy product lines. Operating loss for the product operating segment as a percentage of product revenue in the first half of fiscal 2006 improved by 16% as compared to first half of fiscal 2005 also due to the same reasons.

The cash used for the product operating segment was primarily to fund working capital requirements. The cash used by this segment was also to fund research and development activities, capital expenses, restructuring payments and term loan payments. We expect cash requirements for this segment to continue to be primarily for working capital requirements, restructuring payments and research and development activities. We expect cash usage to increase in the second half of fiscal 2006 due to an increase in working capital requirements primarily related to accounts receivable.

Service Operating Segment. The revenue and operating income for the service operating segment for the periods indicated in the table below were as follows: (in thousands)

	Three Months Ended September 30,				Six Months Ended September 30,
	2005	% of Revenue	2004	% of Revenue	2005	% of Revenue	2004	% of Revenue
Field Service revenue	$6,301		$4,191		$9,623		$8,786
Operating income	423	7%	179	4%	193	2%	140	2%
Repair revenue	2,986		3,160		6,174		6,113
Operating income	1,013	34%	1,158	37%	2,149	35%	2,106	34%

Total Revenue	$9,287		$7,351		$15,797		$14,899
Total Operating income	$1,436	15%	$1,337	18%	$2,342	15%	$2,246	15%

Services revenue includes, but is not limited to, installation, network design, path surveys, integration, and other revenues derived from the services we provide to our customers. In the second quarter of fiscal 2006, field service revenue increased to $6.3 million as compared to $4.2

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

million in the second quarter of fiscal 2005, in line with the increase in product revenues in the same periods. Operating income improved from 4% to 7% mainly due to fixed field service costs being spread over higher revenue levels. Field service revenue in the first half of fiscal 2006 was also higher as compared to the first half of fiscal 2005.

There was no significant change in repair revenue and the related operating income in the second quarter and the first half of fiscal 2006 as compared to the second quarter and the first half of fiscal 2005, respectively.

The cash requirements in the service operating segment were primarily to purchase spare parts to provide repair services to our customers and for payment of labor expenses. We also paid cash to several third party vendors for assistance in the installation of our products. In the first half of fiscal 2005, we purchased approximately $1.8 million of spare parts for our discontinued Spectrum product line. We incurred this bulk purchase of parts for our Spectrum product line because our suppliers notified us that they would not continue manufacturing this equipment. We expect the cash requirements for this segment to continue to be primarily for labor costs and parts.

Gross Profit

	Three Months Ended September 30,				Six Months Ended September 30,
	2005	% of Net Sales	2004	% of Net Sales	2005	% of Net Sales	2004	% of Net Sales
Net sales	$56,554	100%	$43,615	100%	$111,426	100%	$89,656	100%
Cost of sales	41,386	73%	35,187	81%	83,657	75%	74,302	83%

Gross profit	$15,168	27%	$8,428	19%	$27,769	25%	$15,354	17%

Gross profit as a percentage of net sales increased to 27% in the second quarter of fiscal 2006, as compared to 19% in the second quarter of fiscal 2005. This increase in gross profit was primarily due to a favorable product mix impact of approximately 7%. Higher sales of our product Eclipse contributed significantly to the increase in gross margins. Manufacturing period costs had a favorable impact of approximately 1% on the gross profit for the second quarter of fiscal 2006 as compared to the gross profit for the second quarter of fiscal 2005.

The increase in gross margin in the first half of fiscal 2006, as compared to the first half of fiscal 2005, was primarily due to a favorable product mix impact of approximately 6.5%. Manufacturing period costs had a favorable impact of approximately 1.5 % on the gross profit for the first half of fiscal 2006 as compared to the first half of fiscal 2005. Manufacturing period costs improved in the first half of fiscal 2006 as compared to the first half of fiscal 2005 due to the cost reduction initiatives taken in the third quarter of fiscal 2005 as explained in the “Restructuring Charges” paragraph below.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our gross profit percentage increased in the second quarter of fiscal 2006 as compared to the first quarter of fiscal 2006 as indicated in the table below.

	Three Months ended
	September 30, 2005	June 30, 2005
Net Revenue	$56,554	$54,872
Gross Margin	15,168	12,601
Percentage of Net Revenue	27%	23%

We expect gross profit, as a percentage of sales, to continue to increase in the remaining quarters of fiscal 2006 due to an increase in sales of our newer product Eclipse which has higher margins as compared to our legacy product lines.

Research and Development

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Research and development	$3,703	$4,189	$7,404	$8,552
% of net sales	6.5%	9.6%	6.6%	9.5%

In the second quarter of fiscal 2006, research and development expenses decreased to $3.7 million from $4.2 million in the second quarter of fiscal 2005. This decrease was primarily due to the shut down of our Cape Town, South Africa operations in the third quarter of fiscal 2005 as part of our restructuring plan and the reduced engineering expenses related to our legacy products. In the first half of fiscal 2005, research and development expenses also decreased to $7.4 million from $8.6 million in the first half of fiscal 2005 primarily due to the same reasons stated above.

We expect research and development expenses to remain at about the same level for the remainder of fiscal 2006 as we continue to focus on our efforts to expand our Eclipse product line features and capabilities.

Selling, General and Administrative

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Selling, general and administrative	$12,182	$9,979	$24,176	$19,610
% of net sales	21.5%	22.9%	21.7%	21.9%

In the second quarter of fiscal 2006, selling, general and administrative expenses increased to $12.2 million from $10.0 million in the second quarter of fiscal 2005. This increase was primarily due to higher third party agent commissions on sales of our products resulting from an increase in net sales, especially in the Asia/Pacific region. In addition, the increase was due to the increased costs and audit fees for testing related to the requirements of the Sarbanes-Oxley Act

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2002. Selling, general and administrative expenses in the first half of fiscal 2006 increased to $24.2 million from $19.6 million in the first half of fiscal 2005 primarily due to the same reasons stated above.

We expect our selling, general and administrative expenses to decrease in the remaining quarters of fiscal 2006 due to the cost reduction efforts initiated in the third quarter of fiscal 2005.

Restructuring Charges

The Company did not record any restructuring charges in the first half of fiscal 2006 and the first half of fiscal 2005.

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the activities of the restructuring accrual during the first half of fiscal 2006 and during the fiscal year ended March 31, 2005 (in millions):

	Severance and Benefits	Facilities and Other	Total
Balance as of March 31, 2004	$1.1	$21.7	$22.8
Provision	3.8	3.6	7.4
Cash payments	(3.8)	(4.0)	(7.8)
Non- cash expenses	—	(0.6)	(0.6)
Reclassification of related rent accruals	—	1.2	1.2

Balance as of March 31, 2005	$1.1	$21.9	$23.0
Provision	—	—	—
Cash payments	(0.6)	(0.9)	(1.5)
Reclassification	0.3	(0.3)	—

Balance as of June 30, 2005	$0.8	$20.7	$21.5
Provision	—	—	—
Cash payments	(0.3)	(0.9)	(1.2)

Balance as of September 30, 2005	$0.5	$19.8	$20.3

Current portion	$0.5	$3.5	$4.0
Long-term portion	$—	$16.3	$16.3

Of the remaining accrual balance of $20.3 million as of September 30, 2005, $20.1 million is expected to be paid out in cash. The Company expects $3.8 million of the remaining accrual balance ($0.5 million of severance and benefits, $0.3 million of legal costs and $3.0 million of vacated building lease obligations) to be paid out in the remainder of fiscal 2006 and vacated building lease obligations of $16.3 million to be paid out during fiscal 2007 through fiscal 2012.

Other Income (Expense)

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Interest income	$261	$153	$481	$303
Interest expense	(757)	(552)	(1,257)	(770)
Other expenses, net	(552)	(42)	(1,067)	(343)
Provision for income taxes	496	202	773	353

Interest income was $0.3 million in the second quarter of fiscal 2006 compared to $0.2 million in the second quarter of fiscal 2005. The increase was primarily due to higher interest rates in fiscal 2006 as compared to the second quarter of fiscal 2005. In the first half of fiscal 2006, interest income increased to $0.5 million from $0.3 million in the first half of fiscal 2005 primarily due to the same reasons stated above.

Interest expense was $0.8 million in the second quarter of fiscal 2006 compared to $0.6 million in the second quarter of fiscal 2005 and increased by $0.5 million for the first half of fiscal 2006 compared to the first half of fiscal 2005 due to bank borrowings under our credit facility on May 27, 2005 and also due to an increase in letters of credit discounting fees.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other expense increased to $0.6 million in the second quarter of fiscal 2006 compared to $42,000 in the second quarter of fiscal 2005. This increase was primarily due to higher exchange losses and increase in cost of hedging our foreign currency exposure risk. Other expense also increased significantly to $1.1 million in the first half of fiscal 2006 compared to $0.3 million in the first half of fiscal 2005 primarily due to the same reasons stated above.

In the first half of fiscal 2006 and the first half of fiscal 2005, we provided for income taxes in our foreign subsidiaries that have generated taxable income.

Liquidity And Capital Resources

Net cash provided by operating activities in the first half of fiscal 2006 was $3.1 million, compared to net cash used by operating activities of $27.1 million in the first half of fiscal 2005. The discussion below related to changes in assets and liabilities exclude the impact of changes in foreign exchange rates. The amount provided by operating activities was due to net losses, as adjusted to exclude non-cash charges and benefits and changes in working capital requirements, including significant decreases in accounts receivable and inventory and a significant increase in accrued liabilities in the first half of fiscal 2006.

Accounts receivable decreased by $2.3 million in the first half of fiscal 2006 as compared to an increase of $9.1 million in the first half of fiscal 2005. Days sales outstanding (“DSO”) for receivables decreased from 77 days as of March 31, 2005 to 53 days as of September 30, 2005. Our accounts receivable and DSO were primarily affected by timing of shipments and payment terms. Our collections also improved due to the fact that a considerable number of sales in the second quarter of fiscal 2006 were under letters of credit and we were able to discount the related accounts receivable through the international banking system.

Inventories decreased in the first half of fiscal 2006 by $2.4 million as compared to an increase of $3.3 million in the first half of fiscal 2005. This was primarily because of the inventory related to $4.4 million of revenue previously deferred which was recorded as income in the first half of fiscal 2006, as well as lower inventory purchases due to the outsourcing of our manufacturing operations.

Accounts payable decreased in the first half of fiscal 2006 by $0.9 million. This was primarily due to shorter payment terms to some of our major suppliers.

Accrued liabilities increased by $3.5 million in the first half of fiscal 2006 as compared to a decrease of $1.6 million in the first half of fiscal 2005. This was primarily due to an increase in accrued agent commission in the Asia/ Pacific region.

Net cash provided by investing activities in the first half of fiscal 2006 was $3.5 million, compared to net cash used in investing activities of $8.1 million in the first half of fiscal 2005. In the first half of fiscal 2006, proceeds from sales of investments, net of purchases, were $5.2 million as compared to net purchases of $2.6 million in the first half of fiscal 2005. Purchases of

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

property and equipment were $1.7 million in the first half of fiscal 2006 compared to $5.5 million in the first half of fiscal 2005. In the first half of fiscal 2005, we incurred a one-time bulk purchase of parts of approximately $1.8 million for our Spectrum product line because our suppliers notified us that they would not continue manufacturing this equipment.

Net cash used by financing activities in the first half of fiscal 2006 was $2.8 million as compared to net cash provided of $46.5 million in the first half of fiscal 2005. In the first half of fiscal 2006, we repaid $3.1 million of our $25 million loan. Proceeds from the sale of common stock of $0.3 million were entirely from the exercise of employee stock options and the employee stock purchase plan. In the first half of fiscal 2005, we borrowed $25 million against our line of credit of $35 million with a commercial bank. In addition, proceeds from the sale of common stock included $22.9 million (net of expenses of issue) raised by issuing 10,327,120 shares of common stock at a price of $2.36 per share. Proceeds from sales of stock also included cash derived from the exercise of employee stock options and the employee stock purchase plan.

Cash requirements

Our cash requirements for the next 12 months are primarily to fund:

•	Operations

•	Research and development

•	Restructuring payments

•	Capital expenditures

•	Repayment of long-term debt

Commercial commitments

As of September 30, 2005, we had $6.5 million in standby letters of credit outstanding with several financial institutions to support various commitments, including bid and performance bonds issued to various customers. The majority of these letters of credit expire within twelve months. Also, as of September 30, 2005, we had outstanding forward foreign exchange contracts in the aggregate amount of $39.5 million expiring within six months.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contractual obligations

The following table provides information related to our contractual obligations:

Payments due (in thousands):

	Years ending March 31,						Total Obligations
	2006	2007	2008	2009	2010	2011 & beyond
Operating leases (a)	$2,859	$5,602	$5,810	$5,945	$6,100	$5,138	$31,454
Unconditional purchase obligation (b)	$24,108	—	—	—	—	—	$24,108
Long-term debt (c)	$3,125	$6,250	$6,250	$1,042	—	—	$16,667

(a)	Contractual cash obligations include $19.3 million of lease obligations that have been accrued as restructuring charges as of September 30, 2005.
(b)	We have firm purchase commitments with various suppliers as of the end of September 2005. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or cancelled. Certain agreements provide for potential cancellation penalties. Our policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable. We believe we have made adequate provisions for potential exposure related to inventory purchases for orders which may not be utilized.
(c)	See discussion of “repayment of long-term debt” in the following paragraphs.

Restructuring payments

Of the remaining restructuring accrual balance of $20.3 million as of September 30, 2005, $20.1 million is expected to be paid out in cash. The Company expects $3.8 million of the remaining accrual balance ($0.5 million of severance and benefits, $0.3 million of legal costs and $3.0 million of vacated building lease obligations) to be paid out in the remainder of fiscal 2006 and vacated building lease obligations of $16.3 million to be paid out during fiscal 2007 through fiscal 2012.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Customer financing

In fiscal 2004, we granted extended terms of credit to some of our customers in order to position ourselves in certain markets and to promote opportunities for our new Eclipse product line. As of September 30, 2005 we have $0.5 million recorded as long-term accounts receivable due to these extended terms of credit granted to our customers. Although we may commit to provide financing to customers in order to position ourselves in certain markets, we remain focused on minimizing our overall customer financing exposures by discounting receivables when possible, raising third party financing and arranging letters of credit.

Repayment of long-term debt

In the first quarter of fiscal 2005, we borrowed $25 million, on a long-term basis, against our $35 million revolving credit facility with a commercial bank. This loan is payable in equal monthly installments of principal plus interest over a period of four years. This loan is at a fixed interest rate of 6.38%. As part of the loan agreement, we have to maintain, as measured at the last day of each fiscal quarter, tangible net worth of at least $60 million plus (1) 25% of net income, as determined in accordance with GAAP, for such quarter and all preceding quarters since December 31, 2003 (exclusive of losses) and (2) 50% of any increase to net worth due to subordinated debt or net equity proceeds from either public or private offerings (exclusive of issuances of stock under our employee benefit plans) for such quarters subsequent to December 31, 2004. We also have to maintain, as measured at the last day of each calendar month, a ratio of (1) total unrestricted cash and cash equivalents plus short-term, marketable securities minus certain outstanding bank services divided by (2) the aggregate amount of outstanding borrowings and other obligations to the bank, of not less than 1.25 to 1.00 as of each quarter end and 1.00 to 1.00 as of each month end that is not a quarter end. As of September 30, 2005 we were in compliance with these financial covenants of the loan. As of September 30, 2005 we had repaid $8.3 million of this loan.

Sources of cash:

At September 30, 2005, our principal sources of liquidity consisted of $46.5 million in cash and cash equivalents and short term investments and $12.7 million of available credit under our credit facility of $35 million with a commercial bank.

Available credit facility

We have $12.7 million of credit available against our $35 million revolving credit facility with a commercial bank as mentioned above. This credit available is per an amendment to the existing Credit Facility Agreement with the commercial bank effective April 30, 2005 which expanded the amount of credit available under the facility and extended it to April 2007. Per the original agreement the amount of the revolving credit portion of the facility was restricted to $10 million. Under the amended terms, the total amount of revolving credit available was expanded to $35 million less the outstanding balance of the term debt portion and any usage under the revolving credit portion. The balance of the term debt portion of our credit facility was $16.7 million as of September 30, 2005 and there were $5.6 million outstanding letters of credit as of that date which are defined as usage under the revolving credit portion of the facility. As the term debt portion is repaid, additional credit will be available under the revolving credit portion of the facility. Short- term borrowings under the revolving credit facility will be at the bank’s prime rate, which was 6.75% per annum at September 30, 2005, or LIBOR plus 2%.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As mentioned earlier, our cash collections in the second quarter of fiscal 2006 were improved and contributed to a positive cash flow from operating activities. We plan to remain focused on better management of inventory, expenses and accounts receivable which have the largest direct impact on cash. Cash usage is expected to increase in the second half of fiscal 2006, due to increases in working capital, primarily related to accounts receivable.

We believe that our available cash and cash equivalents at September 30, 2005 combined with anticipated receipts of outstanding accounts receivable and available credit under our revolving credit facility should be sufficient to meet our anticipated needs for working capital and capital expenditures for the next twelve months.

Depending on the growth of our business, we may require additional financing which may not be available to us in the required time frame on commercially reasonable terms, if at all. However, we believe that we have the financial resources needed to meet our business requirements for at least the next 12 months.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our bank debt.

Exposure on Investments

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

The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio.

	Years Ended March 31 (In thousands)
	2006	2007
Cash equivalents and short-term investments (a)	$33,576	$2,492
Weighted average interest rate	3.64%	2.99%

(a)	Does not include cash of $10 million held in bank checking and deposit accounts including those held by our foreign subsidiaries.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The primary objective of our short-term investment activities is to preserve principal while maximizing yields, without significantly increasing risk. Our short-term investments are at fixed interest rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have been immaterial. The average days to maturity for investments held at September 30, 2005 were 32 days and these investments had an average yield of 3.6% per annum.

As of September 30, 2005, unrealized losses on investments were insignificant. The investments have been recorded at fair value on our balance sheet.

Exposure on Borrowings:

Current borrowings under our bank credit facility are term debt with a fixed interest rate of 6.38% per annum. Any borrowings under the revolving portion of our credit facility will be at an interest rate of the bank’s prime rate or LIBOR plus 2%. As of September 30, 2005 we had $12.7 million of available credit. A hypothetical 10% change in interest rates would not have a material impact on our financial position, results of operations or cash flows.

Exchange Rate Risk:

We routinely use forward foreign exchange contracts to hedge our net exposures, by currency, related to the monetary assets and liabilities of our operations denominated in non-functional currencies. In addition, we enter into forward foreign exchange contracts to establish with certainty the U.S. dollar amount of future firm commitments denominated in a foreign currency. The primary business objective of this hedging program is to minimize the gains and losses resulting from exchange rate changes. At September 30, 2005 we held forward contracts in the aggregate amount of $39.5 million primarily in Colombian Pesos, Thai Baht, Euro, and Polish Zloty. The amount of unrealized losses on these contracts at September 30, 2005 was $0.5 million. At September 30, 2004 we held forward contracts in the aggregate amount of $31.3 million primarily in Thai Baht and the Euro. The amount of unrealized losses on these contracts at September 30, 2004 was $0.2 million. Forward contracts are not available in certain currencies and are not purchased by the Company for certain currencies due to the cost. The exchange rate changes in these currencies, such as the Nigerian Naira, could result in significant gains and losses in future periods.

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

We have incurred losses in many of our fiscal years since inception. For the last four fiscal years we have continuously incurred losses. In the first half of fiscal 2006, we incurred a loss of $6.4 million. As of September 30, 2005 we have an accumulated deficit of $420.2 million. We may not achieve or sustain profitability on a quarterly or annual basis.

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

Our average sales prices are declining.

Currently, manufacturers of digital microwave telecommunications equipment are experiencing, and are likely to continue to experience, declining sales prices. This price pressure has resulted in, and is expected to continue to result in, downward pricing pressure on our products. As a result, we have experienced, and expect to continue to experience, declining

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

average sales prices for our products. Our future profitability is dependent upon our ability to improve manufacturing efficiencies, reduce costs of materials used in our products, and to continue to introduce new products and product enhancements. If we are unable to respond to increased price competition this will harm our business, financial condition and results of operations. Since our customers frequently negotiate supply arrangements far in advance of delivery dates, we must often commit to price reductions for our products before we are aware of how, or if, cost reductions can be obtained. As a result, current or future price reduction commitments could, and any inability by us to respond to increased price competition would, harm our business, financial condition and results of operations.

If we do not successfully market our newest product, Eclipse, our business would be harmed.

In January 2004, we began commercial shipments of our product, Eclipse. Eclipse is a wireless platform consisting of an Intelligent Node Unit and Outdoor Units. The platform utilizes a nodal architecture and combines multiplexing, routing and cross-connection functions with low to high capacity wireless transmission into a single system. To a large extent, our future profitability depends on the continued success and price competitiveness of Eclipse. We began to market the Eclipse product in 2003 and recorded our first sales in January 2004. In fiscal 2005, we recorded $39.6 million of revenue from sales of Eclipse products. In the first half of fiscal 2006, we recorded $55.5 million of revenue from sales of Eclipse products. Because Eclipse represents a new innovative solution for wireless carriers, we cannot give assurances that we will be able to continue to successfully market this product. If Eclipse does not achieve market acceptance to the extent expected by us, we may not be able to recoup the significant amount of research and development expenses associated with the development and introduction of this product and our business could be negatively impacted. Should the continued ramp up of the Eclipse product be unsuccessful, there would be a material adverse effect on our business, financial condition and results of operations.

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

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Six Months Ended September 30, 2005	Six Months Ended September 30, 2004
Number of significant customers	2	1	2	2
Percentage of net sales	11%, 10%	22%	11%, 10%	21%, 12%

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The worldwide telecommunications industry is dominated by a small number of large corporations, and we expect that a significant portion of our future product sales will continue to be concentrated in a limited number of customers. In addition, our customers typically are not contractually obligated to purchase any quantity of products in any particular period, and product sales to major customers have varied widely from period to period. In addition, as a result of the ongoing fluctuations in the capital markets for financing telecommunications and mobile cellular projects, the demand for our products and services has decreased significantly in the past four years and may continue to decrease. The loss of any existing customer, a significant reduction in the level of sales to any existing customer, or our inability to gain additional customers could result in declines in our revenues. If these revenue declines occur, our business, financial condition, and results of operations would be harmed.

Due to the significant volume of our international sales, we are susceptible to a number of political, economic and geographic risks that could harm our business.

We are highly dependent on sales to customers outside the United States. During the first half of fiscal 2006 sales to international customers accounted for 94% of the total net sales. During fiscal 2005 and 2004, sales to international customers accounted for 94% and 96% of our net sales, respectively. In the first half of fiscal 2006, sales to the Middle East/Africa region accounted for approximately 19% of our sales for that period. In both fiscal 2005 and 2004, sales to the Middle East/Africa region accounted for approximately 33% of our net sales. Also, significant portions of our international sales are in lesser developed countries. We expect that international sales will continue to account for the majority of our net product sales for the foreseeable future. As a result, the occurrence of any international, political, economic or geographic event that adversely affects our business could result in significant revenue shortfalls. These revenue shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks and challenges of doing business internationally include:

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

Acts of terrorism can negatively impact revenues.

The U.S. war against Iraq and the general socio- and geopolitical conditions in the Middle East, have negatively impacted, and may continue to negatively impact, the economy in general. This could impact our current and future business in the Middle East and could result in our customers delaying or canceling the purchase of our products, which would have a significant negative impact on our revenues. However, the redevelopment of these regions has provided us with sales opportunities recently and may continue to provide sales opportunities in future periods.

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

Our business requires extensive credit risk management that may not be adequate to protect against customer nonpayment. Risks of nonpayment and nonperformance by customers are a major consideration in our business. Our accounts receivable balance is also concentrated among a few customers, increasing our credit risk, although no customer accounted for more than 10% of accounts receivable as of September 30, 2005 and as of September 30, 2004.

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

During fiscal 2005 and the first six months of fiscal 2006, we used a significant amount of cash. This use of cash was primarily because of an increase in working capital requirements and net losses from operations. Although we used significant amounts of cash in the first half of fiscal 2006, our cash flow from operating activities was positive mainly because cash collections were very good and the operating losses decreased. We expect cash usage to increase due to increase in working capital requirements. As a result of cash requirements, we may need significant additional financing, which we may seek to raise through, among other things, public and private equity offerings and debt financing. In May 2005, we entered into an amendment to the existing Credit Facility Agreement we had with a commercial bank which expanded the amount of credit available under the facility and extended it to April 2007. Under the amended terms of the Credit Agreement, the total amount of revolving credit available was expanded to a total of $35 million less the outstanding balance of the term debt portion. The term debt portion was $16.7 million as of September 30, 2005. As the term debt portion is repaid, additional credit will be available under the revolving credit portion of the facility. We currently anticipate that our available cash and cash equivalents at September 30, 2005, combined with anticipated receipts of outstanding accounts receivable and the available credit under our $35 million credit facility as described above, should be sufficient to meet our anticipated needs for working capital and capital expenditures through the next 12 months.

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

During the first quarter of fiscal 2005, we borrowed $25 million on a long-term basis against our $35 million credit facility with a commercial bank. As part of the loan agreement, we have to maintain, as measured at the last day of each fiscal quarter, tangible net worth of at least $60 million plus (1) 25% of net income, as determined in accordance with GAAP, for such quarter and all preceding quarters since December 31, 2003 (exclusive of losses) and (2) 50% of any increase to net worth due to subordinated debt or net equity proceeds from either public or private offerings (exclusive of issuances of stock under our employee benefit plans) for such quarters subsequent to December 31, 2004. We also have to maintain, as measured at the last day of each calendar month, a ratio of (1) total unrestricted cash and cash equivalents plus short-term, marketable securities minus certain outstanding bank services divided by (2) the aggregate amount of outstanding borrowings and other obligations to the bank, of not less than 1.25 to 1.00 as of each quarter end and 1.00 to 1.00 as of each month end that is not a quarter end. As of September 30, 2005 we were in compliance with these financial covenants of the loan. We may be in breach of these covenants in future quarters which will make the long-term outstanding debt due to the bank immediately. We may not have the cash to pay off the outstanding debt immediately resulting in a secured creditor legal action against us.

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

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports or prevent fraud, our operating results could be misstated, our reputation may be harmed and the trading price of our stock could be negatively affected. As described in Management’s Annual Report on Internal Control Over Financial Reporting, the Company has determined that two significant deficiencies in the Company’s internal control over financial reporting are considered to be “material weaknesses” in our internal controls as defined in standards established by the American Institute of Certified Public Accountants. In general, a “material weakness” (as defined in PCAOB Auditing Standard No. 2) is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement in the annual or interim financial statements will not be prevented or detected. In the first half of 2006, we devoted significant resources to remediate and improve our internal controls related to these material weaknesses. We believe that these efforts have remediated the concerns that gave rise to the “material weakness” related to revenue recognition. We also believe we have improved internal controls related to the financial close and reporting process as described in Item 4 on this quarterly report on Form 10-Q. However, we cannot be certain that our controls over our financial processes and reporting will continue to be adequate in the future. Any failure of our internal controls over financial reporting could cause us to fail to meet our reporting obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of our market risks see “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4. CONTROLS AND PROCEDURES

a)	Evaluation and disclosure controls and procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) or 15d-15(b). Based on this evaluation, and because of the material weaknesses in our internal control over financial reporting described below, our management, including our CEO and CFO, has concluded that, as of September 30, 2005, our disclosure controls and procedures were ineffective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

In light of the material weaknesses noted below, the Company performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, the Company believes that the accompanying financial statements fairly present the financial condition and results of operation for the quarter ended September 30, 2005.

b)	Management’s Conclusions on Internal Control over Financial Reporting

Our management, with the participation of our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) of the Exchange Act. Our internal controls are designed to provide reasonable assurance to our management and members of our Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP).

Our management had performed an assessment of our internal controls over financial reporting as of March 31, 2005 and had identified the following two material weaknesses in internal control over financial reporting existing as of March 31, 2005. For the March 31, 2005 reporting management concluded that the Company did not maintain effective controls over the determination of revenue recognition for a non routine complex revenue transaction and did not have enough review procedures on the financial closing and reporting process. Management believes that in the six months ended September 30, 2005 we have remediated the weakness related to revenue recognition due to the expansion of internal review and clarification of internal policies which have been distributed to finance personnel worldwide. We have identified, developed and begun to implement a number of measures to strengthen our internal control over financial reporting and address the material weaknesses identified above, as discussed below. These measures are in the process of being reviewed and certain of these measures may be modified or superseded as management’s plan progresses and include:

Hiring qualified finance personnel: We hired additional staff including an Internal Audit Manager in the quarter ending June 30, 2005 and a Senior Compliance Auditor in July 2005 to increase the technical expertise and review within the corporate finance organization;

Extended financial statement reviews: We implemented extended and enhanced financial statement review procedures across all subsidiaries in advance of our periodic report filings;

Internal Audit: In the second quarter of fiscal 2006, we modified the mandate of our internal audit function to place a greater emphasis on the adequacy of, and compliance with, procedures relating to internal control over financial reporting; and

Manual Journal Entry Processes: We developed new procedures related to manual journal entries, which focus on approvals.

However, we would not consider this weakness remediated until we have performed internal testing over several quarters. Other than as described above, there has been no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected or is likely to materially affect our internal control over financial reporting.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	We held our annual meeting of stockholders on August 9, 2005.

(b)	The following directors were elected at the meeting, by the following votes:

Nominee	In favor	Withheld
Richard C. Alberding	57,729,533	32,064,510
Charles D. Kissner	74,491,697	15,302,346
Edward F. Thompson	65,487,574	24,606,469
James D. Meindl	82,021,989	7,772,054
William A. Hasler	56,338,175	33,455,868
V. Frank Mendicino	88,655,068	1,138,975

(c)	At the annual meeting, the following other matters were voted upon:

The proposal to approve an amendment and restatement of Stratex Networks, Inc. 1999 Employee Stock Purchase Plan:

For	Against	Abstain	Broker Non-Vote
56,794,246	1,399,852	91,902	31,508,043

The proposal to ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for fiscal 2006:

For	Against	Abstain	Broker Non-Vote
57,576,998	32,129,599	87,446	—

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

For a list of exhibits to this Quarterly Report on Form 10-Q, see the exhibit index located on page 55.

(b)	Reports on Form 8-K

On August 3, 2005, we furnished a current report on Form 8-K, regarding a press release announcing our financial results for the first quarter of fiscal year 2006, which ended on June 30, 2005.

On August 5, 2005 we filed a current report on form 8-K, regarding our Amendment of 2005 Proxy Statement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEX NETWORKS, INC.

Date: November 8, 2005	By	/S/ Carl A. Thomsen
Carl A. Thomsen
Senior Vice President, Chief Financial Officer and Secretary
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
4.1	Second Amendment to Amended and Restated Loan and Security Agreement between Stratex Networks, Inc. and Silicon Valley Bank, dated August 15, 2005.

31.1	Certification of Charles D. Kissner, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Carl A. Thomsen, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Charles D. Kissner, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Carl A. Thomsen, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.