Form 10-Q
period 2005-12-31
STRATEX NETWORKS INC
filed 2006-02-09
CIK 812703

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer   ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the Registrant’s common stock, par value $.01 per share, was 96,121,818 on February 3, 2006.

PART I - FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

STRATEX NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share amounts)

(Unaudited)

	December 31, 2005	March 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$29,466	$32,860
Short-term investments	10,614	15,831
Accounts receivable, net of allowance of $2,381 on December 31, 2005 and $2,769 on March 31, 2005	50,991	35,084
Inventories	40,340	36,780
Other current assets	11,313	10,572

Total current assets	142,724	131,127

Property and equipment, net	25,328	28,228
Other assets	656	1,276

Total assets	$168,708	$160,631

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$34,081	$34,472
Short-term debt (Note 3)	19,250	6,250
Accrued liabilities	33,553	27,701

Total current liabilities	86,884	68,423

Long-term debt (Note 2)	8,854	13,542
Long-term liabilities	16,066	18,643

Total liabilities	111,804	100,608

Commitments and contingencies (Note 5)	—	—

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value; 150,000 shares authorized; 96,223 and 94,918 issued and outstanding at December 31, 2005 and March 31, 2005, respectively	962	948
Additional paid-in-capital	487,663	485,382
Accumulated deficit	(419,340)	(413,725)
Accumulated other comprehensive loss	(12,381)	(12,582)

Total stockholders’ equity	56,904	60,023

Total liabilities and stockholders’ equity	$168,708	$160,631

See accompanying Notes to Condensed Consolidated Financial Statements.

STRATEX NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Net revenue	$55,514	$49,519	$166,941	$139,175
Cost of sales	39,308	42,015	122,966	116,317

Gross profit	16,206	7,504	43,975	22,858

Operating Expenses
Research and development	3,388	4,363	10,792	12,915
Selling, general and administrative	10,729	12,219	34,904	31,829
Restructuring charges	—	7,423	—	7,423
Amortization of intangible assets	—	791	—	1,581

Total operating expenses	14,117	24,796	45,696	53,748

Operating income (loss)	2,089	(17,292)	(1,721)	(30,890)

Other income (expense):
Interest income	303	238	784	540
Interest expense	(465)	(431)	(1,722)	(1,200)
Other expense, net	(495)	(330)	(1,563)	(673)

	(657)	(523)	(2,501)	(1,333)

Income (loss) before provision for income taxes	1,432	(17,815)	(4,222)	(32,223)

Provision for income taxes	619	119	1,392	473

Net income (loss)	$813	$(17,934)	$(5,614)	$(32,696)

Net income (loss) per common share:

Basic	$0.01	$(0.19)	$(0.06)	$(0.37)

Diluted	$0.01	$(0.19)	$(0.06)	$(0.37)

Weighted average shares outstanding

Basic	95,852	94,706	95,325	87,933

Diluted	97,892	94,706	95,325	87,933

See accompanying Notes to Condensed Consolidated Financial Statements.

STRATEX NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(5,614)	$(32,696)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Non-cash stock compensation charges	1,456	—
Depreciation and amortization expense	5,456	7,279
Changes in assets and liabilities
Accounts receivable	(15,609)	(5,893)
Inventories	(3,071)	(3,600)
Other assets	(144)	2,301
Accounts payable	(440)	(9,673)
Income tax payable	757	240
Other accrued liabilities	5,161	8,253
Long term liabilities	(2,552)	(613)

Net cash used for operating activities	(14,600)	(34,402)

Cash flows from investing activities:
Purchase of short-term investments	(70,164)	(78,675)
Proceeds from sale of short term investments	75,403	79,267
Purchase of property and equipment	(2,534)	(5,794)

Net cash provided by (used for) investing activities	2,705	(5,202)

Cash flows from financing activities:
Borrowings from banks	13,000	25,000
Repayment of bank borrowings	(4,687)	(3,646)
Proceeds from sales of common stock, net	840	23,758

Net cash provided by financing activities	9,153	45,112

Effect of exchange rate changes on cash	(652)	(2,476)

Net increase (decrease) in cash and cash equivalents	(3,394)	3,032
Cash and cash equivalents at beginning of period	32,860	21,626

Cash and cash equivalents at end of period	$29,466	$24,658

SUPPLEMENTAL DATA:
Interest paid	$872	$954
Income taxes paid	$699	$111

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

CASH AND CASH EQUIVALENTS

The Company generally considers all highly liquid debt instruments purchased with a remaining maturity of three months or less at the time of purchase, to be cash equivalents. Auction rate preferred securities are considered as short-term investments. Cash and cash equivalents consisted of cash, money market funds, and short-term securities as of December 31, 2005 and March 31, 2005.

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

Unrealized holding gains on the portfolio as of December 31, 2005 were insignificant. At December 31, 2005, the available-for-sale securities had contractual maturities ranging from 1 month to 12 months, with a weighted average maturity of 2 months.

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market, where cost includes material, labor and manufacturing overhead. Inventories consist of (in thousands):

	December 31, 2005	March 31, 2005
Raw materials	$10,575	$11,065
Work in process	681	488
Finished goods	29,084	25,227

	$40,340	$36,780

OTHER CURRENT ASSETS

Other current assets include the following (in thousands):

	December 31, 2005	March 31, 2005
Receivables from suppliers	$1,986	$2,566
Non-trade receivables	1,209	851
Prepaid expenses	3,165	5,615
Prepaid insurance	702	340
Income Tax and VAT tax refund	4,072	890
Other	179	310

	$11,313	$10,572

DEPRECIATION AND AMORTIZATION

Depreciation and amortization are reported in the applicable captions in the statement of operations based on the functional area that utilizes the related equipment and facilities. Any depreciation related to production facilities is therefore recorded as a component of cost of sales.

OTHER ASSETS – LONG TERM

Included in other assets as of December 31, 2005 are long-term deposits of $0.4 million for premises leased by the Company and $0.3 million for long-term accounts receivable. The long-term accounts receivable is due to the extended terms of credit granted by the Company to some of its customers.

As of March 31, 2005, other assets included deposits of $0.4 million for premises leased by the Company and $0.9 million for long-term accounts receivable.

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

ACCRUED LIABILITIES

Accrued liabilities include the following (in thousands):

	December 31, 2005	March 31, 2005
Customer deposits	$3,521	$1,822
Accrued payroll and benefits	2,479	2,250
Accrued commissions	5,033	2,117
Accrued warranty	4,892	5,340
Accrued restructuring	3,706	4,902
Accrued for customer discounts	4,874	3,688
Other	9,048	7,582

	$33,553	$27,701

The accrual for customer discount of $4.9 million and $3.7 million as of December 31, 2005 and March 31, 2005, respectively was for discount on certain volume levels reached by a customer.

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

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The following table summarizes the activity in OCI, with regard to the changes in fair value of derivative instruments, for the first nine months of fiscal 2006 and fiscal 2005 (in thousands):

	Nine Months Ended December 31, 2005	Nine Months Ended December 31, 2004
	Gains/(Losses)	Gains/(Losses)
Beginning balance on April 1	$90	$23
Net changes	(980)	356
Reclassifications to revenue	755	(385)
Reclassifications to cost of sales	2	(56)

Ending balance on December 31	$(133)	$(62)

An insignificant amount of loss was recognized in other income and expense in the first nine months of fiscal 2005 and in the first nine months of fiscal 2006 related to the exclusion of time value from effectiveness testing. There was no gain/loss arising from ineffectiveness resulting from forecasted transactions that did not occur.

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

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Accounts receivable concentrated with certain customers primarily in the telecommunications industry and in certain geographic locations may subject the Company to concentration of credit risk. The following table summarizes the number of our significant customers as a percentage of our accounts receivable balance at December 31, 2005 and March 31, 2005, along with the percentage of accounts receivable balance they individually represent. No other customer accounted for more than 10% of the accounts receivable balance at the dates indicated.

	December 31, 2005	March 31, 2005
Number of significant customers	3	—
Percentage of accounts receivable balance	15% , 11%, 10%	—

The following table summarizes the number of our significant customers, each of whom accounted for more than 10% of our revenues, along with the percentage of revenues they individually represent.

	Three Months Ended December 31, 2005	Three Months Ended December 31, 2004	Nine Months Ended December 31, 2005	Nine Months Ended December 31, 2004
Number of significant customers	1	2	1	1
Percentage of net sales	13%	17%, 12%	10%	19%

The Company actively markets and sells products in Russia, Africa, Asia, Europe, the Middle East and the Americas. The Company performs ongoing credit evaluations of its customers’ financial conditions and generally requires no collateral, although sales to Asia, Eastern Europe and the Middle East are primarily backed by letters of credit. The Company can discount the accounts receivable backed by certain letters of credit. The discount from the face amount of accounts receivable is netted against revenue on the income statement.

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

NET INCOME (LOSS) PER SHARE

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

	Three months ended December 31,		Nine months ended December 31,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Net income (loss) – as reported	$813	$(17,934)	$(5,614)	$(32,696)
Less: Stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(1,319)	(2,559)	(3,841)	(9,489)

Net income (loss) – pro forma	$(506)	$(20,493)	$(9,455)	$(42,185)

Net income (loss) per share- as reported:

Basic	$0.01	$(0.19)	(0.06)	$(0.37)

Diluted	0.01	(0.19)	(0.06)	(0.37)

Net income (loss) per share – pro forma:
Basic	$—	$(0.22)	$(0.10)	$(0.48)
Diluted	—	(0.22)	(0.10)	(0.48)

For purposes of pro forma disclosure under SFAS No. 123, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting period, using the multiple option method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended December 31,		Nine months ended December 31,
	2005	2004	2005	2004
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected stock volatility	90.4%	97.1%	96.6%	97.1%
Risk-free interest rate	4.4%	3.5%	3.9%	3.3%
Expected life of options from vest date	1.8 years	1.5 years	1.8 years	1.5 years
Forfeiture rate	Actual	Actual	Actual	Actual

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The fair value of each share granted under the employee stock purchase plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended December 31,		Nine months ended December 31,
	2005	2004	2005	2004
Expected stock volatility	45.6%	71.4%	49.6%	79.7%
Risk-free interest rate	3.9%	2.0%	3.1%	1.5%
Expected life of options from vest date	0.2 years	0.3 years	0.2 years	0.2 years

The weighted average fair value of stock options granted during the quarters ended December 31, 2005 and December 31, 2004 was $1.92 and $1.28, respectively.

COMPREHENSIVE INCOME (LOSS)

The following table reconciles net income (loss) to comprehensive income (loss) (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Net income (loss)	$813	$(17,934)	$(5,614)	$(32,696)
Other comprehensive income (loss):
Unrealized currency translation gain (loss)	148	549	177	291
Unrealized holding gain (loss) on investments	5	(2)	23	(60)

Comprehensive income (loss)	$966	$(17,387)	$(5,414)	$(32,465)

NEW ACCOUNTING PRONOUNCEMENTS

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

In May 2005, the Company entered into an amendment to the existing Credit Facility Agreement it had with the bank which expanded the amount of credit available under the facility and extended it to April 2007. Under the original agreement the amount of the revolving credit portion of the facility was restricted to $10 million. Under the amended terms, the amount of revolving credit available was expanded to a total of $35 million less the outstanding balance of the term debt portion. The term debt portion of our credit facility was $15.1 million as of December 31, 2005. As the term debt portion is repaid, additional credit will be available under the revolving credit portion of the facility. Short-term borrowings under the available credit under the revolving credit portion of the credit facility will be at the bank’s prime rate, which was 7.25% per annum at December 31, 2005, or LIBOR plus 2%. This facility is secured by the Company’s assets. As part of the loan agreement, there is a tangible net worth covenant and a liquidity ratio covenant.

At December 31, 2005, future long-term debt payment obligations were as follows:

Years ending March 31,
(in thousands)
2006	1,562
2007	6,250
2008	6,250
2009	1,042
Total	15,104

As of December 31, 2005, the Company had $6.8 million in standby letters of credit outstanding with financial institutions to support variance commitments, including bid and performance bonds issued to various customers that generally expire within one year. Of this $6.8 million

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

standby letters of credit, $5.9 million reduced the available credit under the revolving credit portion of our credit facility. Available credit under the revolving credit portion of the credit facility was $1.0 million as of December 31, 2005.

NOTE 3. SHORT-TERM DEBT

In December 2005, the Company borrowed $13 million on a short-term basis against its $35 million credit facility with a commercial bank as explained above and repaid this borrowing in January 2006. This borrowing was at the bank’s prime rate which was 7.25% on the date of borrowing.

NOTE 4. RESTRICTED STOCK PLAN

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

The following table summarizes shares vested upon achievement of certain performance goals defined in the agreement and related compensation expenses at the end of each period indicated.

	Three Months Ending,
	December 31, 2005	September 30, 2005	June 30, 2005
Number of shares vested	178,435	543,945	133,838
Price per share	$1.70	$1.70	$1.70
Compensation expense	$303,340	$924,707	$227,524

NOTE 5. COMMITMENTS AND CONTINGENCIES

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

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The changes in the warranty reserve balances during the periods indicated are as follows:

	Nine Months Ended December 31,
	2005	2004
Balance at the beginning of period	$5,340	$4,277
Additions related to current period sales	4,490	5,324
Warranty costs incurred in the current period	(4,053)	(4,097)
Adjustments to accruals related to prior period sales	(885)	(424)

Balance at the end	$4,892	$5,080

NOTE 6. RESTRUCTURING CHARGES

The Company did not record any restructuring charges in the first nine months of fiscal 2006.

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

The vacated building lease obligations recorded as restructuring charges in fiscal 2002, fiscal 2003, fiscal 2004 and fiscal 2005 included payments required under lease contracts, less estimated sublease income after the property had been vacated. To determine the lease loss, certain assumptions were made related to (1) the time period over which the building will remain vacant, (2) sublease terms, (3) sublease rates and (4) an estimate of brokerage fees. The $2.3 million and $4.6 million of charges for vacated building lease obligation recorded in fiscal 2005 and fiscal 2004, respectively, were primarily due to a decrease in estimated future sublease income.

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the activities of the restructuring accrual during the first nine months of fiscal 2006 and during fiscal year 2005 (in millions):

	Severance and Benefits	Facilities and Other	Total
Balance as of March 31, 2004	$1.1	$21.7	$22.8
Provision	3.8	3.6	7.4
Cash payments	(3.8)	(4.0)	(7.8)
Non- cash expenses	—	(0.6)	(0.6)
Reclassification of related rent accruals	—	1.2	1.2

Balance as of March 31, 2005	$1.1	$21.9	$23.0
Provision	—	—	—
Cash payments	(0.6)	(0.9)	(1.5)
Reclassification	0.3	(0.3)	—

Balance as of June 30, 2005	$0.8	$20.7	$21.5
Provision	—	—	—
Cash payments	(0.3)	(0.9)	(1.2)

Balance as of September 30, 2005	$0.5	$19.8	$20.3
Provision	—	—	—
Cash payments	(0.3)	(0.8)	(1.1)

Balance as of December 31, 2005	$0.2	$19.0	$19.2

Current portion	$0.2	$3.5	$3.7
Long-term portion	$—	$15.5	$15.5

Of the remaining accrual balance of $19.2 million as of December 31, 2005, $19.0 million is expected to be paid out in cash. The Company expects $3.5 million of the remaining accrual balance ($0.2 million of severance and benefits, $0.3 million of legal and other costs and $3.0 million of vacated building lease obligations) to be paid out in the remainder of fiscal 2006 and vacated building lease obligations of $15.5 million to be paid out during fiscal 2007 through fiscal 2012.

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

The following table sets forth net revenues and operating income (loss) by operating segments (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Products:
Revenues	$46,225	$41,839	$141,856	$116,596
Operating income (loss)	166	(18,393)	(5,985)	(34,237)

Services:
Revenues	9,289	7,680	25,085	22,579
Operating income	1,923	1,101	4,264	3,347

Total:
Revenues	$55,514	$49,519	$166,941	$139,175
Operating income (loss)	2,089	(17,292)	(1,721)	(30,890)

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table sets forth net revenues from unaffiliated customers by product (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Eclipse	$33,259	$12,195	$88,808	$24,926
XP4	4,328	18,762	17,033	52,391
Altium	2,846	4,671	15,257	19,463
DXR	2,030	4,005	13,283	13,760
Other Products	3,762	2,206	7,475	6,056

Total Products	46,225	41,839	141,856	116,596
Total Services	9,289	7,680	25,085	22,579

Total Revenues	$55,514	$49,519	$166,941	$139,175

The following table sets forth revenues from unaffiliated customers by geographic region (in thousands) for:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Poland	$6,717	$6,033	$18,517	$9,571
Russia	603	8,281	9,280	24,407
Other Europe	9,431	7,392	25,844	18,640
Middle East	1,824	6,030	10,413	16,295
United States	2,870	2,558	9,064	9,135
Other Americas	5,690	6,020	19,255	19,139
Bangladesh	4,652	1,383	17,910	1,383
Other Asia/Pacific	8,537	8,243	29,438	18,006
Nigeria	7,850	1,660	14,200	10,081
Other Africa	7,340	1,919	13,020	12,518

Total Revenue	$55,514	$49,519	$166,941	$139,175

STRATEX NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Long-lived assets by country consisting of net property and equipment was as follows (in thousands):

	December 31, 2005	March 31, 2005
New Zealand	$4,005	$4,630
United Kingdom	14,719	15,778
United States	3,828	4,774
Other foreign countries	2,776	3,046

Total property and equipment, net	$25,328	$28,228

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussions in this Quarterly Report on Form 10-Q should be read in conjunction with our accompanying Financial Statements and the related notes thereto. This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions also identify forward looking statements. The forward looking statements in this Quarterly Report on Form 10-Q are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements and include, without limitation, statements regarding:

•	Our belief that global economic growth rates though modest also contributed in the increase of revenue in the first nine months of fiscal 2006 as compared to the first nine months of fiscal 2005;

•	Our belief that we have accomplished certain financial improvements mainly because of the success of our product Eclipse and due to the streamlining of operations by taking certain cost reduction measures over the past few years.

•	Our expectation that cash requirements for the product operating segment will continue to be primarily for working capital requirements, restructuring payments and research and development activities,

•	Our expectation that the cash usage for the product operating segment will increase in the fourth quarter of fiscal 2006 due to an increase in working capital primarily related to accounts receivable;

•	Our expectation that the cash requirements for our service operating segment will continue to be primarily for labor costs and spare parts;

•	Our expectation that gross margins will continue to increase in the fourth quarter of fiscal year 2006 due to the continued increase in sales of our Eclipse product which has higher margins as compared to our legacy product lines;

•	Our expectation that research and development expenses will increase somewhat in the remainder of fiscal 2006 as we continue to focus on our efforts to expand our Eclipse product line features and capabilities;

•	Our belief that we have made adequate provisions for potential exposure related to inventory purchase for orders which may not be utilized.

•	Our plan to pay out in cash the $3.5 million of the remaining accrual balance ($0.2 million of severance and benefits, $0.3 million of legal and other costs and $3.0 million of vacated building lease obligations) in the next twelve months and vacated building lease obligations of $15.5 million during fiscal 2007 through fiscal 2012;

•	Our plan to minimize our overall customer financing exposures by discounting receivables when possible, facilitating third party financing and arranging letters of credit;

•	Our belief that we have the financial resources needed to meet our business requirements for at least the next 12 months;

•	Our belief that our available cash and cash equivalents at December 31, 2005 combined with anticipated receipts of outstanding accounts receivable, the liquidation of other current assets and our $1.0 million available credit on our revolving credit facility should be sufficient to meet our anticipated needs for working capital and capital expenditures for the next twelve months;

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	Our belief that the legal proceedings and claims that arise in the normal course of our business will not have a material adverse effect on our business, financial position, and results of operations;

•	Our expectation that competition will increase;

•	Our expectation that international sales will continue to account for the majority of our net product sales for the foreseeable future;

•	Our expectation that we will continue to experience declining average sales prices for our products;

•	Our expectation that the redevelopment of the Middle East regions may continue to provide sales opportunities in future periods;

•	Our belief that successful new product introductions provide a significant competitive advantage because customers make an investment of time in selecting and learning to use a new product, and are reluctant to switch thereafter;

•	Our statements relating to improvements in the overall business outlook and global economic conditions;

•	Our belief that we maintain adequate reserves to cover exposure for doubtful accounts; and

•	Our belief that our ability to compete successfully will depend on a number of factors both within and outside our control.

All forward-looking statements included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or statements. The reader should also consult the cautionary statements and risk factors listed in this Quarterly Report including those contained in the section, “Factors That May Affect Future Financial Results,” beginning on page 40 in this Quarterly Report, and those listed from time to time in our Reports on Forms 10-Q, 8-K, and our most recent Annual Report on Form 10-K for the year ended March 31, 2005, in evaluating these forward-looking statements.

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

service providers, and to distributors, including value-added resellers (VARs) and agents. We have equipment installed in over 150 countries, and a significant percentage of our revenue is derived from sales outside the United States. Our revenues from sales of equipment and services outside the United States were 95% in the first nine months of fiscal 2006, 94% in fiscal 2005 and 96% in fiscal 2004.

In the third quarter of fiscal 2006, in addition to other new products, we introduced some initial products as part of our plan to roll out the next generation of Eclipse products. Our results of operations continued to improve in the third quarter as compared to the prior quarters of fiscal 2006. We achieved some milestones that we had been focusing on as part of our strategic plan.

•	Gross margins increased to 29% in the third quarter of fiscal 2006 from 27% in the second quarter of fiscal 2006.

•	Net income was $0.8 million as opposed to a net loss of $2.3 million in the second quarter of fiscal 2006 and a net loss of $17.9 million in the third quarter of fiscal 2005.

We recorded $0.3 million of stock compensation charges due to the accelerated vesting of restricted stock on achievement of financial performance targets defined in the Restricted Stock Plan.

We believe that we have accomplished these financial improvements mainly because of the success of the expanding Eclipse product line and due to the streamlining of operations by taking certain cost reduction measures over the past few years. Orders for Eclipse products were at $64.7 million in the third quarter of fiscal 2006, a 100% increase compared to the $32.2 million in orders recorded in the second quarter of fiscal 2006. Eclipse orders in the third quarter of fiscal 2005 were $22 million. Revenue from Eclipse products in the third quarter of fiscal 2006 was $33.3 million as compared $12.2 million in the third quarter of fiscal 2005.

We used $14.6 million of cash for our operations in the first nine months of fiscal 2006. In December 2005 we borrowed $13.0 million in short term borrowings against our existing line of credit. This was repaid in January 2006.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies, see our Annual Report on Form 10-K for the year ended March 31, 2005. There have been no changes to our critical accounting policies in the quarter ended December 31, 2005.

Results of Operations

Revenues

Net sales for the third quarter of fiscal 2006 increased to $55.5 million, compared to $49.5 million reported in the third quarter of fiscal 2005, and increased to $166.9 million for the first nine months of fiscal 2006, compared to $139.2 million in the first nine months of fiscal 2005. We believe that this increase was primarily attributable to an increase in the demand for our product, Eclipse, that began shipping in the fourth quarter of fiscal 2004 and also due to wireless subscriber growth and growth in fixed wireless transmission infrastructures in developing

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

countries. In the third quarter of fiscal 2006 sales in the Asia region were $13.2 million and sales in the Africa region was $15.2 as compared to $9.6 million sales in the Asia region and $3.6 million sales in the Africa region in the third quarter of fiscal 2005, respectively. We believe that global economic growth rates though modest also contributed to the increase in revenue.

Revenue by geographic regions. The following table sets forth information on our sales by geographic regions for the periods indicated (in thousands):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2005	% of Total	2004	% of Total	2005	% of Total	2004	% of Total
Poland	$6,717	12%	$6,033	12%	$18,517	11%	$9,571	7%
Russia	603	1%	8,281	17%	9,280	6%	24,407	17%
Other Europe	9,431	17%	7,392	15%	25,844	16%	18,640	13%
Middle East	1,824	3%	6,030	12%	10,413	6%	16,295	12%
United States	2,870	5%	2,558	5%	9,064	5%	9,135	7%
Other Americas	5,690	10%	6,020	12%	19,255	12%	19,139	14%
Bangladesh	4,652	9%	1,383	3%	17,910	11%	1,383	1%
Other Asia/Pacific	8,537	16%	8,243	17%	29,438	17%	18,006	13%
Nigeria	7,850	14%	1,660	3%	14,200	8%	10,081	7%
Other Africa	7,340	13%	1,919	4%	13,020	8%	12,518	9%

Total Revenue	$55,514		$49,519		$166,941		$139,175

The increase in net revenue was primarily due to growth of business in Poland, Bangladesh, Thailand, Nigeria, and Other Africa. There was a significant decrease in revenue in the Russia and Middle East region.

Net sales in Russia decreased in the third quarter of fiscal 2006 to $0.6 million from $8.2 million in the third quarter of fiscal 2005 and from $24.4 million in the first nine months of fiscal 2005 to $9.3 million in the first nine months of fiscal 2006 mainly because of reduced sales to one customer in that region. We expect revenue in Russia to increase in the fourth quarter of fiscal 2006. In the third quarter of fiscal 2006 net sales to Nigeria increased significantly to $7.9 million as compared to $1.7 million in the third quarter of fiscal 2005 mainly due to network expansion by one major customer in that region. In the first nine months of fiscal 2006 net sales to Nigeria increased to $14.2 million as compared to $10.1 million also due to the same reasons. Net sales in the Other Africa region also increased significantly in the third quarter of fiscal 2006 as compared to third quarter of fiscal 2005 mainly because of growth of fixed wireless infrastructures in this region. Revenue in Bangladesh increased due to rapid expansion of several networks in this region. Revenue from Bangladesh in the first nine months of fiscal 2006 was $17.9 million as compared to $1.4 million in the first nine months of fiscal 2005. Revenue from Other Asia and Pacific region in the first nine months of fiscal 2006 increased significantly to $29.4 million as compared to $18.0 million in the first nine months of fiscal 2005 mainly due to increase in sales in Thailand. Revenue in Thailand increased by $12.4 million in the first nine months of fiscal 2006 as compared to the first nine months of fiscal 2005. The increase in

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

revenue in Thailand is due to increased sales to a major customer in that region and also due to recognition of revenue in the first quarter of fiscal 2006 of $4.4 million on one major sale of legacy equipment that had previously been deferred. Net sales to Poland increased to $18.5 million in the first nine months of fiscal 2006 from $9.6 million in the first nine months of fiscal 2005 in part due to increased sales to an existing long term customer and in part due to sales to new customers.

Orders and backlog. During the third quarter of fiscal 2006, we received $84.8 million in new orders shippable over the next 12 months, compared to $54.4 million in the third quarter of fiscal 2005. During the first nine months of fiscal 2005, we received $190.6 million in new orders shippable over the next 12 months compared to $145.8 million new orders in the first nine months of fiscal 2005, representing an increase of approximately 31%. The backlog at December 31, 2005 was $85.2 million, compared to $58.9 million at December 31, 2004 and $69.7 million at March 31, 2005. We review our backlog on an ongoing basis and make adjustments to it if required. Orders in our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period.

The following table summarizes the number of our customers, each of whom accounted for more than 10% of our backlog as at the end of the period indicated, along with the percentage of backlog they individually represent.

	December 31, 2005	December 31, 2004
Number of customers	2	2
Percentage of backlog	13%, 10%	22%, 14%

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Product operating segment. The revenue and operating income for the product operating segment for the periods indicated were as follows (in thousands):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2005	% of Total	2004	% of Total	2005	% of Total	2004	% of Total
Eclipse	$33,259	72%	$12,195	29%	$88,808	63%	$24,926	21%
XP4	4,328	10%	18,762	45%	17,033	12%	52,391	45%
Altium	2,846	6%	4,671	11%	15,257	11%	19,463	17%
DXR	2,030	4%	4,005	10%	13,283	9%	13,760	12%
Other Products	3,762	8%	2,206	5%	7,475	5%	6,056	5%

Total Revenue	$46,225	100%	$41,839	100%	$141,856	100%	$116,596	100%

Operating Income (Loss)	$166	—	$(18,393)	(44)%	$(5,985)	(4)%	$(34,237)	(29)%

Net sales of Eclipse increased significantly to $33.3 million in the third quarter of fiscal 2006 and $88.8 million in the first nine months of fiscal 2006 as compared to $12.2 million in the third quarter of fiscal 2005 and $24.9 million in the first nine months of fiscal 2005, respectively. Net sales of our XP4 product line decreased significantly to $4.3 million in the third quarter of fiscal 2006 from $18.8 million in the third quarter of fiscal 2005 and from $52.4 million in the first nine months of fiscal 2005 to $17.0 million in the first nine months of fiscal 2006, primarily because the demand for this product was replaced by our newer product Eclipse. Net sales of our DXR product line decreased by $2.0 million in the third quarter of fiscal 2006 as compared to the third quarter of fiscal 2005, though on a year to date basis, there was no significant change in net sales of DXR, primarily because in the first quarter of fiscal 2006 we recognized $4.4 million of DXR product revenue which was deferred in prior quarters.

Operating income for the product operating segment was $0.2 million in the third quarter of fiscal 2006 as opposed to an operating loss of $18.4 million in the third quarter of fiscal 2005, primarily due to higher margins on the sales of Eclipse as compared to our older legacy product lines. Also, the margins in the third quarter of fiscal 2005 were lower than as compared to the third quarter of fiscal 2006 because the Company recorded $7.4 million of restructuring charges in the third quarter of fiscal 2005. Operating loss for the product operating segment as a percentage of product revenue in the first nine months of fiscal 2006 improved by 25% as compared to first nine months of fiscal 2005 also due to the same reasons.

Cash used for the product operating segment was primarily to fund working capital requirements. The cash used by this segment was also to fund research and development activities, capital expenses, restructuring payments and term loan payments. We expect cash requirements for this segment to continue to be primarily for working capital requirements, restructuring payments and research and development activities. We expect cash usage to increase in the fourth quarter of fiscal 2006 due to an increase in working capital requirements primarily due to higher volumes and specifically related to accounts receivable.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Service Operating Segment. The revenue and operating income for the service operating segment for the periods indicated in the table below were as follows: (in thousands)

	Three Months Ended December 31,				Nine Months Ended December 31,
	2005	% of Revenue	2004	% of Revenue	2005	% of Revenue	2004	% of Revenue
Service Revenue	$6,343		$4,749		$15,965		$13,535
Operating Income	668	11%	124	3%	860	5%	264	2%

Repair Revenue	2,946		2,931		9,120		9,044
Operating Income	1,255	43%	977	33%	3,404	37%	3,083	34%

Total Revenue	$9,289		$7,680		$25,085		$22,579
Total Operating Income	$1,923	21%	$1,101	14%	$4,264	17%	$3,347	15%

Services revenue includes, but is not limited to, installation, network design, path surveys, integration, and other revenues derived from the services we provide to our customers. In the third quarter of fiscal 2006, service revenue increased to $6.3 million as compared to $4.7 million in the third quarter of fiscal 2005. The operating income improved from 3% to 11% mainly due to fixed field service costs being spread over higher revenue levels. Field service revenue in the first nine months of fiscal 2006 was also higher as compared to the first nine months of fiscal 2005.

There was no significant change in repair revenue and the related operating income in the third quarter and the first nine months of fiscal 2006 as compared to the third quarter and the first nine months of fiscal 2005, respectively. The operating income from repair revenue improved by $0.3 million in the third quarter of fiscal 2006 as compared to the third quarter of fiscal 2005 mainly due to lower material and labor repair costs.

The cash requirements in the service operating segment were primarily to purchase spare parts to provide repair services to our customers and for payment of labor expenses. We also paid cash to several third party vendors for assistance in the installation of our products. We expect the cash requirements for this segment to continue to be primarily for labor costs and spare parts.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross Profit

	Three Months Ended December 31,				Nine Months Ended December 31,
	2005	% of Net Sales	2004	% of Net Sales	2005	% of Net Sales	2004	% of Net Sales
Net Sales	$55,514	100%	$49,519	100%	$166,941	100%	$139,175	100%
Cost of Sales	39,308	71%	39,434	80%	122,966	74%	113,736	82%
Inventory Valuation Charges	—		2,581	5%	—		2,581	2%

Gross Profit	$16,206	29%	$7,504	15%	$43,975	26%	$22,858	16%

Gross profit as a percentage of net sales increased to 29% in the third quarter of fiscal 2006, as compared to 15% in the third quarter of fiscal 2005. This increase in gross profit was primarily due to a favorable product mix impact of approximately 7%. Higher sales of our product Eclipse contributed significantly to the increase in gross margins. Pricing had a favorable impact of approximately 4% and manufacturing period costs had a favorable impact of approximately 3% on the gross profit for the third quarter of fiscal 2006 as compared to the gross profit for the third quarter of fiscal 2005. The gross profit in third quarter of fiscal 2005 was negatively impacted by 5% due to inventory valuation charges of $2.6 million. These inventory valuation charges were for inventories not expected to be sold.

The increase in gross margin in the first nine months of fiscal 2006, as compared to the first nine months of fiscal 2005, was primarily due to a favorable product mix impact of approximately 7%. Pricing had a favorable impact of 1% and manufacturing period costs had a favorable impact of approximately 2% on the gross profit for the first nine months of fiscal 2006 as compared to the first nine months of fiscal 2005. Inventory valuation charges as explained above had a 2% unfavorable impact on the gross margin of first nine months of fiscal 2005.

Our gross profit percentage showed a gradual increase in the first three quarters of fiscal 2006 as indicated in the table below.

	Three Months ended
	December 31, 2005	September 30, 2005	June 30, 2005
Net Revenue	$55,514	$56,554	$54,872
Gross Margin	16,206	15,168	12,601
Percentage of Net Revenue	29%	27%	23%

We expect gross profit, as a percentage of sales, to continue to increase in the fourth quarter of fiscal 2006 due to an increase in sales of our newer product Eclipse which has higher margins as compared to our legacy product lines.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Research and Development

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Research and development	$3,388	$4,363	$10,792	$12,915
% of net sales	6.1%	8.8%	6.5%	9.3%

In the third quarter of fiscal 2006, research and development expenses decreased to $3.4 million from $4.4 million in the third quarter of fiscal 2005. This decrease was primarily due to the shut down of our Cape Town, South Africa operations in the third quarter of fiscal 2005 as part of our restructuring plan and the reduced engineering expenses related to our legacy products. In the first nine months of fiscal 2006, research and development expenses also decreased to $10.8 million from $12.9 million in the first nine months of fiscal 2005 primarily due to the same reasons stated above.

We expect research and development expenses to increase slightly in the fourth quarter of fiscal 2006 as we continue to focus on our efforts to expand our Eclipse product line features and capabilities.

Selling, General and Administrative

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Selling, general and administrative	$10,729	$12,219	$34,904	$31,829
% of net sales	19.3%	24.6%	20.9%	22.9%

In the third quarter of fiscal 2006, selling, general and administrative expenses decreased to $10.7 million from $12.2 million in the third quarter of fiscal 2005. This decrease was due to lower third-party agent commissions and due to reduction in salary and depreciation related to cost reduction measures taken in the third quarter of fiscal 2005.

Selling, general and administrative expenses in the first nine months of fiscal 2006 increased to $34.9 million from $31.8 million in the first nine months of fiscal 2005 primarily due to higher third party agent commissions on sales of our products resulting from an increase in net sales, especially in the Asia/Pacific region. Net sales in the Asia/Pacific region in the first nine months of fiscal 2006 were $47.3 million as compared to $19.4 million in the first nine months of fiscal 2005.

We expect our selling, general and administrative expenses to increase in the fourth quarter of fiscal 2006 primarily due to higher selling expenses and agent commissions.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restructuring Charges

The Company did not record any restructuring charges in the first nine months of fiscal 2006.

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

The vacated building lease obligations recorded as restructuring charges in fiscal 2002, fiscal 2003, fiscal 2004 and fiscal 2005 included payments required under lease contracts, less estimated sublease income after the property has been vacated. To determine the lease cost, certain assumptions were made related to (1) the time period over which the building will remain vacant, (2) sublease terms, (3) sublease rates and (4) an estimate of brokerage fees. The $2.3 million and $4.6 million of charges for vacated building lease obligation recorded in fiscal 2005 and fiscal 2004, respectively, were primarily due to a decrease in estimated future sublease income.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the activities of the restructuring accrual during the first nine months of fiscal 2006 and during fiscal year 2005 (in millions):

	Severance and Benefits	Facilities and Other	Total
Balance as of March 31, 2004	$1.1	$21.7	$22.8
Provision	3.8	3.6	7.4
Cash payments	(3.8)	(4.0)	(7.8)
Non- cash expenses	—	(0.6)	(0.6)
Reclassification of related rent accruals	—	1.2	1.2

Balance as of March 31, 2005	$1.1	$21.9	$23.0
Provision	—	—	—
Cash payments	(0.6)	(0.9)	(1.5)
Reclassification	0.3	(0.3)	—

Balance as of June 30, 2005	$0.8	$20.7	$21.5
Provision	—	—	—
Cash payments	(0.3)	(0.9)	(1.2)

Balance as of September 30, 2005	$0.5	$19.8	$20.3
Provision	—	—	—
Cash payments	(0.3)	(0.8)	(1.1)

Balance as of December 31, 2005	$0.2	$19.0	$19.2

Current portion	$0.2	$3.5	$3.7
Long-term portion	$—	$15.5	$15.5

The remaining accrual balance of $19.2 million as of December 31, 2005, $19.0 million is expected to be paid out in cash. The Company expects $3.5 million of the remaining accrual balance ($0.2 million of severance and benefits, $0.3 million of legal and other costs and $3.0 million of vacated building lease obligations) to be paid out in the remainder of fiscal 2006 and vacated building lease obligations of $15.5 million to be paid out during fiscal 2007 through fiscal 2012.

Other Income (Expense)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Interest income	$303	$238	$784	$540
Interest expense	(465)	(431)	(1,722)	(1,200)

Other expenses, net	(495)	(330)	(1,563)	(673)
Provision for income taxes	(619)	(119)	(1,392)	(473)

Interest income was $0.3 million in the third quarter of fiscal 2006 compared to $0.2 million in the third quarter of fiscal 2005. The increase was primarily due to higher interest rates in fiscal

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2006 as compared to the third quarter of fiscal 2005. In the first nine months of fiscal 2006, interest income increased to $0.8 million from $0.5 million in the first nine months of fiscal 2005 primarily due to the same reason stated above.

Interest expense was $0.5 million in the third quarter of fiscal 2006 compared to $0.4 million in the third quarter of fiscal 2005 and increased by $0.5 million for the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005 primarily due to bank borrowings under our credit facility on May 27, 2005.

Other expense increased to $0.5 million in the third quarter of fiscal 2006 compared to $0.3 million in the third quarter of fiscal 2005. This increase was primarily due to higher foreign currency exchange losses and an increase in the cost of hedging our foreign currency exposure risk. Other expense also increased significantly to $1.6 million in the first nine months of fiscal 2006 compared to $0.7 million in the first nine months of fiscal 2005 due to the same reasons stated above.

Provision for income taxes increased from $0.1 million in the third quarter of fiscal 2005 to $0.6 million in the third quarter of fiscal 2006 and from $0.5 million in the first nine months of fiscal 2005 to $1.4 million in the first nine months of fiscal 2006. This increase was mainly due to increase in provision for income taxes due to increase in taxable income of some of our foreign subsidiaries. Taxable income of our subsidiaries in Poland and Mexico increased significantly in the first nine months of fiscal 2006 as compared to the first nine months of fiscal 2005. Also, the number of subsidiaries with taxable income increased in the first nine months of fiscal 2006 as compared to first nine months of fiscal 2005. Our subsidiaries in Singapore and India reported taxable income in the first nine months of fiscal 2006. There was no taxable income reported by these subsidiaries in the first nine months of fiscal 2005.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Net cash used for operating activities in the first nine months of fiscal 2006 was $14.6 million, compared to net cash used by operating activities of $34.4 million in the first nine months of fiscal 2005. The discussion below related to changes in assets and liabilities exclude the impact of changes in foreign exchange rates. The amount used in operating activities was due to net loss, as adjusted to exclude non-cash charges and benefits and changes in working capital requirements, including a significant increase in accounts receivable and inventories.

Accounts receivable increased by $15.6 million in the first nine months of fiscal 2006 as compared to an increase of $5.9 million in the first nine months of fiscal 2005. Accounts receivable increased in the first nine months of fiscal 2005 primarily due to higher sales levels. Days sales outstanding (“DSO”) for receivables increased from 77 days as of March 31, 2005 to 83 days as of December 31, 2005. Our accounts receivable and DSO were primarily affected by timing of shipments.

Inventories increased by $3.1 million in the first nine months of fiscal 2006 as compared to an increase of $3.6 million in the first nine months of fiscal 2005. The increase in inventories was primarily due to increased inventory levels to support the higher orders in fiscal 2006. As mentioned earlier, our backlog at the end of third quarter of fiscal 2006 was $85.2 million as compared to $69.7 million at March 31, 2005.

Accrued liabilities increased by $5.9 million in the first nine months of fiscal 2006. This was primarily due to an increase in accrued agent commission in Asia/ Pacific region, customer deposits and accrued customer credits.

Net cash provided by investing activities in the first nine months of fiscal 2006 was $2.7 million, compared to net cash used in investing activities of $5.2 million in the first nine months of fiscal 2005. In the first nine months of fiscal 2006, proceeds from sales of investments, net of purchases, were $5.2 million as compared to net sales of $0.6 million in the first nine months of fiscal 2005. Purchases of property and equipment were $2.5 million in the first nine months of fiscal 2006 compared to $5.8 million in the first nine months of fiscal 2005. The decrease in capital expenditures was primarily due to a reduction in the purchase of service parts to support our older product lines.

Net cash provided by financing activities in the first nine months of fiscal 2006 was $9.2 million compared to $45.1 million in the first nine months of fiscal 2005. In the third quarter of fiscal 2006, we borrowed $13 million against our line of credit of $35 million with a commercial bank. In the first nine months of fiscal 2006, we repaid $4.7 million of our $25 million long-term loan. Proceeds from the sale of common stock of $0.8 million were entirely from the exercise of employee stock options and the employee stock purchase plan. In the first nine months of fiscal 2005, we borrowed $25 million against our line of credit of $35 million with a commercial bank. In addition, proceeds from the sale of common stock included $22.9 million (net of expenses) raised by issuing 10,327,120 shares of common stock at a price of $2.36 per share and $0.9 million from the exercise of employee stock options and the employee stock purchase plan.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash requirements

Our cash requirements for the next 12 months are primarily to fund:

•	Operations including working capital

•	Research and development

•	Restructuring payments

•	Capital expenditures

•	Repayment of short-term and long term debt

Commercial commitments

As of December 31, 2005, we had $6.8 million in standby letters of credit outstanding with financial institutions to support various commitments, including bid and performance bonds issued to various customers. The majority of these letters of credit expire within twelve months. Also, as of December 31, 2005, we had outstanding forward foreign exchange contracts in the aggregate amount of $38.7 million expiring within six months.

Contractual obligations

The following table provides information related to our remaining contractual obligations:

	Payments due (in thousands):
	Years ending March 31,
	2006	2007	2008	2009	2010	2011 & beyond	Total Obligations
Operating leases (a)	$1,429	$5,602	$5,810	$5,945	$6,100	$5,138	$30,024
Unconditional purchase obligation (b)	$43,122	—	—	—	—	—	$43,122
Long-term debt (c)	$1,562	$6,250	$6,250	$1,042	—	—	$15,104
Short-term debt (d)	$13,000						$13,000

(a)	Contractual cash obligations include $18.5 million of lease obligations that have been accrued as restructuring charges as of December 31, 2005.
(b)	We have firm purchase commitments with various suppliers as of the end of December 2005. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or cancelled. Certain agreements provide for potential cancellation penalties. Our policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable. We believe we have made adequate provisions for potential exposure related to inventory purchases for orders which may not be utilized.
(c)	See discussion of “repayment of long-term debt” in the following paragraphs.
(d)	See discussion of “repayment of short-term debt” in the following paragraphs.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restructuring payments

Of the remaining restructuring accrual balance of $19.2 million as of December 31, 2005, $19.0 million is expected to be paid out in cash. The Company expects $3.5 million of the remaining accrual balance ($0.2 million of severance and benefits, $0.3 million of legal and other costs and $3.0 million of vacated building lease obligations) to be paid out in the remainder of fiscal 2006 and vacated building lease obligations of $15.5 million to be paid out during fiscal 2007 through fiscal 2012.

Customer financing

Commencing in fiscal 2004, we have granted extended terms of credit to some of our customers in order to position ourselves in certain markets and to promote opportunities for our new Eclipse product line. As of December 31, 2005 we have $0.3 million recorded as long-term accounts receivable due to these extended terms of credit granted to our customers. Although we may commit to provide financing to customers in order to position ourselves in certain markets, we remain focused on minimizing our overall customer financing exposures by discounting receivables when possible, raising third party financing and arranging letters of credit.

Repayment of long-term debt

In the first quarter of fiscal 2005, we borrowed $25 million, on a long-term basis, against our $35 million revolving credit facility with a commercial bank. This loan is payable in equal monthly installments of principal plus interest over a period of four years. This loan is at a fixed interest rate of 6.38%. As of December 31, 2005 we had repaid $9.9 million of this loan.

As part of the loan agreement, we have to maintain, as measured at the last day of each fiscal quarter, tangible net worth of at least $60 million plus (1) 25% of net income, as determined in accordance with GAAP, for such quarter and all preceding quarters since December 31, 2003 (exclusive of losses) and (2) 50% of any increase to net worth due to subordinated debt or net equity proceeds from either public or private offerings (exclusive of issuances of stock under our employee benefit plans) for such quarters subsequent to December 31, 2004. We also have to maintain, as measured at the last day of each calendar month, a ratio of (1) total unrestricted cash and cash equivalents plus short-term, marketable securities minus certain outstanding bank services divided by (2) the aggregate amount of outstanding borrowings and other obligations to the bank, of not less than 1.25 to 1.00 as of each quarter end and 1.00 to 1.00 as of each month end that is not a quarter end, with the exception of the quarter ended December 31, 2005, for which the ratio requirement was reduced from 1.25 to 1.00 to 1.00 to 1.00. As of December 31, 2005 we were in compliance with these financial covenants of the loan.

Repayment of short-term debt

In December 2005 we borrowed $13 million on a short-term basis against our $35 million credit facility with a commercial bank as described above and repaid this borrowing in January 2006. This borrowing was at the bank’s prime rate which was 7.25% on the date of borrowing.

Sources of cash:

At December 31, 2005, our principal sources of liquidity consisted of $40 million in cash and cash equivalents and short-term investments and $1 million of available credit under our credit facility of $35 million with a commercial bank.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Available credit facility

At the end of December 2005, we had $1 million of credit available against our $35 million revolving credit facility with a commercial bank as mentioned above. This credit available is per an amendment to the existing Credit Facility Agreement with the commercial bank effective April 30, 2005 which expanded the amount of credit available under the facility and extended it to April 2007. Per the original agreement the amount of the revolving credit portion of the facility was restricted to $10 million. Under the amended terms, the total amount of revolving credit available was expanded to $35 million less the outstanding balance of the term debt portion and any usage under the revolving credit portion. The balance of the long-term debt portion of our credit facility was $15.1 million and short-term debt portion was $13 million as of December 31, 2005 and there were $5.9 million outstanding letters of credit as of that date which are defined as usage under the revolving credit portion of the facility. As the term debt portion is repaid, additional credit will be available under the revolving credit portion of the facility. Short-term borrowings under the revolving credit facility will be at the bank’s prime rate, which was 7.25% per annum at December 31, 2005, or LIBOR plus 2%.

We used a significant amount of cash in the third quarter of fiscal 2006. As discussed earlier this was primarily due to an increase in accounts receivable due to timing of shipments and an increase in inventory levels to support the increase in backlog at the end of December 2005. We plan to remain focused on management of inventory, expenses and accounts receivable which have the largest direct impact on cash. We expect to continue to use cash in the fourth quarter of fiscal 2006, due to increases in working capital as a result of higher business volumes, primarily related to accounts receivable.

We believe that our available cash and cash equivalents at December 31, 2005 combined with anticipated receipts of outstanding accounts receivable and available credit under our revolving credit facility should be sufficient to meet our anticipated needs for working capital and capital expenditures for the next twelve months.

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio.

	Years Ended March 31 (In thousands)
	2006	2007
Cash equivalents and short-term investments (a)	$30,871	$3,093
Weighted average interest rate	4.15%	3.26%

(a)	Does not include cash of $6.1 million held in bank checking and deposit accounts including those held by our foreign subsidiaries.

The primary objective of our short-term investment activities is to preserve principal while maximizing yields, without significantly increasing risk. Our short-term investments are at fixed interest rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have been immaterial. The average days to maturity for investments held at December 31, 2005 were 50.2 days and these investments had an average yield of 4.08% per annum.

As of December 31, 2005, unrealized losses on investments were insignificant. The investments have been recorded at fair value on our balance sheet.

Exposure on Borrowings:

Current borrowings under our bank credit facility are primarily term debt with a fixed interest rate of 6.38% per annum. Any borrowings under the revolving portion of our credit facility are at an interest rate of the bank’s prime rate or LIBOR plus 2%. As of December 31, 2005 we had $1 million of available credit. A hypothetical 10% change in interest rates would not have a material impact on our financial position, results of operations or cash flows.

Exchange Rate Risk:

We routinely use forward foreign exchange contracts to hedge our net exposures, by currency, related to the monetary assets and liabilities of our operations denominated in non-functional currencies. In addition, we enter into forward foreign exchange contracts to establish with certainty the U.S. dollar amount of future firm commitments denominated in a foreign currency. The primary business objective of this hedging program is to minimize the gains and losses resulting from exchange rate changes. At December 31, 2005 we held forward contracts in the aggregate amount of $38.7 million primarily in Thai Baht, Euro, and Polish Zloty. The amount of unrealized losses on these contracts at December 31, 2005 was $0.3 million. At December 31, 2004 we held forward contracts in the aggregate amount of $45.9 million primarily in Thai Baht, Polish Zloty and the Euro. There was no unrealized gain/loss on these contracts as of December 31, 2004. Forward contracts are not available in certain currencies and are not purchased by the Company for certain currencies due to the cost. The exchange rate changes in these currencies, such as the Nigerian Naira, could result in significant gains and losses in future periods.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Given our exposure to various transactions in foreign currencies, a change in foreign exchange rates would result in exchange gains and losses. As these exposures are generally covered by forward contracts where such contracts are available, these exchange gains and losses would generally be offset by exchange gains and losses on the contracts designated as hedges against such exposures. We use sensitivity analysis to measure our foreign currency risk by computing the potential loss that may result from adverse changes in foreign exchange rates. The exposure that relates to the hedged firm commitments is not included in the analysis. A hypothetical unfavorable variance in foreign exchange rates of 10% is applied to each net source currency position using year-end rates, to determine the potential loss. Further, the model assumes no correlation in the movement of foreign exchange rates. A 10% adverse change in exchange rates would result in a potential loss of $0.2 million. This potential decrease would result primarily from our exposure to the Nigerian Naira and Argentine Peso.

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

We have incurred losses in many of our fiscal years since inception. In the third quarter of fiscal 2006 we had net income but for past several years we have continuously incurred losses. In the first nine months of fiscal 2006, we incurred a loss of $5.6 million. As of December 31, 2005 we have an accumulated deficit of $419.3 million. We may not achieve or sustain profitability on a quarterly or annual basis.

Competition could harm our ability to maintain or improve our position in the market and could decrease our revenues.

The wireless interconnection and access business is a specialized segment of the wireless telecommunications industry and is extremely competitive. We expect competition in this segment to increase. Some of our competitors have more extensive engineering, manufacturing and marketing capabilities and significantly greater financial, technical, and personnel resources than we have. In addition, some of our competitors have greater name recognition, broader product lines, a larger installed base of products and longer-standing customer relationships. Our competitors include established companies, such as Alcatel, L.M. Ericsson, the Microwave Communications Division of Harris Corporation, NEC, Nera Telecommunications, Nokia, and Siemens AG, as well as a number of smaller public companies and private companies in selected markets. Some of our competitors are also base station suppliers through whom we market and sell our products. One or more of our largest customers could internally develop the capability to manufacture products similar to those manufactured or outsourced by us and, as a result, their demand for our products and services may decrease.

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

In January 2004, we began commercial shipments of our product, Eclipse. Eclipse is a wireless platform consisting of an Intelligent Node Unit and Outdoor Units. The platform utilizes a nodal architecture and combines multiplexing, routing and cross-connection functions with low to high capacity wireless transmission into a single system. To a large extent, our future profitability depends on the continued success and price competitiveness of Eclipse. We began to market the Eclipse product in 2003 and recorded our first sales in January 2004. In fiscal 2005, we recorded $39.6 million of revenue from sales of Eclipse products. In the first nine months of fiscal 2006, we recorded $88.8 million of revenue from sales of Eclipse products. Because Eclipse represents a new innovative solution for wireless carriers, we cannot give assurances that we will be able to continue to successfully market this product. If Eclipse does not achieve market acceptance to the extent expected by us, we may not be able to recoup the significant amount of research and development expenses associated with the development and introduction of this product and our business could be negatively impacted. Should the continued ramp up of the Eclipse product be unsuccessful, there would be a material adverse effect on our business, financial condition and results of operations.

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended December 31, 2005	Three Months Ended December 31, 2004	Nine Months Ended December 31, 2005	Nine Months Ended December 31, 2004
Number of significant customers	1	2	1	1
Percentage of net sales	13%	17%, 12%	10%	19%

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

We are highly dependent on sales to customers outside the United States. During the first nine months of fiscal 2006 sales to international customers accounted for 95% of the total net sales. During fiscal 2005 and 2004, sales to international customers accounted for 94% and 96% of our net sales, respectively. In the first nine of fiscal 2006, sales to the Middle East/Africa region accounted for approximately 23% of our sales for that period. In fiscal 2005 and 2004, sales to the Middle East/Africa region accounted for approximately 25% and 33% of our net sales, respectively. Also, significant portions of our international sales are in lesser developed countries. We expect that international sales will continue to account for the majority of our net product sales for the foreseeable future. As a result, the occurrence of any international, political, economic or geographic event that adversely affects our business could result in significant revenue shortfalls. These revenue shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks and challenges of doing business internationally include:

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

	December 31, 2005	March 31, 2005
Number of significant customers	3	—
Percentage of accounts receivable balance	15%, 11%, 10%	—

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

During fiscal 2005 and the first nine months of fiscal 2006, we used a significant amount of cash. This use of cash was primarily because of an increase in working capital requirements and net losses from operations. We expect cash usage to increase due to an increase in working capital requirements. As a result of cash requirements, we may need significant additional financing, which we may seek to raise through, among other things, public and private equity offerings and debt financing. In May 2005, we entered into an amendment to the existing Credit Facility Agreement we had with a commercial bank which expanded the amount of credit available under the facility and extended it to April 2007. Under the amended terms of the Credit Agreement, the total amount of revolving credit available was expanded to a total of $35 million less the outstanding balance of the term debt portion. The term debt portion was $15.1 million as of December 31, 2005. In December 2005, we borrowed $13 million under the revolving credit portion of the facility. In addition, there were $5.9 million outstanding standby letters of credit as of December 31, 2005 which are defined as usage under the revolving credit portion of the facility. As the term debt portion is repaid, additional credit will be available under the revolving credit portion of the facility. We repaid the $13 million in short term borrowing in January 2006. We currently anticipate that our available cash and cash equivalents at December 31, 2005, combined with anticipated receipts of outstanding accounts receivable and the available credit under our $35 million credit facility as described above, should be sufficient to meet our anticipated needs for working capital and capital expenditures through the next 12 months.

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

During the first quarter of fiscal 2005, we borrowed $25 million on a long-term basis against our $35 million credit facility with a commercial bank. As part of the loan agreement, we have to maintain, as measured at the last day of each fiscal quarter, tangible net worth of at least $60 million plus (1) 25% of net income, as determined in accordance with GAAP, for such quarter and all preceding quarters since December 31, 2003 (exclusive of losses) and (2) 50% of any increase to net worth due to subordinated debt or net equity proceeds from either public or private offerings (exclusive of issuances of stock under our employee benefit plans) for such quarters subsequent to December 31, 2004. We also have to maintain, as measured at the last day of each calendar month, a ratio of (1) total unrestricted cash and cash equivalents plus short-term, marketable securities minus certain outstanding bank services divided by (2) the aggregate amount of outstanding borrowings and other obligations to the bank, of not less than 1.25 to 1.00 as of each quarter end and 1.00 to 1.00 as of each month end that is not a quarter end, with the exception of the quarter ended December 31, 2005, for which the ratio requirement was reduced from 1.25 to 1.00 to 1.00 to 1.00 to allow for the short-term borrowing of $13 million in December 2005. As of December 31, 2005 we were in compliance with these financial covenants of the loan. We may be in breach of these covenants in future quarters which will make the outstanding debt due to the bank immediately. We may not have the cash to pay off the outstanding debt immediately resulting in a secured creditor legal action against us.

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

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports or prevent fraud, our operating results could be misstated, our reputation may be harmed and the trading price of our stock could be negatively affected. As described in Management’s Annual Report on Internal Control Over Financial Reporting, the Company has determined that two significant deficiencies in the Company’s internal control over financial reporting are considered to be “material weaknesses” in our internal controls as defined in standards established by the American Institute of Certified Public Accountants. In general, a “material weakness” (as defined in PCAOB Auditing Standard No. 2) is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement in the annual or interim financial statements will not be prevented or detected. In the first nine months of 2006, we devoted significant resources to remediate and improve our internal controls related to these material weaknesses. We believe that these efforts have remediated the concerns that gave rise to the “material weakness” related to revenue recognition. However, due to the assessment of our internal controls over financial reporting as of December 31, 2005, we have identified the continuation of a material weakness in internal controls over the financial close and reporting process. We will continue reviewing our internal controls over the financial close and reporting process, and will implement additional controls as needed. However, we cannot be certain that our controls over our financial processes and reporting will be adequate by year end or in the future. Any failure of our internal controls over financial reporting could cause us to fail to meet our reporting obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of our market risks see “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4. CONTROLS AND PROCEDURES

a)	Evaluation and disclosure controls and procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) or 15d-15(b). Based on this evaluation, and because of the material weaknesses in our internal control over financial reporting described below, our management, including our CEO and CFO, has concluded that, as of December 31, 2005, our disclosure controls and procedures were ineffective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

In light of the material weaknesses noted below, the Company performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, the Company believes that the accompanying financial statements fairly present the financial condition and results of operation for the quarter ended December 31, 2005.

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

Our management had performed an assessment of our internal controls over financial reporting as of March 31, 2005 and had identified the following two material weaknesses in internal control over financial reporting existing as of March 31, 2005. For the March 31, 2005 reporting management concluded that the Company did not maintain effective controls over 1) the determination of revenue recognition for a non routine complex revenue transaction and 2) did not have enough review procedures on the financial closing and reporting process. Management believes that in the nine months ended December 31, 2005 we have remediated the weakness related to revenue recognition due to the expansion of internal review and clarification of internal policies which have been distributed to finance personnel worldwide. With respect to the weakness related to inadequate review procedures on the financial close and reporting process, we have identified, developed and begun to implement a number of measures to strengthen our internal control in this area. These measures are in the process of being reviewed and certain of these measures may be modified or superseded as management’s plan progresses and include:

Hiring qualified finance personnel: We will continue to hire additional personnel into the finance organization to increase the technical expertise and number of personnel performing review procedures related to the financial close and reporting process;

Extended financial statement reviews: We are implementing extended and enhanced financial statement review procedures in advance of our periodic report filings. We are currently working on implementing additional procedures for all foreign subsidiaries;

Internal Audit: In the second quarter of fiscal 2006, we modified the mandate of our internal audit function to place a greater emphasis on the adequacy of, and compliance with, procedures relating to internal control over financial reporting; and

Manual Journal Entry Processes: We are developing new procedures related to manual journal entries, which focus on approvals.

However, due to assessment of our financial controls over financial reporting as of December 31, 2005, we have identified the continuation of a material weakness in internal controls over the financial close and reporting process. We are taking further steps in the fourth quarter, including the increasing of staff in corporate finance, with a goal of having this material weakness remediated by the end of the fiscal year. We will continue reviewing our internal controls over the financial close and reporting process, and will implement additional controls as needed. Other than as described above, there has been no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected or is likely to materially affect our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There are no material existing or pending legal proceedings against us. We are subject to legal proceedings and claims that arise in the normal course of our business.

ITEM 1A. RISK FACTORS

The Risk Factors section may be found in the section titled “Factors that May Affect Future Financial Results” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

For a list of exhibits to this Quarterly Report on Form 10-Q, see the exhibit index located on page 56.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEX NETWORKS, INC.

Date: February 9, 2005	By	/s/ Carl A. Thomsen
Carl A. Thomsen
Senior Vice President, Chief Financial Officer and Secretary
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
4.1	Third Amendment to Amended and Restated Loan and Security Agreement between Stratex Networks, Inc. and Silicon Valley Bank, dated December 28, 2005.

31.1	Certification of Charles D. Kissner, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Carl A. Thomsen, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Charles D. Kissner, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Carl A. Thomsen, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.