Form 10-K
period 2006-03-31
STRATEX NETWORKS INC
filed 2006-06-14
CIK 812703

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended March 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to .

Commission file number 0-15895

STRATEX NETWORKS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Incorporation)	77-0016028 (I.R.S. Employer Identification No.)
120 Rose Orchard Way San Jose, California (Address of Principal Executive Offices)	95134 (Zip Code)

(Registrant’s Telephone Number, Including Area Code):
408-943-0777

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.01 Per Share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐     Accelerated Filer ☑     Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing price of the common stock of $2.60 per share on the Nasdaq National Market as of September 30, 2005 was approximately $180,633,099.

As of June 1, 2006, there were 97,217,330 shares of Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the registrant’s Annual Report to Stockholders for the year ended March 31, 2006 are incorporated by reference into Parts I and II of this Annual Report on Form 10-K. With the exception of those portions which are incorporated by reference, the registrant’s Annual Report to Stockholders for the year ended March 31, 2006 is not deemed filed as part of this Annual Report on Form 10-K.

2. Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on August 15, 2006 are incorporated by reference into Part II, Item 5 and Part III of this Annual Report on Form 10-K.

STRATEX NETWORKS, INC.
2006 FORM 10-K ANNUAL REPORT

Item 1.	Business

The following Business Section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” and elsewhere in, or incorporated by reference into, this Form 10-K.

Web Site Access to Company’s Reports

Our Internet Web site address is www.stratexnet.com. The content of the website is not deemed to be part of this filing. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our Web site as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (the “Commission”). We will also provide the reports in electronic or paper form free of charge upon request. Furthermore, all reports we file with the Commission are available free of charge via EDGAR through the Commission’s Web site at www.sec.gov. In addition, the public may read and copy materials filed by us at the Commission’s public reference room located at 101 F. Street. N.E., N.W., Washington, D.C., 20549 and may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

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

We have a long history of introducing innovative products into the telecommunications industry. Our newest product platform, Eclipse, which began shipping in January 2004, is one of the first wireless transmission platforms that combines a broad range of wireless transmission functions into one network processing node. This node contains many functions that previously had to be purchased separately from one or more equipment suppliers. Eclipse has the flexibility to increase transmission speeds and adjust capacity with software upgrades and is designed to simplify complex networks and lower the total cost of ownership over the product life.

The sales of all of our product lines are generated primarily through our worldwide direct sales force. We also generate sales through base station suppliers, distributors and agents.

We have sold over 300,000 microwave radios, which have been installed in over 150 countries. We market our products to service providers directly, as well as indirectly through our relationships with original equipment manufacturer (“OEM”) base station suppliers.

Industry Background

Wireless transmission networks are constructed using microwave radios and other equipment to connect cell sites, switching systems, wire-line transmission systems and other fixed access facilities. Wireless networks range in size from a single transmission link connecting two buildings to complex networks comprised of thousands of wireless connections. The architecture of a network is influenced by several factors, including the available radio frequency spectrum, coordination of frequencies with existing infrastructure, application requirements, environmental factors and local geography.

Last year we saw an increase in the capital spending in the wireless telecommunications industry as compared to the prior three years. The demand for high speed wireless transmission products has been growing at a slightly higher rate than the wireless industry as a whole. This growth is directly related to the growth in both the use of mobile wireless communications networks and the increased demand for fixed wireless transmission solutions. Major driving factors for such growth include the following:

•	Increase in Global Wireless Subscribers and Minutes of Use. The number of global wireless subscribers and minutes of use per subscriber are expected to continue to increase. The primary drivers include increased subscription, increased voice minutes of use per subscriber and the growing use by subscribers of data applications. Third generation data applications have been introduced in the developed countries and this has fueled an increase in minutes of data use. We believe that this growth, due to new data services, will continue for the next two to three years.

•	Increased establishment of mobile and fixed wireless telecommunications infrastructures in developing countries. In parts of the world, telecommunications services are inadequate or unreliable because of the lack of existing infrastructures. To service providers in developing countries seeking to increase the availability and quality of telecommunications and internet access services, wireless solutions are an attractive alternative to the construction or leasing of wireline networks, given their relatively low cost and ease of deployment. As a result, there has been an increased establishment of mobile and fixed wireless telecommunications infrastructures in developing countries. Emerging telecommunications markets in Africa, Asia, the Middle East, Latin America and Eastern Europe are characterized by a need to build out basic telecommunications systems.

•	Technological advances, particularly in the wireless telecommunications market. The demand for cellular telephone and other wireless services and devices continues to increase due to technological advances and increasing consumer demand for connectivity to data and voice services. New mobile-based services based upon what is commonly referred to as “third-generation” technology is also creating additional demand and growth in mobile networks and their associated infrastructure. The demand for fixed broadband access networks has also increased due to data transmission requirements resulting from Internet access demand. Similar to cellular telephone networks, wireless broadband access is typically less expensive to install and can be installed more rapidly than a wireline or fiber alternative. New and emerging services such as WiMAX are expected to expand over the next several years. Both WiMAX and new high-speed mobile-based technology can be used for a number of applications, including “last mile” broadband connections, hotspots and cellular backhaul, and high-speed enterprise connectivity for business.

•	Global deregulation of telecommunications market and allocation of radio frequencies for broadband wireless access. Regulatory authorities in different jurisdictions allocate different portions of the radio frequency spectrum for various telecommunications services. Many countries have privatized the state-owned telecommunications monopoly and opened their markets to competitive network service providers. Often these providers choose a wireless transmission service, which causes an increase in the demand for transmission solutions. Such global deregulation of the telecommunications market and the related allocation of radio frequencies for broadband wireless access transmission have led to increased competition to supply wireless-based transmission systems.

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

Our Solution

Our solutions are designed to meet the various needs of our wireless transmission customers. Our solutions offer the following benefits:

•	Comprehensive product line. We offer a comprehensive product line of transmission solutions, network monitoring systems and control systems that address a wide range of transmission frequencies, ranging from 0.3 GHz to 38 GHz, and a wide range of transmission capacities, typically ranging from 64 Kilobits to 2OC-3 or 311 Mbps. Our newest product platform, Eclipse, which began shipping in January 2004, is one of the first transmission platforms that combines a broad range of wireless transmission functions with a network processing node, containing many functions that previously had to be separately purchased from one or more equipment suppliers. Eclipse includes node management, multiplexing, routing and cross-connect functions, as well as the flexibility to increase transmission speeds and adjust capacity through software upgrades. Eclipse is designed to simplify complex networks and lower the total cost of ownership over the product life.

•	Flexible, easily configurable products. Our use of standard design platforms, flexible architectures and chip designs and software configurable features allows us to offer our customers high-performance products with a high degree of flexibility and functionality, while shortening the time required for us to develop new configurations and capabilities. The software features of our products provide our customers with a greater degree of flexibility in installing, operating and maintaining their networks. Eclipse, our newest product, is a highly scalable and configurable, single platform product. The Eclipse platform utilizes a highly software configurable architecture design, which enables capacity upgrades and provides users with the ability to adapt to changing conditions with minimal cost and disruption. We believe that Eclipse makes it easier for users to plan and deploy their networks.

•	Low total cost of ownership of Eclipse. Compared to our prior generation products, our Eclipse solution has a relatively low total cost of ownership, based on overall initial acquisition, installation and ongoing operation and maintenance costs. This is due to the following factors: with a single platform, the number of parts is reduced, less rack space is required and fewer spare parts are needed; installation costs are lower because of a simpler installation process due to built-in capability, resulting in less ancillary equipment; and maintenance and operation costs are lower because of the fewer number of parts required to obtain the same functionality; and a longer product life. The highly configurable Eclipse platform also results in a lower total cost of ownership by providing users with the ability to adapt to changing conditions or increase network capacity with lower cost and less disruption to the existing connection.

•	Consulting and support. In addition to our product offerings, we provide network planning, design and installation services and work closely with our customers to optimize transmission networks. Our sales personnel are highly trained to assist customers with selecting and configuring wireless systems suitable for the customer’s particular needs.

Our Strategy

Our objective is to enhance our position as a leading provider of innovative wireless transmission solutions for the worldwide mobile, network interconnection and broadband access markets. To achieve this objective, our strategy is to:

•	Continue to serve our existing customer base and leverage our global presence and distribution channels. Since 1985, we have sold over 300,000 microwave radios, which have been installed in over 150 countries. Over 95% of our net sales in fiscal 2006 and 94% of our net sales in fiscal 2005 were derived outside the United States. We intend to leverage our customer base, longstanding presence in many countries and our distribution channels to continue to sell existing and new products. We believe we are well positioned to continue to address worldwide market opportunities for wireless infrastructure.

•	Continue to introduce innovative solutions to meet the needs of our customers. We have a long history of introducing innovative products into the telecommunications industry. For example, in 2002, we introduced the Altium MX platform, providing a high capacity wireless solution, allowing the deployment of voice and

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

•	Expand existing markets and explore new market opportunities. We intend to expand our presence in the mobile wireless market by exploiting market opportunities created by the growing number of global wireless subscribers, increasing global minutes of use and increasing data transmission. We also intend to expand share in the emerging data business. In particular, carrier-grade Ethernet market opportunities are starting to emerge and Eclipse is ideally suited to meet those needs.

Financial information by operating segment and geographic area

For financial information by operating segment and product category, see note 14 “Operating Segment and Geographic Information” to the Consolidated Financial Statements of our 2006 Annual Report to Stockholders. For each of the fiscal years 2006, 2005 and 2004, certain customers exceeded 10% of our net revenues. For further information, see “Customers” on page 7.

Product Portfolio

Our principal product families include the Eclipsetm Nodal Wireless Transmission system (“Eclipse”), VeloxLEtm and ProVision, our network management solution. Legacy products moving towards end of life status include the AltiumMX, XP4tm, DARTtm, DXR® 700, DXR® 200, and DXR® 100.

Eclipse

Eclipse, with first commercial shipment and related revenue in January 2004, combines the capabilities of the Altium, XP4 Plus and DXR 700 products into one product platform. Eclipse has the following benefits:

•	Simplifies complex networks. Each Eclipse Intelligent Node Unit, or INU, is a complete network node, able to support multiple radio paths. Eclipse allows operators to replace multiple products in their network with a single INU;

•	Single, common product platform with a low total cost of ownership. Eclipse is a wireless platform that combines low and high capacity, as well as high power capability, into a single, common product platform designed to significantly lower the total cost of ownership of wireless networks over the product life. With a single platform, Eclipse requires fewer parts, less rack space and fewer spare parts than the combination of our current radio products and the non-radio components supplied by other equipment suppliers, which are required for a complete installation. The integration of multiple features in the INU simplifies the installation process and requires less cabling, thereby reducing total installation costs. Over the product life, maintenance and operating costs are anticipated to be significantly lower due to the fewer parts and spares. In addition the customer can increase the capacity of the system by purchasing software upgrades without replacing existing hardware.;

•	Comprehensive capability. Eclipse is designed to cover low to high capacities, long and short haul applications, wide frequency coverage (5 to 38 GHz) and with traditional TDM and Ethernet transmission capabilities. It also includes a built-in add-drop multiplexer and integrated cross-connect capability;

•	Easily configurable. Eclipse is configurable with software, allows easy capacity upgrades, and provides users with the ability to adapt to changing conditions with a minimum of cost and disruption. Eclipse is designed to make it easier for users to plan and deploy their networks and requires less training of installation personnel;

•	New software-based management solutions enable greater control over the network. New software-based management solutions, including the Eclipse Portal craft tool and the latest release of ProVision, are designed to enable greater control over a network by providing simple, user-focused, local or remote configuration control and status monitoring; and

•	Increased network reliability. Eclipse has been designed to provide increased network reliability to our carrier customers. We have closely monitored the predicted mean time between failures throughout the development process for Eclipse. In addition, with less cabling, less rack space, and fewer spare parts, Eclipse is designed to have a significantly lower failure rate than current products.

•	Capability to easily add new features and products. Additions to the Eclipse platform in fiscal 2006 include carrier-grade Ethernet products. These have been provided in the form of an Ethernet plug-in for the INU, the DAC ES as well as a Gigabit Ethernet for the INU, the DAC GE. In addition, an Ethernet based, stand-alone IDU, the Connect ES, is capable of providing 50, 100, 150 and 200 mbps capability under software control.

License Exempt Radio Product

•	VeloxLE. VeloxLE is a license-exempt radio platform. It is available in 2.4 and 5.8 GHz, and 1, 2, 4 or 8 T1/E1 configurations. All options of this product are available for up to 50 Mbps with a mix of E1/T1 or Ethernet interfaces.

Network Monitoring and Control System

ProVision.  The ProVision element manager is a centralized network monitoring and control system for all of our products. Available as a Windows or UNIX based platform, the ProVision element manager can support small network systems as well as large networks of up to 1,000 radio links. The ProVision management system is built on open standards, and it seamlessly integrates into higher-level system management products through commonly available interfaces. The ProVision element manager is compatible with, and is available to manage, all our radio products.

Legacy Products

High Capacity Radio

AltiumMX.  The AltiumMX digital microwave radio began volume shipments in January 1999 and provides high capacity solutions in microwave and millimeter wave bands. The AltiumMX, a Synchronous Optical Networks (SONET)/Synchronous Digital Hierarchy (SDH) capable digital microwave radio, can wirelessly extend or complete SONET and SDH transport networks to complement, or be an alternative to, fiber deployment. Altium additionally features a fully integrated SDM add/drop multiplexer option. AltiumMX’s key attributes of size, performance, flexibility and rapid deployment bring benefits to both interconnect and access applications. AltiumMX digital microwave radios operate at frequencies of 6, 7, 8, 11, 13, 15, 18, 23, 26, 28 and 38 GHz and at OC-3/ STSM-1 (capacity of 155 Mbps) or 2XOC-3 (capacity of 311 Mbps). The Altium MX is being replaced by the Eclipse 300ep and Eclipse 300hp.

Medium-to-Low Capacity Radios

XP4 Plus.  The XP4 Plus series of digital microwave radios provides low-to-medium capacity microwave radio systems for mobile base station connections and fixed wireless access. The XP4 Plus digital microwave radio is deployed worldwide and has comprehensive regulatory approvals for a wide variety of applications and conditions. XP4 Plus options include protection (redundancy), high power, Simple Network Management Protocol (SNMP), Automatic Transmit Power Control (ATPC), and a 100BT Ethernet interface. XP4 Plus has broad platform coverage from 7 to 38 GHz, international deployment capacities of 2/4/8/16xE1 and 1xE3, and U.S. deployment frequencies of 15-38 GHz and capacities of 4/8xDS-1 and 1xDS-3. The XP4 is being replaced by the Eclipse product family.

DXR 700.  The DXR 700 product family is a high performance radio platform that operates across a range of capacities from 2x2 Mbps to 45 Mbps, using efficient 16 and 64 QAM modulation. A set of advanced features (including forward error correction and an adaptive equalizer) target medium- and long-distance link requirements. Optional errorless diversity protection switching delivers optimal performance under the most difficult radio transmission conditions. The DXR 700 platform covers multiple frequencies from 2 GHz to 11 GHz. The DXR is being replaced by the Eclipse 300ep and Eclipse 300hp.

Customers

We market our products primarily to mobile wireless carriers around the world. Over 90% of our net sales for each of the last three fiscal years have been derived from outside United States. Our solutions also address the requirements of fixed wireless carriers, enterprises and government institutions that operate broadband wireless networks. We also sell our products to agents, distributors and base station suppliers, who provide and install integrated systems to service providers.

Although we have a large customer base, during any given quarter, a small number of customers may account for a significant portion of our net sales. In certain circumstances, we sell our products to service providers through OEMs, which provide the service providers with access to financing and in some instances, protection from fluctuations in foreign currency exchange rates. Our top customer in net sales in fiscal 2006 was PTK Centertel (10%). Our top customer in net sales in fiscal 2005 was General Data Communications Ltd, a Russian distributor (21%). Our top customer in net sales in fiscal 2004 was MTN Nigeria Communications Ltd. (19%). No other customer, other than the ones mentioned above, accounted for more than 10% of net sales for each of the three fiscal years mentioned above. At March 31, 2006, three of our customers accounted for approximately 12%, 11%, and 10% of our $86.4 million backlog.

Sales, Marketing and Service

We believe that a direct and continuing relationship with service providers is a competitive advantage in attracting new customers and satisfying existing ones. As a result, we offer our products and services principally through our own sales, service and support organization, which allows us to closely monitor the needs of our customers. We have offices in the United States, Mexico, the United Kingdom, Portugal, France, Poland, Germany, South Africa, the United Arab Emirates, India, Singapore, Croatia, the People’s Republic of China, Malaysia, Thailand, the Philippines, New Zealand and Nigeria. Our local offices provide us with a better understanding of our customers’ needs and enable us to respond to local issues and unique local requirements. In selected countries, we also market our products through agents, distributors and VARs, as well as base station suppliers. In December 2004, we implemented a cost reduction initiative whereby our sales and service offices in Argentina, Colombia and Brazil were exit into independent distributors.

We have informal, and in some cases formal, relationships with distributors and OEM base station suppliers. Such relationships increase our ability to pursue the limited number of major contract awards each year. In addition, such relationships provide our customers with easier access to financing and to integrated system providers with a variety of equipment and service capabilities. In selected countries, we also market our products through independent agents and distributors, as well as system integrators.

As of March 31, 2006, we employed approximately 224 employees in our sales, marketing, service and support organization. Our sales personnel are highly trained to provide the customer with assistance in selecting and configuring a digital microwave transmission system suitable for the customer’s particular needs. We have repair and service centers in Scotland and the Philippines. Our Scotland service center supports our global customer base and the Philippines service center provides support primarily for our Asian customers. We generally contract with third party service providers to install and maintain customer equipment; however, we do have customer service and support personnel who provide customers with training, installation, service and maintenance of our systems under contract. We generally offer a conditional warranty for all customers on all of our products.

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

We believe that our ability to enhance our current products, develop and introduce new products on a timely basis, maintain technological competitiveness and meet customer requirements is essential to our success. Accordingly, we allocate, and intend to continue to allocate, a significant portion of our resources to research and development efforts. During fiscal 2006, we invested $14.5 million or 6.3% of net sales on research and development compared to $16.7 million or 9.2% of net sales in fiscal 2005 and $17.2 million or 10.9% of net sales in fiscal 2004. We expect our research and development spending to be slightly higher in fiscal 2007 due to increases in salaries and related personnel expenses as well as modest increases in personnel employed in this area. As of March 31, 2006, we employed a total of approximately 102 people in our research and development organizations in San Jose, California and Wellington, New Zealand.

Manufacturing

We primarily employ an outsourced manufacturing strategy that relies on contract manufacturers for manufacturing services. We have outsourced the majority of our manufacturing operations to Benchmark Electronics (Benchmark) in Thailand, Microelectronics Technology Inc. (MTI) in Taiwan and China and to GPC Electronics in Australia. We have retained product design and research and development functions for our products.

Although we outsource our product manufacturing, we maintain manufacturing support facilities at San Jose, California and Wellington, New Zealand. Our manufacturing support operations at San Jose and Wellington consist primarily of system testing and quality management of our products. Our manufacturing operations have been certified to International Standards Organization (ISO) 9001 a recognized international quality standard. We have also been certified to the TL9000 standard, a Telecommunication Industry specific quality system standard. As of March 31, 2006, we employed 40 people in manufacturing and manufacturing support functions.

Backlog

Our backlog at March 31, 2006 was $86.4 million, compared with $69.7 million at March 31, 2005. We only include orders scheduled for delivery within twelve months in our backlog. Product orders in our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period because of the timing of orders, delivery intervals, customer and product mix, and the possibility of changes in delivery schedules and additions or cancellations of orders.

Competition

The wireless interconnection and access business is a specialized segment of the wireless telecommunications industry and is extremely competitive. Many of our competitors have more extensive engineering, manufacturing and marketing capabilities and significantly greater financial, technical, and personnel resources than us. In addition, some of our competitors may have greater name recognition, broader product lines, a larger installed base of products and longer-standing customer relationships. Our primary existing and potential competitors include established and emerging companies, such as Alcatel, L.M. Ericsson, the Microwave Communications division of Harris Corporation, NEC, Ceragon Networks, Nokia and Siemens AG. Some of our competitors have product lines that compete with ours, and are also OEMs through which we market and sell our products.

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

The shipments of our products may be subject to governmental export/import license requirements. We believe that we have complied with the export/import license requirements. Denial of export or import licenses by the government can harm our business, financial condition and results of operation.

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

Intellectual Property

Our ability to compete depends, in part, on our ability to obtain and enforce intellectual property protection for our technology in the United States and internationally. We rely upon a combination of trade secrets, trademarks, patents and contractual rights to protect our intellectual property. We presently have a total portfolio of twelve issued patents, and four pending patents which relate to technologies developed in connection with Eclipse. In addition, we enter into confidentiality and invention assignment agreements with our employees, and enter into non-disclosure agreements with our suppliers and appropriate customers so as to limit access to and disclosure of our proprietary information.

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

Employees

As of March 31, 2006, we employed 453 full-time, part-time and temporary employees. None of our employees are represented by a collective bargaining agreement. Our future performance will depend in large measure on our ability to attract and retain highly skilled employees. We have never experienced a work stoppage and believe our relationship with our employees is good.

Forward Looking Statements

The statements contained in this Annual Report on Form 10-K concerning our future products, expenses, revenues, gross margins, liquidity and cash needs, as well as our plans and strategies, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. All statements, trend analyses and other information contained herein about the markets for our services and products and trends in revenue, as well as other statements identified by the use of forward-looking terminology, including “anticipate,” “believe,” “plan,” “estimate,” “expect,” “goal” and “intend”, or the negative of these terms or other similar expressions, constitute forward-looking statements. These forward-looking statements are based on current expectations, and we assume no obligation to update this information. The forward looking statements in this Annual Report include, without limitation, statements regarding:

•	Our belief that the trend of increased spending in the wireless telecommunications industry will continue over the next two years;

•	Our expectation that the number of global wireless subscribers and minutes of use per subscriber will continue to increase significantly;

•	Our expectation that services such as third generation mobile and WiMax will continue to grow;

•	Our belief that as broadband access and telecommunications requirements grow, wireless systems will continue to be used as transmission systems to support a variety of existing and expanding communications networks and applications;

•	Our belief that Eclipse will make it easier for users to plan and deploy their networks;

•	Our belief that wireless systems will be used to address the connection requirements of several markets and applications, including the broadband access market, cellular applications, and private networks;

•	Our intention to leverage our customer base, longstanding presence in many countries and distribution channels to continue to sell existing and new products;

•	Our belief that we are well positioned to continue to address worldwide market opportunities for wireless infrastructure suppliers;

•	Our belief that Eclipse is a significant innovation that addresses customer needs;

•	Our belief that the highly configurable Eclipse platform will result in a lower total cost of ownership by providing users with the ability to adapt to changing conditions or increase network capacity with minimal cost and disruption;

•	Our belief that our sales personnel are highly trained to assist customers with selecting and configuring wireless systems suitable for the customer’s particular needs;

•	Our intention to continue our history of developing and introducing innovative products, enhancing our products, maintaining technological competitiveness and meeting customer requirements through internal development and acquisition;

•	Our intention to expand our presence in the mobile wireless market by exploiting market opportunities created by the growing number of global wireless subscribers, increasing global minutes of use and increasing data transmission;

•	Our intention to expand our fixed wireless and enterprise businesses through marketing and sales of our products Eclipse and Velox;

•	Our belief that a direct and continuing relationship with service providers is a competitive advantage in attracting new customers and satisfying existing ones;

•	Our intention to continue to focus significant resources on product development to maintain our competitiveness and to support our entry into new markets;

•	Our belief that our ability to compete successfully will depend on a number of factors both within and outside our control, including price, quality, availability, customer service and support, breadth of product line, product performance and features, rapid time-to-market delivery capabilities, reliability, timing of new product introductions by us, our customers and our competitors, the ability of our customers to obtain financing and the uncertainty of regional socio- and geopolitical factors;

•	Our expectation to continue to experience declining average sales prices for our products;

•	Our expectation that international sales will continue to account for the majority of our net product sales for the foreseeable future;

•	Our belief that our ability to enhance our current products, develop and introduce new products on a timely basis, maintain technological competitiveness and meet customer requirements is essential to our success;

•	Our belief that the new product development programs could result in new products and expansion of the Eclipse product line;

•	Our expectation that our research and development spending will be slightly higher in fiscal 2007 due to increases in salaries and related personnel expenses as well as modest increases in personnel employed in this area.;

•	Our belief that our subcontractors, as part of our outsourced manufacturing strategy, will continue to perform and deliver our products in a timely and satisfactory manner;

•	Our expectation that competition will increase;

•	Our belief that we have complied by governmental laws established to avoid interference among users of microwave frequencies and to permit interconnection of telecommunications equipment;

•	Our belief that we have complied with the export/import license requirements;

•	Our belief that we have complied with numerous laws and regulations designed to protect the environment and such compliance has not had a material adverse effect on our business or financial condition;

•	Our belief that while our ability to compete may be affected by our ability to protect our intellectual property, because of the rapid pace of technological change in the wireless telecommunications industry, our innovative skills, technical expertise and ability to introduce new products on a timely basis will be more important in maintaining our competitive position than protection of our intellectual property;

•	Our belief that our relationship with our employees is good;

•	Our belief that any regulatory changes, which are affected by political, environmental, economic and technical factors, will not significantly impact our operations;

•	Our belief that the redevelopment of the Middle East region as a result of the war in Iraq has and may continue to provide sales opportunities;

•	Our belief that successful new product introductions provide a significant competitive advantage because customers make an investment of time in selecting and learning to use a new product, and are reluctant to switch thereafter;

•	Our anticipation that our available cash and cash equivalents at March 31, 2006, combined with anticipated receipts of outstanding accounts receivable and the available credit of $10.6 million under our $50 million credit facility, should be sufficient to meet our anticipated needs for working capital and capital expenditures through March 31, 2007;

•	Our expectation that the telecommunications industry will continue to experience consolidation among its participants;

•	Our intent to consider opportunities to raise additional capital through a public or private equity offering and debt financing;

•	Our belief that our facilities are adequate to meet our anticipated needs for the foreseeable future; and

•	Our belief that we will achieve cost reductions and distribution efficiencies through an indirect sales model in Latin and South America.

These forward looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied in such forward looking statements. For a discussion of these risks and uncertainties as well as risks relating to our business in general, see the discussion below under the heading “Risk Factors.”

Item 1A.	Risk Factors

Our Company is subject to a number of risks that could affect our future financial results. Some of these risks are discussed below. (See also “Critical accounting policies and estimates” beginning on page 3,” and “Factors That May Affect Future Financial Results,” beginning on page 19 in our 2006 Annual Report to Stockholders).” Readers and prospective investors in our securities should carefully consider the following risk factors as well as the other information contained or incorporated by reference in this report.

The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This report is qualified in its entirety by these risk factors.

If any of these risks actually occur, the Company’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the Company’s securities could decline significantly, and you could lose all or part of your investment.

We have had a history of losses, and we may not sustain profitability on a quarterly or annual basis.

We have incurred losses in many of our fiscal years since inception. For the last four fiscal years we have continuously incurred losses. In fiscal 2006, we incurred a loss of $2.3 million. As of March 31, 2006 we have an accumulated deficit of $416.0 million. We may not sustain profitability on a quarterly or annual basis.

Competition could harm our ability to maintain or improve our position in the market and could decrease our revenues.

The wireless interconnection and access business is a specialized segment of the wireless telecommunications industry and is extremely competitive. We expect competition in this segment to increase. Some of our competitors have more extensive engineering, manufacturing and marketing capabilities and significantly greater financial, technical, and personnel resources than we have. In addition, some of our competitors have greater name recognition, broader product lines, a larger installed base of products and longer-standing customer relationships. Our competitors include established companies, such as Alcatel, L.M. Ericsson, the Microwave Communications division of Harris Corporation, NEC, Nera Telecommunications, Nokia, Ceragon Networks and Siemens AG, as well as a number of smaller public companies and private companies in selected markets. Some of our competitors are also base station suppliers through whom we market and sell our products. One or more of our largest customers could internally develop the capability to manufacture products similar to those manufactured or outsourced by us and, as a result, their demand for our products and services may decrease.

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

Our average sales prices are declining.

Currently, manufacturers of digital microwave telecommunications equipment are experiencing, and are likely to continue to experience, declining sales prices. This price pressure has resulted in, and is expected to continue to result in, downward pricing pressure on our products. As a result, we have experienced, and expect to continue to experience, declining average sales prices for our products. Our future profitability is dependent upon our ability to improve manufacturing efficiencies, reduce costs of materials used in our products, and to continue to introduce new lower cost products and product enhancements. If we are unable to respond to increased price competition this will harm our business, financial condition and results of operations. Since our customers frequently negotiate supply arrangements far in advance of delivery dates, we must often commit to price reductions for our products before we are aware of how, or if, cost reductions can be obtained. As a result, current or future price reduction commitments could, and any inability by us to respond to increased price competition would, harm our business, financial condition and results of operations.

If we do not successfully market our newest product, Eclipse, our business would be harmed.

In January 2004, we began commercial shipments of our product Eclipse. Eclipse is a wireless platform consisting of an Intelligent Node Unit and Outdoor Units. The platform utilizes a nodal architecture and combines multiplexing, routing and cross-connection functions with low to high capacity wireless transmission into a single system. To a large extent, our future profitability depends on the continued success and price competitiveness of Eclipse. We began to market the Eclipse product in 2003 and recorded our first sales in January 2004. In fiscal 2005, we recorded $39.6 million of revenue from sales of Eclipse products. In fiscal 2006, we recorded $134.5 million of revenue from sales of Eclipse products. Because Eclipse represents a new innovative solution for wireless carriers, we cannot give assurances that we will be able to continue to successfully market this product. If Eclipse does not achieve market acceptance to the extent expected by us, we may not be able to recoup the significant amount of research and development expenses associated with the development and introduction of this product and our business could be negatively impacted. Should the continued ramp up of the Eclipse product be unsuccessful, there would be a material adverse effect on our business, financial condition and results of operations.

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

	Years Ended March 31,
	2006	2005

Number of significant customers	1	1
Percentage of net sales	10%	21%

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

We may be subject to litigation regarding intellectual property associated with our wireless business and this could be costly to defend and resolve, and could prevent us from using or selling the challenged technology.

The wireless telecommunications industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in often protracted and expensive litigation. Any litigation regarding patents or other intellectual property could be costly and time-consuming and could divert our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Such litigation or claims could result in substantial costs and diversion of resources. In the event of an adverse result of any such litigation, we could be required to pay substantial damages, cease the licensing of allegedly infringing technology or the sale of allegedly infringing products and expend significant resources to develop non-infringing technology or obtain licenses for the infringing technology. We cannot give assurances that we would be successful in developing such non-infringing technology or that any license for the infringing technology would be available to us on commercially reasonable terms, if at all. This could have a material and adverse effect on our business, results of operation, financial condition, competitive position and prospects.

Due to the significant volume of our international sales, we are susceptible to a number of political, economic and geographic risks that could harm our business.

We are highly dependent on sales to customers outside the United States. In fiscal 2006 sales to international customers accounted for 95% of the total net sales. During fiscal 2005 and 2004, sales to international customers accounted for 94% and 96% of our net sales, respectively. In fiscal 2006, 2005 and 2004, sales to the Middle East/Africa region accounted for approximately 28%, 25% and 33% of our net sales, respectively. Also, significant portions of our international sales are in lesser developed countries. We expect that international sales will continue to account for the majority of our net product sales for the foreseeable future. As a result, the occurrence of any international, political, economic or geographic event that adversely affects our business could result in significant revenue shortfalls. These revenue shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks and challenges of doing business internationally include:

•	unexpected changes in regulatory requirements;

•	fluctuations in foreign currency exchange rates;

•	imposition of tariffs and other barriers and restrictions;

•	management and operation of an enterprise spread over various countries;

•	burden of complying with a variety of foreign laws and regulations;

•	general economic and geopolitical conditions, including inflation and trade relationships;

•	war and acts of terrorism;

•	natural disasters;

•	currency exchange controls; and

•	changes in export regulations.

If we fail to develop and maintain distribution and licensing relationships, our revenues may decrease.

Although a majority of sales are through our direct sales force, we also market our products through indirect sales channels such as independent agents, distributors, and telecommunication integrators. In addition, we recently entered into a licensing agreement with Alcatel, whereby Alcatel private labels a portion of our Eclipse product line and pays us a license fee based on the value of equipment purchased from our subcontract manufacturers. These relationships enhance our ability to pursue the limited number of major contract awards each year and, in some cases, are intended to provide our customers with easier access to financing and to integrated systems providers with a variety of equipment and service capabilities. We may not be able to continue to maintain and develop additional relationships or, if additional relationships are developed, they may not be successful. Our inability to establish or maintain these distribution and licensing relationships could restrict our ability to market our products and thereby result in significant reductions in revenue. If these revenue reductions occur, our business, financial condition and results of operations would be harmed.

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

The inability of our subcontractors to perform, or our key suppliers to manufacture and deliver materials, could cause our products to be produced in an untimely or unsatisfactory manner, or not at all.

Our manufacturing operations, which have been substantially subcontracted, are highly dependent upon the delivery of materials by outside suppliers in a timely manner. Also, we depend in part upon subcontractors to assemble major components and subsystems used in our products in a timely and satisfactory manner. We do not generally enter into long-term or volume purchase agreements with any of our suppliers, and we cannot provide assurances that such materials, components and subsystems will be available to us at such time and in such quantities as we require, if at all. Our inability to develop alternative sources of supply quickly and on a cost-effective basis could materially impair our ability to manufacture and timely deliver our products to our customers. We cannot give assurances that we will not experience material supply problems or component or subsystem delays in the future. Also, our subcontractors may not be able to maintain the quality of our products, which might result in a large number of product returns by customers and could harm our business, financial condition and results of operations. The anticipated increase in volume due to the licensing agreement entered into with Alcatel could increase the risk of the inability of our subcontractors to manufacture and timely deliver our products to our customers.

Additional risks associated with the outsourcing of our manufacturing operations to Microelectronics Technology, Inc. in Taiwan and their subsidiary in the People’s Republic of China could include, among other things: (i) political risks due to political issues between Taiwan and The People’s Republic of China, (ii) risk of natural disasters in Taiwan, such as earthquakes and typhoons, (iii) economic and regulatory developments, and (iv) other events leading to the disruption of manufacturing operations.

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

	March 31,	March 31,
	2006	2005

Number of significant customers	2	—
Percentage of accounts receivable balance	12%, 10%	—

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

During fiscal 2005 and the fiscal 2006, we used a significant amount of cash. This use of cash was primarily because of an increase in working capital requirements and net losses from operations. We expect cash usage to increase due to an increase in working capital requirements. As a result of cash requirements, we may need significant additional financing, which we may seek to raise through, among other things, public and private equity offerings and debt financing. In May 2005, we entered into an amendment to the existing Credit Facility Agreement we had with a commercial bank which expanded the amount of credit available under the facility and extended it to April 2007. In the fourth quarter of fiscal 2006, we amended the Credit Facility Agreement again and increased the amount of our credit facility with the bank from $35 million to $50 million and extended the facility for an additional one year term to April 30, 2008. Per the amended agreement, the total amount of revolving credit available was expanded to $50 million less the outstanding balance of the term debt portion and any usage under the revolving credit portion. As of March 2006, the balance of the long-term debt portion of our credit facility was

$33.5 million and there were $5.8 million outstanding standby letters of credit as of that date which are defined as usage under the revolving credit portion of the facility. There were no other outstanding balances under the short term debt portion of the facility as of March 31, 2006. As the long-term debt portion is repaid, additional credit will be available under the revolving credit portion of the facility. We currently anticipate that our available cash and cash equivalents at March 31, 2006, and the available credit under our $50 million credit facility as described above, should be sufficient to meet our anticipated needs for working capital and capital expenditures through the next 12 months.

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

We may breach our covenants relating to our outstanding debt against our $50 million revolving credit facility with a commercial bank resulting in a secured creditor claim action against us by the bank and the inability to obtain future borrowings.

In the first quarter of fiscal 2005, we borrowed $25 million on a long-term basis, against our $35 million revolving credit facility with a commercial bank. In the fourth quarter of fiscal 2006, we increased the amount of our credit facility with the bank from $35 million to $50 million and extended the facility for a further one year term to April 30, 2008. On March 1, 2006, we drew down an additional $20 million on a four year term basis under the facility. As part of the credit facility agreement, we have to maintain, as measured at the last day of each fiscal quarter, tangible net worth of at least $54 million plus (1) 25% of net income, as determined in accordance with GAAP (exclusive of losses) and (2) 50% of any increase to net worth due to subordinated debt or net equity proceeds from either public or private offerings (exclusive of issuances of stock under our employee benefit plans) for such quarter and all preceding quarters since December 31, 2005. We also have to maintain, as measured at the last day of each fiscal month, a ratio of (1) total unrestricted cash and cash equivalents plus short-term and long-term marketable securities plus 25% of all accounts receivable due to us minus certain outstanding bank services and reserve for foreign currency contract transactions divided by (2) the aggregate amount of outstanding borrowings and other obligations to the bank, of not less than 1.00 to 1.00 for each month end through May 31, 2006 and 1.25 to 1.00 thereafter. As of March 31, 2006 we were in compliance with these financial covenants of the loan. We may be in breach of these covenants in future quarters which will make the outstanding debt due to the bank immediately. We may not have the cash to pay off the outstanding debt immediately, resulting in a secured creditor legal action against us. Also, if we breach the agreement, we will no longer be able to borrow under the agreement. Any such breach will likely affect our credit rating and make it less likely that other lenders will be willing to lend to us.

Negative changes in the capital markets available for telecommunications and mobile cellular projects may result in reduced revenues and excess inventory, that we cannot sell or may be required to sell at distressed prices, and may result in longer credit terms to our customers.

Many of our current and potential customers require significant capital funding to finance their telecommunications and mobile cellular projects, which include the purchase of our products and services. Although in the last year we have seen some growth in capital spending in the wireless telecommunications market, changes in capital markets worldwide could negatively impact available funding for these projects and may continue to be unavailable to some customers. As a result, the purchase of our products and services may be slowed or halted. Reduction in demand for our products has resulted in excess inventories on hand in the past, and could result in additional excess inventories in the future. If funding is unavailable to our customers or their customers, we may be forced to write down excess inventory. In addition, we may have to extend more and longer credit terms to our customers, which could negatively impact our cash and possibly result in higher bad debt expense. We cannot give assurances that we will be successful in matching our inventory purchases with anticipated shipment volumes. As a result, we may fail to control the amount of inventory on hand and may be forced to write-off additional amounts. Such additional inventory write-offs, if required, would decrease our profits.

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

Future growth of our operations depends, in part, on our ability to introduce new products and develop enhancements to existing products to meet the emerging trends in our industry. We have pursued, and will continue to pursue, growth opportunities through internal development, minority investments and acquisitions of complementary businesses and technologies. For example, on October 3, 2003, we completed the acquisition of the net assets of Plessey Broadband Wireless, a division of Tellumat (Pty) Ltd. Through this acquisition, we obtained a license-exempt telecommunications product line. We are unable to predict whether and when any other prospective acquisition candidate will become available or the likelihood that any other acquisition will be completed and successfully integrated. Once integrated, acquired businesses may not achieve comparable levels of revenues, profitability or productivity to our existing business or otherwise perform as expected. Also, acquisitions may involve difficulties in the retention of personnel, diversion of management’s attention, risks of our customers and the customers of acquired businesses deferring purchase decisions as they evaluate the impact of the acquisition, unexpected legal liabilities and tax and accounting issues. Our failure to manage growth effectively could harm our business, financial condition and results of operations.

The unpredictability of our quarter-to-quarter results may harm the trading price of our common stock.

Our quarterly operating results may vary significantly in the future for a variety of reasons, many of which are outside of our control, any of which may harm our business. These factors include:

•	volume and timing of product orders received and delivered during the quarter;

•	our ability and the ability of our key suppliers to respond to changes on demand as needed;

•	suppliers inability to perform and timely deliver as a result of their financial condition, component shortages or other supply chain constraints;

•	continued market expansion through strategic alliances;

•	continued timely rollout of Eclipse functionality and features;

•	increased competition resulting in downward pressures on the price of the Company’s products and services;

•	unexpected delays in the schedule for shipments of Eclipse and new generations of the Eclipse platform;

•	failure to realize expected cost improvement throughout the Company’s supply chain;

•	order cancellations or postponements in product deliveries resulting in delayed revenue recognition.

•	war and acts of terrorism;

•	natural disasters;

•	ability of our customers to obtain financing to enable their purchase of our products;

•	fluctuations in foreign currency exchange rates;

•	regulatory developments including denial of export and import licenses; and

•	general economic conditions worldwide.

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

Acts of terrorism can negatively impact revenues.

The U.S. war in Iraq and the general socio- and geopolitical conditions in the Middle East, have negatively impacted, and may continue to negatively impact, the economy in general. This could impact our current and future business in the Middle East and could result in our customers delaying or canceling the purchase of our products, which would have a significant negative impact on our revenues. However, the redevelopment of these regions has provided us with sales opportunities recently and may continue to provide sales opportunities in future periods.

Because of intense competition for highly skilled candidates, we may not be able to recruit and retain qualified personnel.

Due to the specialized nature of our business, our future performance is highly dependent upon the continued services of our key personnel and executive officers, including Tom Waechter, who currently serves as our President and Chief Executive Officer, and Charles D. Kissner, who currently serves as our Executive Chairman. The loss of any key personnel could harm our business. Our prospects depend upon our ability to attract and retain qualified engineering, manufacturing, marketing, sales and management personnel for our operations. Competition for personnel is intense and we may not be successful in attracting or retaining qualified personnel. The failure of any key employee to perform in his or her current position or our inability to attract and retain qualified personnel could harm our business and deter our ability to expand.

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

Announcements of developments related to our business, announcements by competitors, quarterly fluctuations in our financial results and general conditions in the telecommunications industry in which we compete, or the economies of the countries in which we do business and other factors could cause the price of our common stock to fluctuate, perhaps substantially. In addition, in recent years the stock market has experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. These factors and fluctuations could lower the market price of our common stock. Our stock is currently listed on the Nasdaq National Market. If our bid price were to remain below $1.00 for 30 consecutive business days, Nasdaq could notify us of our failure to meet the continued listing standards, after which we would have 180 calendar days to correct such failure or be delisted .

Changes in Accounting Standards for Share-Based Payments will reduce our future profitability.

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (SFAS 123(R)), we will be required to recognize, beginning in our first quarter of fiscal 2007, compensation expense in our statement of operations for the fair value of unvested employee stock options at the date of adoption, and new stock options granted to our employees after the adoption date, over the related vesting periods of the stock options. The requirement to expense stock options granted to employees reduces the attractiveness of granting stock options because the expense associated with these grants may adversely affect our profitability. However, stock options remain an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program following the adoption of SFAS 123(R). We may decide to replace our stock option programs with other compensation arrangements, but those are also likely to negatively impact profitability. Our employees are critical to our ability to develop and design systems that advance our productivity and competitive technology, increase our sales and provide support to customers. Accordingly, as a result of the requirement under SFAS 123(R) to recognize the fair value of stock based compensation as compensation expense, beginning in the first quarter of fiscal 2007, our future profitability will be reduced.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports or prevent fraud, our operating results could be misstated, our reputation may be harmed and the trading price of our stock could be negatively impacted. As described in Management’s Annual Report for fiscal year 2005 on Internal Control Over Financial Reporting, the Company determined that two significant deficiencies in the Company’s internal control over financial reporting were considered to be “material weaknesses” as defined in standards established by the Public Company Accounting Oversight Board (“PCAOB”). In general, a “material weakness” (as defined in PCAOB Auditing Standard No. 2) is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement in the annual or interim financial statements will not be prevented or detected. In fiscal 2006, we devoted significant resources to remediate and improve our internal controls related to these material weaknesses. We believe that these efforts have remediated the concerns that gave rise to the “material weakness” related to revenue recognition. However, due to the assessment of our internal controls over financial reporting as of March 31, 2006, we have identified the continuation of a material weakness in the review of the financial statements of foreign operations and the period-end financial close and reporting process for the Company’s consolidated operations. We will continue reviewing our internal controls over the financial close and reporting process, and will implement additional controls as needed. However, we cannot be certain that our controls over our financial processes and reporting will be adequate in the future. Any failure to adequately maintain internal controls over financial reporting could cause us prepare inaccurate financial statements, subject us to a misappropriation of assets or cause us to fail to meet our reporting obligations.

Item 1B.	Unresolved Staff Comments.

There are no unresolved staff comments as of the date of this report.

Item 2.	Properties

Our corporate offices and principal research and development facilities are located in San Jose, California in one leased building of approximately 60,000 square feet. We have vacated two other buildings in San Jose of approximately 73,000 square feet; however, we have ongoing lease commitments for these buildings. We also lease two buildings in Milpitas, California totaling 60,000 square feet. One of these buildings is used for warehousing. We have vacated the other building of approximately 28,000 square feet. We have an ongoing lease commitment for the vacated building. In the vacated building, we have sub-tenants occupying the majority of the building. Although we have discontinued our Seattle, Washington operations, we have ongoing lease commitments at the facility, which consists of two leased buildings aggregating approximately 101,000 square feet of office and manufacturing space.

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

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The section labeled “Quarterly Financial Data and Stock Information” appearing in our 2006 Annual Report to Stockholders is incorporated herein by reference.

Item 6.	Selected Financial Data

The section labeled “Selected Consolidated Financial Data” appearing in our 2006 Annual Report to Stockholders is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Annual Report to Stockholders is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information appearing under the caption “Quantitative and Qualitative Disclosures About Market Risk” in our 2006 Annual Report to Stockholders is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data, and related notes and Reports of Independent Registered Public Accounting Firm regarding our consolidated financial statements, related notes appearing in our 2006 Annual Report to Stockholders are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Independent Auditor on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, and because of the material weaknesses in our internal control over financial reporting described below, our management, including our CEO and CFO, has concluded that, as of March 31, 2006, our disclosure controls and procedures were ineffective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Management’s Report on Internal Control over Financial Reporting

Our management, with the participation of our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Our internal controls are designed to provide reasonable assurance to our management and members of our Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP).

Our management performed an assessment of our internal controls over financial reporting as of March 31, 2005 and identified the following two material weaknesses in internal control over financial reporting existing as of March 31, 2005. For the March 31, 2005 reporting period, management concluded that the Company 1) did not maintain effective controls over the determination of revenue recognition for a non-routine complex revenue transaction and 2) did not have enough review procedures on the financial closing and reporting process. Management believes that in fiscal 2006 we have remediated the weakness related to revenue recognition due to the expansion of internal review and clarification of internal policies which have been distributed to finance personnel worldwide. With respect to the weakness related to inadequate review of the financial statements of the foreign operations and the period-end financial closing and reporting process for the Company’s consolidated operations, we have identified, developed and began to implement a number of measures to strengthen our internal control in this area. These measures included: hiring additional finance personnel, expanding financial statement reviews, establishing internal audit with a focus on the adequacy of internal controls over financial reporting and expanding the review of manual journal entries.

However, as a result of our assessment of our financial controls over financial reporting as of March 31, 2006, we have concluded that we have not remediated the material weakness in internal controls over the review of the financial statements of the foreign operations and the period-end financial closing and reporting process for the Company’s consolidated operations. We are taking further steps in fiscal 2007, including the increasing of staff in corporate finance, adding finance staffing at several foreign subsidiaries and expanded subsidiary financial reporting with a goal of having this material weakness remediated by the third quarter of fiscal 2007. We will continue reviewing our internal controls over the financial close and reporting process, and will implement additional controls as needed.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued a report on management’s assessment of our internal control over financial reporting. That report appears below.

Changes in Internal Control over Financial Reporting

In connection with our implementation of the provisions of Section 404 of Sarbanes-Oxley of 2002, we have made and will continue to make various improvements to our system of internal controls. We continue to review, revise and improve the effectiveness of our internal controls. To improve the effectiveness of the Company’s internal controls and address the material weaknesses referred to in the previous section under the caption “Management’s Report on Internal Control over Financial Reporting”, we hired an internal audit manager in the first quarter of fiscal 2006, a new controller in the fourth quarter of fiscal 2006, a finance manager at our subsidiary in France in the fourth quarter of fiscal 2006 and finance managers to oversee the finance functions of our Poland and South America operations in the first quarter of fiscal 2007. In addition, we have implemented an expanded policy related to revenue recognition and we are in the process of recruiting an additional accountant to the Corporate staff to assist in the consolidation and review process. With the staff additions, we will further revise our financial review procedures. Other than as described above, there has been no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected or is likely to materially affect our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Stratex Networks, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Stratex Networks, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of March 31, 2006, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s

management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weakness described in the following paragraph has been identified and included in management’s assessment:

The Company’s controls over the review of the financial statements of the foreign operations and the period-end financial closing and reporting process for the Company’s consolidated operations are inadequate and constitute a material weakness in the design of internal control over financial reporting. Specifically, the Company lacks sufficient resources with the appropriate level of technical accounting expertise within the accounting function and therefore was unable to accurately perform certain of the designed controls over the March 31, 2006 financial closing and reporting process, evidenced by a significant number of adjustments which were necessary to present the financial statements for the year ended March 31, 2006 in accordance with generally accepted accounting principles. Based on the misstatements identified and the significance of the financial closing and reporting process to the preparation of reliable financial statements, there is a more than remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2006 of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway

Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2006 of the Company and our report dated June 14, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/  DELOITTE & TOUCHE LLP

San Jose, California
June 14, 2006

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information regarding Directors and Executive Officers appearing under the headings “Executive Officers” and “Proposal 1: Election of Directors” of our definitive Proxy Statement to be filed hereafter for the annual meeting of stockholders to be held on August 15, 2006 is incorporated herein by reference. The information under the heading “Compliance with Section 16(a) of the Securities Exchange Act of 1934” of our 2006 Proxy Statement is also incorporated by reference in this section. In addition, the information included under the heading “Corporate Governance Principles and Board Matters” of our 2006 Proxy Statement, identifying the financial expert who serves on the Audit Committee of our Board of Directors is incorporated by reference in this section.

On November 11, 2003, the Company adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, controller and other persons performing similar functions. A copy of the Code of Ethics is filed with the Securities and Exchange Commission as an exhibit to the Company’s annual report on Form 10-K for the year ended March 31, 2004 and has been posted on the Company’s website at www.stratexnet.com. To the extent required by law, any amendments to, or waivers from, any provision of the code of ethics will promptly be disclosed to the public. To the extent permitted by such legal requirements, the Company intends to make such public disclosure by posting the relevant material on our website in accordance with SEC rules.

Item 11.	Executive Compensation

The section entitled “Compensation of Directors and Executive Officers,” of our definitive Proxy Statement to be filed hereafter for the annual meeting of stockholders to be held on August 15, 2006 is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The section entitled “Security Ownership of Certain Beneficial Owners and Management” of our definitive Proxy Statement to be filed hereafter for the annual meeting of stockholders to be held on August 15, 2006 is incorporated herein by reference.

In response to the SEC’s Release No. 33-8048, the following information is being provided:

Securities Authorized for Issuance Under Equity Compensation Plans

	(a)	(b)	(c)
Number of
	Number of		Securities
	Securities to be		Remaining Available
	Issued Upon	Weighted-Average	for Future Issuance
	Exercise of	Exercise Price of	Under Plans
	Outstanding	Outstanding	(Excluding
	Options, Warrants	Options, Warrants	Securities Listed
Plan Category	and Rights	and Rights	in Column (a))

Equity compensation plans approved by security holders	11,022,447	$5.75	5,385,085
Equity compensation plans not approved by security holders	336,359	$5.46	377,493
Total	11,358,806	$5.74	5,762,578

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

The section entitled “Certain Transactions” of our definitive Proxy Statement to be filed hereafter for the annual meeting of stockholders to be held on August 15, 2006 is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

For information required by Item 14 with respect to principal accounting fees and services, see the information set forth under the caption “Audit and Non-Audit Fees Billed to the Company by Deloitte & Touche LLP for the Fiscal Year Ended March 31, 2006” in the definitive Proxy Statement to be filed hereafter for the annual meeting of stockholders to be held on August 15, 2006 which information is incorporated by reference into this Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedule.

(a) The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Index to Financial Statements

The following consolidated financial statements are contained in our 2006 Annual Report to Stockholders and are incorporated herein by reference pursuant to Item 8:

(i) Consolidated Balance Sheets as of March 31, 2006 and 2005.

(ii) Consolidated Statements of Operations for each of the three years in the period ended March 31, 2006.

(iii) Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended March 31, 2006.

(iv) Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2006.

(v) Notes to Consolidated Financial Statements.

(vi) Report of Independent Registered Public Accounting Firm.

2.	Financial Statement Schedule

The following consolidated financial statement schedule for each of the three years in the period ended March 31, 2006 is submitted herewith:

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

(b) See Item 15(a) 3 above

(c) See Item 15(a) 2 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 14, 2006

STRATEX NETWORKS, INC.

By:	/s/ Thomas H. Waechter
Thomas H. Waechter
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS:

That the undersigned officers and directors of Stratex Networks, Inc. do hereby constitute and appoint Thomas H. Waechter and Carl A. Thomsen, and each of them, the lawful attorney and agent or attorneys and agents with full power and authority to do any and all acts and things and to execute any and all instruments which said attorneys and agents, or either of them, deems to be necessary or advisable or required to enable Stratex Networks, Inc. to comply with the Securities Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K. Without limiting the generality of the foregoing power and authority, the powers include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Form 10-K report or amendment or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorneys and agents or either of them, shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his name.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Signing Capacity	Date

/s/ Thomas. H. Waechter Thomas. H. Waechter	President and Chief Executive Officer (Principal Executive Officer)	June 14, 2006

/s/ Carl A. Thomsen Carl A. Thomsen	Senior Vice President, Chief Financial Officer & Secretary (Principal Financial and Accounting Officer)	June 14, 2006

/s/ Charles D. Kissner Charles D. Kissner	Chairman of the Board of Directors	June 14, 2006

Signatures	Signing Capacity	Date

/s/ Richard C. Alberding Richard C. Alberding	Director	June 14, 2006

/s/ Edward F. Thompson Edward F. Thompson	Director	June 14, 2006

/s/ James D. Meindl James D. Meindl	Director	June 14, 2006

/s/ V. Frank Mendicino V. Frank Mendicino	Director	June 14, 2006

/s/ William A. Hasler William A. Hasler	Director	June 14, 2006

/s/ Clifford H. Higgerson Clifford H. Higgerson	Director	June 14, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Stratex Networks, Inc.
San Jose, California

We have audited the consolidated balance sheets of Stratex Networks, Inc. and subsidiaries as of March 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2006, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006, and the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006, and have issued our reports thereon dated June 14, 2006; such consolidated financial statements and reports are included in your 2006 Annual Report to Stockholders and are incorporated herein by reference. Our report on internal control over financial reporting dated June 14, 2006 expresses an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  DELOITTE & TOUCHE LLP

San Jose, California
June 14, 2006

Schedule II

Stratex Networks, Inc.

Valuation and Qualifying Accounts and Reserves

Allowance for Doubtful Accounts

	Balance at	Charged to Costs	Deductions/	Balance at
Description of Year	Beginning of Year	and Expenses	Write-off	End of Year
	(In thousands)

Year Ended March 31, 2006	$2,769	$548	$(1,177)	$2,140
Year Ended March 31, 2005	$2,373	$1,067	$(671)	$2,769
Year Ended March 31, 2004	$6,395	$33	$(4,055)	$2,373

EXHIBIT INDEX

Exhibit
Number		Description

2.1		Certificate of Ownership and Merger merging DMC Stratex Networks, Inc. into Digital Microwave Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2000).

3.1		Second Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on May 07, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Annual report on For 10-K filed on May 27, 2004).

3.2		Amended and Restated Bylaws, amended as of May 18, 2006. (incorporated by reference to exhibit 99.1 filed on Form 8-K on May 18, 2006).

4.1		Form of Indenture (incorporated by reference to Exhibit 4.3 to the company’s registration statement filed on Form S-3 on November 28, 2000).

4.2		Form of Debt Warrant Agreement, including form of Debt Warrant Certificate (incorporated by reference to Exhibit 4.4 to the company’s Registration Statement filed on Form S-3 on November 28, 2000).

4.3		Form of Common Stock Warrant Agreement, including form of Common Stock Warrant Certificate (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement filed on Form S-3 on November 28, 2000).

4.4		Form of Senior Debenture (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement filed on Form S-3 on November 28, 2000).

4.5		Loan and Security Agreement between Stratex Networks, Inc. and Silicon Valley Bank dated January 21, 2003. (incorporated by reference to exhibit number 4.5 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003).

4.6		Amended and Restated Loan and Security Agreement between Stratex Networks, Inc. and Silicon Valley Bank, dated January 21, 2004 (incorporated by reference to exhibit 10.1 filed on Form 8-K on January 22, 2004).

4.7		Amendment No. 1 to the Restated Loan and Security Agreement between Stratex Networks, Inc. and Silicon Valley Bank, dated May 04, 2005 (incorporated by reference to exhibit 4.7 filed on Form 10-K on June 14, 2005).

4.8		Amendment No. 2 to Amended and Restated Loan and Security Agreement between Stratex Networks, Inc. and Silicon Valley Bank, dated August 15, 2005. (incorporated by reference to exhibit 4.1 filed on Form 10-Q on November 9, 2005).

4.9		Amendment No. 3 to Amended and Restated Loan and Security Agreement between Stratex Networks, Inc. and Silicon Valley Bank, dated December 28, 2005. (incorporated by reference to exhibit 4.1 filed on Form 10-Q on February 9, 2006).

4.10		Amendment No. 4 to Amended and Restated Loan and Security Agreement between Stratex Networks, Inc. and Silicon Valley Bank, dated February 27, 2006.

10	.1**	Stratex Networks, Inc. 1984 Stock Option Plan, as amended and restated on June 11, 1991 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1991).

10	.2**	Form of Installment Incentive Stock Option Agreement (incorporated by reference to Exhibit 28.2 to the Company’s Registration Statement on Form S-8 (File No. 33-43155)).

10	.3**	Form of Installment Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 28.3 to the Company’s Registration Statement on Form S-8 (File No. 33-43155)).

10	.4**	Form of Indemnification Agreement between the Company and its directors and certain officers (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 33-13431)).

10	.5**	Stratex Networks, Inc. 1994 Stock Incentive Plan, as amended and restated on May 1, 1996 (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on August 4, 1998).

10	.6**	Stratex Networks, Inc. 1994 Stock Incentive Plan, as amended and restated on May 1, 1996 (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on August 4, 1998).

Exhibit
Number		Description

10.7		Stratex Networks, Inc. 1998 Non-Officer Employee Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-48535)).

10	.8**	Restated Employment Agreement, dated as of May 14, 2002, by and between Stratex Networks, Inc. and Charles D. Kissner (incorporated by reference to exhibit number 10.7 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003).

10.9		Stratex Networks, Inc. 1999 Non-Officer Employee Restricted Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the company’s Registration Statement on Form S-8 (File No. 333-76233)).

10.10		Stratex Networks, Inc. 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-80281)).

10	.11**	Employment Agreement dated as of May 14, 2002, by and between the Company and Carl A. Thomsen. (incorporated by reference to exhibit number 10.10 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003).

10	.12**	Form of Employment Agreement dated as of May 14, 2002, by and between the Company and John C. Brandt, Carol A. Goudey, Paul Kennard, Shaun McFall, Ryan Panos, Robert Schlaefli, Timothy Hansen and John P. O’Neil (incorporated by reference to exhibit number 10.11 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003).

10.13		Lease, dated February 16, 2000, by and between Corporate Technology Centre Associates II LLC and Stratex Networks, Inc., relating to 130 Rose Orchard Way, San Jose, California (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000).

10.14		Lease, dated February 16, 2000, by and between Corporate Technology Centre Associates II LLC and Stratex Networks, Inc., relating to 170 Rose Orchard Way, San Jose, California (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000).

10.15		Lease, dated February 16, 2000, by and between Corporate Technology Centre Associates II LLC and Stratex Networks, Inc., relating to 180 Rose Orchard Way, San Jose, California (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000).

10	.16**	DMC Stratex Networks, Inc. 2002 Stock Incentive Plan (incorporated by reference to exhibit number 10.15 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003).

10.17		Placement Agency Agreement between Stratex Networks, Inc., and CIBC World Markets Corp., dated September 20, 2004. (incorporated by reference to exhibit number 10.1 filed on Form 8-K on September 24, 2004).

10	.18**	Employment Agreement, dated as of May 16, 2006, by and between Stratex Networks, Inc. and Thomas H. Waechter.

10	.19**	Employment agreement dated April 1, 2006 by and between Stratex Networks, Inc. and John Brandt.

10	.20**	Amendment A to April 1, 2006 Employment agreement between Stratex Networks, Inc. and John Brandt, dated April 19, 2006.

13.1		Portions of the 2006 Annual Report to Stockholders.

14.1		Code of Ethics adopted by the Company on November 11, 2003. (incorporated by reference to exhibit number 14.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004)

21.1		List of subsidiaries.

23.1		Consent of Independent Registered Public Accounting Firm .

Exhibit
Number	Description

24.1	Power of Attorney (included in signature page in this Annual Report on Form 10-K).
31.1	Certification of Thomas H. Waechter, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Carl A. Thomsen, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Thomas H. Waechter, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Carl A. Thomsen, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Management contract, compensatory plan or arrangement in which one or more of our directors or executive officer(s) participates.