Form 10-K/A
period 2006-03-31
STRATEX NETWORKS INC
filed 2006-06-20
CIK 812703

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

PART II
Item 8. Financial Statements and Supplementary Data
SIGNATURES
Report of Independent Registered Public Accounting Firm
EXHIBIT INDEX
EXHIBIT 13.1
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

EXPLANATORY NOTE

This Annual Report on Form 10-K/A (“Form 10-K/A”) is being filed as Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 to correct a typographical error in “Land and buildings” and “Furniture and fixtures” lines in the balance sheet. The typographical error was the transposition of the amount of Furniture and fixtures into the line item for Land and buildings. This did not result in any change to the net property and equipment line item. In addition, the number of shares for future issuance under all stock option plans available for grant as set forth in Note 11 of the notes to the Consolidated Financial Statements should have been 5,762,578 instead of 7,817,904 as reported. The corrected amounts are set forth in this Form 10-K/A.

PART II

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data, and related notes and Reports of Independent Registered Public Accounting Firm regarding our consolidated financial statements, related notes appearing in our 2006 Annual Report to Stockholders are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 20, 2006

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

/s/  DELOITTE & TOUCHE LLP

San Jose, California
June 14, 2006

EXHIBIT INDEX

Exhibit
Number		Description

2.1		Certificate of Ownership and Merger merging DMC Stratex Networks, Inc. into Digital Microwave Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2000).

3.1		Second Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on May 07, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Annual report on For 10-K filed on May 27, 2004).

3.2		Amended and Restated Bylaws, amended as of May 18, 2006. (incorporated by reference to exhibit 99.1 filed on Form 8-K on May 18, 2006).

4.1		Form of Indenture (incorporated by reference to Exhibit 4.3 to the company’s registration statement filed on Form S-3 on November 28, 2000).

4.2		Form of Debt Warrant Agreement, including form of Debt Warrant Certificate (incorporated by reference to Exhibit 4.4 to the company’s Registration Statement filed on Form S-3 on November 28, 2000).

4.3		Form of Common Stock Warrant Agreement, including form of Common Stock Warrant Certificate (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement filed on Form S-3 on November 28, 2000).

4.4		Form of Senior Debenture (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement filed on Form S-3 on November 28, 2000).

4.5		Loan and Security Agreement between Stratex Networks, Inc. and Silicon Valley Bank dated January 21, 2003. (incorporated by reference to exhibit number 4.5 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003).

4.6		Amended and Restated Loan and Security Agreement between Stratex Networks, Inc. and Silicon Valley Bank, dated January 21, 2004 (incorporated by reference to exhibit 10.1 filed on Form 8-K on January 22, 2004).

4.7		Amendment No. 1 to the Restated Loan and Security Agreement between Stratex Networks, Inc. and Silicon Valley Bank, dated May 04, 2005 (incorporated by reference to exhibit 4.7 filed on Form 10-K on June 14, 2005).

4.8		Amendment No. 2 to Amended and Restated Loan and Security Agreement between Stratex Networks, Inc. and Silicon Valley Bank, dated August 15, 2005. (incorporated by reference to exhibit 4.1 filed on Form 10-Q on November 9, 2005).

4.9		Amendment No. 3 to Amended and Restated Loan and Security Agreement between Stratex Networks, Inc. and Silicon Valley Bank, dated December 28, 2005. (incorporated by reference to exhibit 4.1 filed on Form 10-Q on February 9, 2006).

4.10		Amendment No. 4 to Amended and Restated Loan and Security Agreement between Stratex Networks, Inc. and Silicon Valley Bank, dated February 27, 2006.

10	.1**	Stratex Networks, Inc. 1984 Stock Option Plan, as amended and restated on June 11, 1991 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1991).

10	.2**	Form of Installment Incentive Stock Option Agreement (incorporated by reference to Exhibit 28.2 to the Company’s Registration Statement on Form S-8 (File No. 33-43155)).

10	.3**	Form of Installment Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 28.3 to the Company’s Registration Statement on Form S-8 (File No. 33-43155)).

10	.4**	Form of Indemnification Agreement between the Company and its directors and certain officers (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 33-13431)).

10	.5**	Stratex Networks, Inc. 1994 Stock Incentive Plan, as amended and restated on May 1, 1996 (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on August 4, 1998).

10	.6**	Stratex Networks, Inc. 1994 Stock Incentive Plan, as amended and restated on May 1, 1996 (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on August 4, 1998).

10.7		Stratex Networks, Inc. 1998 Non-Officer Employee Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-48535)).

10	.8**	Restated Employment Agreement, dated as of May 14, 2002, by and between Stratex Networks, Inc. and Charles D. Kissner (incorporated by reference to exhibit number 10.7 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003).

10.9		Stratex Networks, Inc. 1999 Non-Officer Employee Restricted Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the company’s Registration Statement on Form S-8 (File No. 333-76233)).

10.10		Stratex Networks, Inc. 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-80281)).

10	.11**	Employment Agreement dated as of May 14, 2002, by and between the Company and Carl A. Thomsen. (incorporated by reference to exhibit number 10.10 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003).

10	.12**	Form of Employment Agreement dated as of May 14, 2002, by and between the Company and John C. Brandt, Carol A. Goudey, Paul Kennard, Shaun McFall, Ryan Panos, Robert Schlaefli, Timothy Hansen and John P. O’Neil (incorporated by reference to exhibit number 10.11 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003).

10.13		Lease, dated February 16, 2000, by and between Corporate Technology Centre Associates II LLC and Stratex Networks, Inc., relating to 130 Rose Orchard Way, San Jose, California (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000).

Exhibit
Number		Description

10.14		Lease, dated February 16, 2000, by and between Corporate Technology Centre Associates II LLC and Stratex Networks, Inc., relating to 170 Rose Orchard Way, San Jose, California (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000).

10.15		Lease, dated February 16, 2000, by and between Corporate Technology Centre Associates II LLC and Stratex Networks, Inc., relating to 180 Rose Orchard Way, San Jose, California (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000).

10	.16**	DMC Stratex Networks, Inc. 2002 Stock Incentive Plan (incorporated by reference to exhibit number 10.15 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003).

10.17		Placement Agency Agreement between Stratex Networks, Inc., and CIBC World Markets Corp., dated September 20, 2004. (incorporated by reference to exhibit number 10.1 filed on Form 8-K on September 24, 2004).

10	.18**	Employment Agreement, dated as of May 16, 2006, by and between Stratex Networks, Inc. and Thomas H. Waechter.

10	.19**	Employment agreement dated April 1, 2006 by and between Stratex Networks, Inc. and John Brandt.

10	.20**	Amendment A to April 1, 2006 Employment agreement between Stratex Networks, Inc. and John Brandt, dated April 19, 2006.

13.1		Portions of the 2006 Annual Report to Stockholders.(1)

14.1		Code of Ethics adopted by the Company on November 11, 2003. (incorporated by reference to exhibit number 14.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004)

21.1		List of subsidiaries.

23.1		Consent of Independent Registered Public Accounting Firm.(1)

24.1		Power of Attorney (included in signature page in this Annual Report on Form 10-K).
31.1		Certification of Thomas H. Waechter, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
31.2		Certification of Carl A. Thomsen, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
32.1		Certification of Thomas H. Waechter, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)
32.2		Certification of Carl A. Thomsen, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

**	Management contract, compensatory plan or arrangement in which one or more of our directors or executive officer(s) participates.

(1)	Filed herewith.