Form 10-Q
period 2006-06-30
STRATEX NETWORKS INC
filed 2006-08-09
CIK 812703

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006	Commission file number: 0-15895
Or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
STRATEX NETWORKS, INC.
(Exact name of registrant specified in its charter)

Delaware	77-0016028

(State or other jurisdiction	(IRS employer
of incorporation or organization)	identification number)

120 Rose Orchard Way
San Jose, CA	95134

(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (408) 943-0777
Registrant’s former name if changed since last report: N/A
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑	No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the Registrant’s common stock, par value $.01 per share, was 97,289,314 on July 31, 2006.

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
STRATEX NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2006	March 31, 2006
ASSETS

Current assets:
Cash and cash equivalents	$44,087	$44,414
Short-term investments	17,187	13,272
Accounts receivable, net of allowance of $2,144 on June 30, 2006 and $2,140 on March 31, 2006	40,152	42,003
Inventories	46,496	43,867
Other current assets	12,327	12,620

Total current assets	160,249	156,176

Property and equipment, net	23,299	24,049
Other assets	804	605

Total assets	$184,352	$180,830

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$41,218	$38,725
Short-term debt	11,250	11,250
Accrued liabilities	30,393	31,136

Total current liabilities	82,861	81,111

Long – term debt	19,479	22,291
Restructuring and other long – term liabilities	13,919	15,085

Total liabilities	116,259	118,487

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, $.01 par value; 5,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value; 150,000 shares authorized; 97,587 and 96,931 issued and outstanding at June 30, 2006 and March 31, 2006, respectively	976	969

Additional paid-in-capital	493,519	489,370
Accumulated deficit	(414,202)	(416,022)
Accumulated other comprehensive loss	(12,200)	(11,974)

Total stockholders’ equity	68,093	62,343

Total liabilities and stockholders’ equity	$184,352	$180,830

See accompanying Notes to Condensed Consolidated Financial Statements.

STRATEX NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	June 30,
	2006	2005
Net sales	$66,237	$54,872
Cost of sales	46,365	42,271

Gross profit	19,872	12,601

Operating expenses:
Research and development	4,584	3,701
Selling, general and administrative	12,975	11,994

Total operating expenses	17,559	15,695

Operating income (loss)	2,313	(3,094)

Other income (expense):
Interest income	657	220
Interest expense	(578)	(501)
Other expenses, net	(335)	(514)

Total other income (expense)	(256)	(795)

Income (loss) before provision for income taxes	2,057	(3,889)

Provision for income taxes	235	277

Net income (loss)	$1,822	$(4,166)

Basic net income (loss) per share	$0.02	$(0.04)

Diluted net income (loss) per share	$0.02	$(0.04)

Basic weighted average shares outstanding	97,168	94,942

Diluted weighted average shares outstanding	100,953	94,942

See accompanying Notes to Condensed Consolidated Financial Statements.

STRATEX NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$1,822	$(4,166)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Non-cash stock compensation expenses	2,960	228
Depreciation and amortization	1,630	1,682
Changes in assets and liabilities
Accounts receivable	1,795	(1,186)
Inventories	(2,547)	6,198
Other assets	(645)	(592)
Accounts payable	2,562	(5,539)
Accrued liabilities	(387)	2,744
Long-term liabilities	(1,165)	(938)

Net cash provided by (used for) operating activities	6,025	(1,569)

Cash flows from investing activities:
Purchase of short-term investments	(38,494)	(16,716)
Proceeds from sale/maturity of short-term investments	34,580	20,953
Purchase of property and equipment	(973)	(529)

Net cash provided by (used for) investing activities	(4,887)	3,708

Cash flows from financing activities:
Proceeds from sales of common stock	1,195	110
Repayment of borrowing from bank	(2,813)	(1,562)

Net cash used for financing activities	(1,618)	(1,452)

Effect of exchange rate changes on cash	153	302

Net increase (decrease) in cash and cash equivalents	(327)	989

Cash and cash equivalents at beginning of period	44,414	32,860

Cash and cash equivalents at end of period	$44,087	$33,849

SUPPLEMENTAL DATA
Cash paid during the period for:
Interest	$580	$314
Income taxes	$160	$31
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
While the financial information furnished is unaudited, the financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in connection with the Company’s financial statements included in its annual report and Form 10-K for the fiscal year ended March 31, 2006, filed with the Securities and Exchange Commission on June 14, 2006 as amended by Amendment No.1 filed on June 20, 2006.
CASH AND CASH EQUIVALENTS
The Company generally considers all highly liquid debt instruments purchased with a remaining maturity of three months or less at the time of purchase to be cash equivalents. Auction rate preferred securities are classified as short-term investments. Cash and cash equivalents consisted of cash, money market funds, and short-term securities as of June 30, 2006 and March 31, 2006.
SHORT- TERM INVESTMENTS
The Company invests its excess cash in high-quality marketable instruments to ensure that cash is readily available for use in its current operations. Accordingly, all of the marketable securities are classified as “available-for-sale” in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115. The Company views its available-for-sale portfolio as available for use in its current operations. Accordingly, the Company has classified all investments in marketable securities as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date. All investments are reported at fair market value with the related unrealized holding gains and losses reported as a component of accumulated other comprehensive loss. Unrealized holding losses on the portfolio as of June 30, 2006 were insignificant. At June 30, 2006, the available-for-sale securities had contractual maturities ranging from 1 month to 12 months, with a weighted average maturity of 40 days.

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of (in thousands):

	June 30, 2006	March 31, 2006
Raw materials	$8,941	$9,012
Finished goods	37,555	34,855

	$46,496	$43,867

OTHER CURRENT ASSETS
Other current assets included the following (in thousands):

	June 30, 2006	March 31, 2006
Receivables from suppliers	$2,529	$3,074
Non-trade receivables	899	947
Prepaid expenses	2,973	2,987
Deferred costs	1,641	1,178
Prepaid insurance	238	395
Income tax and VAT refund	3,869	3,795
Other	178	244

	$12,327	$12,620

Deferred costs as of June 30, 2006 and March 31, 2006 were installation costs incurred for customers, which are being deferred because revenue related to these costs was not yet recognized.
DEPRECIATION AND AMORTIZATION
Depreciation and amortization are reported in the applicable captions in the statement of operations based on the functional area that utilizes the related equipment and facilities. Any depreciation related to production facilities is therefore recorded as a component of cost of sales.
OTHER ASSETS – LONG TERM
Included in other assets as of June 30, 2006 are long-term deposits of $0.4 million for premises leased by the Company and $0.4 million for long-term accounts receivable. The long-term accounts receivable is due to the extended terms of credit granted by the Company to some of its customers.
As of March 31, 2006, other assets included deposits of $0.4 million for premises leased by the Company and $0.2 million for long-term accounts receivable.

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
ACCRUED LIABILITIES
Accrued liabilities included the following (in thousands):

	June 30, 2006	March 31, 2006
Customer deposits	$1,753	$2,103
Accrued payroll and benefits	2,672	2,628
Accrued commissions	4,520	4,660
Accrued warranty	4,539	4,395
Accrued restructuring	3,729	3,373
Accrual for customer discounts	4,483	4,359
Deferred revenue	2,592	3,193
Other	6,105	6,425

	$30,393	$31,136

The accrual for customer discounts of $4.5 and $4.4 million as of June 30, 2006 and March 31, 2006, respectively, were for discounts on certain volume levels reached by a customer.
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

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
assets and liabilities. Derivatives hedging non-functional currency monetary assets and liabilities are recorded on the balance sheet at fair value and changes in fair value are recognized currently in earnings.
The Company hedges forecasted non-U.S. dollar sales and non-U.S. dollar purchases. In accordance with SFAS 133, the Company designates and documents the forward contracts as “cash flow hedges” which are evaluated for effectiveness, excluding time value, at least quarterly. The Company records effective changes in the fair value of these cash flow hedges in accumulated other comprehensive income (“OCI”) until the revenue is recognized or the related purchases are recognized in cost of sales, at which time the changes are reclassified to revenue and cost of sales, respectively. All amounts accumulated in OCI at the end of the quarter will be reclassified to earnings within the next 12 months.
The following table summarizes the activity in OCI, with regard to the changes in fair value of derivative instruments, for the first quarter of fiscal 2007 (in thousands):

	Three Months Ended	Three Months Ended
	June 30, 2006	June 30, 2005
	Gains/ (Losses)	Gains/ (Losses)

Beginning balance on April 1,	$(107)	$90
Net changes	(269)	(214)
Reclassifications to revenue	529	500
Reclassifications to cost of sales	—	2

Ending balance on June 30,	$153	$378

An insignificant amount of loss was recognized in other income and expense in the first quarter of fiscal 2007 and the first quarter of fiscal 2006 related to the exclusion of time value from effectiveness testing. There was no gain/loss arising from ineffectiveness resulting from forecasted transactions that did not occur.
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
Accounts receivable concentrated with certain customers primarily in the telecommunications industry and in certain geographic locations may subject the Company to concentration of credit risk. The following table summarizes the number of our significant customers as a percentage of our accounts receivable balance at June 30, 2006 and June 30, 2005, along with the percentage of accounts receivable balance they individually represent. No other customer accounted for more than 10% of the accounts receivable balance at the dates indicated.

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2006	June 30, 2005

Number of significant customers	1	—
Percentage of accounts receivable balance	19%	—
The following table summarizes the number of our significant customers, each of whom accounted for more than 10% of our revenues, along with the percentage of revenues they individually represent.

	Three Months Ended
	June 30, 2006	June 30, 2005

Number of significant customers	3	1
Percentage of net sales	14%, 11%, 10%	14%
The Company actively markets and sells products in Africa, Asia, Europe, the Middle East and the Americas. The Company performs on-going credit evaluations of its customers’ financial conditions and generally requires no collateral, although sales to Asia, Africa and the Middle East are primarily paid through letters of credit.
REVENUE RECOGNITION
We recognize revenue pursuant to Staff Accounting Bulletin No. 104 (“SAB 104”) “Revenue Recognition”. Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that the arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured.
In accordance with SAB 104, revenues from product sales are generally recognized when title and risk of loss passes to the customer and the above criteria are met, except when product sales are combined with significant post-shipment installation services. Under this exception, revenue is deferred until such services have been performed. Installation service revenue is recognized when the related services are performed. When sales are made under payment terms beyond the normal credit terms, revenue is recognized only when cash is collected from the customer unless the sale is covered by letters of credit or other bank guarantees. Revenue from service obligations under maintenance contracts is deferred and recognized on a straight-line basis over the contractual period, which is typically one year.
In the fourth quarter of fiscal 2006, we entered into a four year agreement with Alcatel to license certain Eclipse software and products to Alcatel. Alcatel will pay us a license fee based on the dollar value of Alcatel’s quarterly purchases from our contract manufacturers. There is a minimum quarterly license fee during the early quarters of the agreement that will be recognized as revenue in the fiscal quarter it is invoiced. License fees beyond the quarterly minimum will be recognized as revenue in the quarter in which they are invoiced, due and payable.
Included in the agreement are certain additional support services that may be provided by us to Alcatel. In accordance with Emerging Issues Task Force (“EITF”) 00-21, “Revenue Arrangements with Multiple Deliverables”, we determined that revenue related to these services should be

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
recognized separately from the license fee and accordingly will be recognized when the services are performed.
EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive securities outstanding during the period. Net loss per share is computed using only the weighted average number of shares of common stock outstanding during the period, as the inclusion of potentially dilutive securities would be anti-dilutive.
STOCK-BASED COMPENSATION EXPENSE
Prior to April 1, 2006, our stock-based employee and director compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and related interpretations, and we provided the required pro forma disclosures as required by SFAS No. 123 (SFAS 123), “Accounting for Stock-based Compensation”, as amended by SFAS 148, “Accounting for Stock-Bases Compensation—Transition and Disclosure”.
Effective April 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment”, (SFAS No. 123(R)), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the three months ended June 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of March 31, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, as adjusted for estimated forfeitures. Stock-based compensation expense for all stock-based compensation awards granted subsequent to March 31, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Under SFAS No. 123(R), the Employee Stock Purchase Plan (“ESPP”) is considered a compensatory plan and we are required to recognize compensation expense for discounts related to purchases of common stock made under the ESPP. We recognize compensation costs for all stock-based awards over the period during which the employee or director is required to provide service in exchange for the award (the vesting period).
For a further detailed discussion of stock based compensation expense recorded in the financials due to adoption of SFAS 123(R), please see Note 3.

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
COMPREHENSIVE INCOME (LOSS)
The following table reconciles net income (loss) to comprehensive income (loss) (in thousands):

	Three Months Ended
	June 30,
	2006	2005
Net income (loss)	$1,822	$(4,166)
Other comprehensive income (loss):
Unrealized currency translation gain/(loss)	(227)	895
Unrealized holding gain (loss) on investments	1	21

Comprehensive income (loss)	$1,596	$(3,250)

RECENT ACCOUNTING PRONOUNCEMENTS
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48. “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 defines a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Fin 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on the Company’s consolidated financial statements.
In February 2006, FASB issued Statement of Financial Accounting Standard No.155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), an amendment to SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 provides the framework for fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation as well as establishes a requirement to evaluate interests in securitized financial assets to identify interests. SFAS 155 further amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The SFAS 155 guidance also clarifies which interest-only strips and principal-only strips are not subject to the requirement of SFAS 133 and concentrations of credit risk in the form of subordination are not embedded derivatives. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 155 to have a material impact on the Company’s consolidated financial statements.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No.154 replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements of the accounting for and reporting of a change in accounting principle. SFAS No. 154 also provides guidance on the accounting for and reporting of error corrections. The

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
provisions of this statement are applicable for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material impact on the Company’s results of operations or financial condition.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 became effective for fiscal years beginning after June 15, 2005. The adoption of this standard did not have a material impact on the Company’s results of operations or financial condition.
NOTE 2. LONG TERM DEBT
On May 27, 2004 the Company borrowed $25 million on a long-term basis against its $35 million credit facility with a commercial bank. This $25 million loan is payable in equal monthly installments of principal plus interest over a period of four years. This loan bears interest at a fixed interest rate of 6.38% per annum. As of June 30, 2006 the Company has repaid $13.0 million of the loan.
In February 2006, the Company increased the amount of its credit facility with the bank from $35 million to $50 million and extended the facility for an additional one year term to April 30, 2008. The Company also borrowed an additional $20 million on a long-term basis under the facility with the bank on March 1, 2006. This loan is payable in equal monthly installments of principal plus interest over a period of four years. The loan is at a fixed interest rate of 7.25%. As of June 30, 2006, the Company has repaid $1.3 million under the new term loan.
As part of the credit facility agreement, there is a tangible net worth covenant and a liquidity ratio covenant. As of June 30, 2006 the Company was in compliance with these financial covenants of the agreement.
At June 30, 2006, future long-term debt payment obligations were as follows:

Years ending March 31,
(in thousands)

2007	$8,438
2008	11,250
2009	6,041
2010	5,000

Total	$30,729

At the end of June 2006, the Company had $12.9 million of credit available against our $50 million revolving credit facility with a commercial bank as mentioned above. Per the amended agreement, the total amount of revolving credit available was expanded to $50 million less the outstanding balance of the term debt portion and any usage under the revolving credit portion. As of June 30,

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2006, the balance of the long-term debt portion of our credit facility was $30.7 million and there were $6.4 million in outstanding standby letters of credit as of that date which are defined as usage under the revolving credit portion of the facility.
NOTE 3. STOCK BASED COMPENSATION
The Company has stock options plans, restricted stock plan and employee stock purchase plan under which it grants stock to employees as incentives.
Stock Option Plans. The Company grants options to employees under several stock option plans. The Company’s 1984 Stock Option Plan (the “1984 Plan”) provides for the grant of both incentive and nonqualified stock options to its key employees and certain independent contractors. Upon the adoption of its 1994 Stock Incentive Plan (“the 1994 Plan”), no future grants will be made under the 1984 Plan. The 1994 Stock Incentive Plan terminated in July 2004.
In April 1996, the Company adopted the 1996 Non-Officer Employee Stock Option Plan (the “1996 Plan”). The 1996 Plan authorizes 1,000,000 shares of Common Stock to be reserved for issuance to non-officer key employees as an incentive to continue to serve with the Company. The 1996 Plan terminated in.April 2006. No future grants will be made under this Plan.
In November 1997, the Company adopted the 1998 Non-Officer Employee Stock Option Plan (the “1998 Plan”), which became effective on January 2, 1998. The 1998 Plan authorizes 500,000 shares of Common Stock to be reserved for issuance to non-officer key employees as an incentive to continue to serve with the Company. The 1998 Plan will terminate on the date on which all shares available have been issued.
The 1999 Stock Incentive Plan (the “1999 Incentive Plan”), approved by the Company’s stockholders in August 1999, provides for the issuance of stock options covering up to 2,500,000 shares of its Common Stock. In August 2001, the stockholders approved the reservation for issuance of 4,000,000 additional shares of Common Stock under the 1999 Incentive Plan. The 1999 Incentive Plan enables the Company to grant options as needed to retain and attract talented employees. Options generally vest over four years and expire after 7 years. The 1999 Plan terminated in June 2006. No future grants will be made under this Plan.
In August 2002, the shareholders approved the 2002 Stock Incentive Plan, which provides for the issuance of stock options and grants of the Company’s common stock covering up to 10,000,000 shares of its common stock. The purposes of the plan are to give the Company’s employees and others who perform substantial services for the Company an incentive, through ownership of its common stock. The plan permits the grant of awards to the Company’s directors, officers, consultants and other employees. The awards may be granted subject to vesting schedules and restrictions on transfer. The 2002 Stock Incentive Plan also contains two separate equity incentive programs related to Director grants, (i) a non-employee director option program under which option grants will be made at specified intervals to non-employee directors of the Company’s board of directors and (ii) a non-employee director stock program under which non-employee directors of the Company’s board may elect to apply all or a portion of their annual retainer and meeting fees to the purchase of shares of the Company’s common stock. The 2002 Stock Incentive Plan will terminate in August 2009, unless terminated earlier by the Company’s board of directors.

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
At June 30, 2006, the Company had reserved 2,586,702 shares for future issuance under all stock option plans for which there were options available for grant.
We had no modifications to our plans during the three months ended June 30, 2006.
The following represents the activity in our stock option plans:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	remaining	Intrinsic
	Shares	Exercise	contractual	Value (in
	(in thousands)	Price	term in years	thousands)
Outstanding at March 31, 2006	11,358	$5.74
Granted	3,073	4.33
Exercised	(288)	3.37
Forfeitures and cancellations	(76)	3.33
Expired	(75)	10.22

Outstanding at June 30, 2006	13,992	$5.47	4.59	6,285

Vested and expected to vest at June 30, 2006	13,537	$5.51	4.53	6,254

Exercisable at June 30, 2006	9,231	$6.16	3.70	5,691

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at June 30, 2006. The aggregate intrinsic value of options exercised under the Company’s stock option plans was $0.8 million, determined as of the date of option exercise during the three months ended June 30, 2006.
Employee Stock Purchase Plan. In addition to our stock option plans, we also have an Employee Stock Purchase Plan which generally allows employees to purchase Company stock at a 15% discount to market prices with a three month look-back period. Based on the 15% discount and the fair value of the option feature of this plan, this plan is considered compensatory under SFAS 123(R). Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. The Company recognized compensation expense of $82,000 in the first quarter of fiscal 2007. The Company did not recognize expense during the first quarter of fiscal 2006 as it was not required prior to the adoption of SFAS No. 123(R).

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Stock Plan. The Company grants restricted stock under its 2002 stock incentive plan. On June 15, 2005, the Company granted 906,575 of shares of Common Stock to its employees under its 2002 Stock incentive plan. Per the plan the shares vest a minimum of one third annually for the next three fiscal years. In addition, the vesting schedule is subject to certain acceleration and adjustments if any or all of the performance goals defined in the Restricted Stock Award Agreement (“the agreement”) are achieved. In fiscal 2006, all the shares (net of forfeitures) granted under this plan vested due to achievement of certain performance goals. On March 31, 2006, the Company granted an additional 637,544 shares of Common Stock to its employees under its 2002 Stock Incentive Plan. Per the plan a minimum of 50% of shares will vest by March 31, 2008. In addition, the vesting schedule is subject to certain acceleration if any or all of the performance goals defined in the Restricted Stock Award Agreement (“the agreement”) are achieved during the period beginning April 1, 2006 and ending March 31, 2007 (the “Performance Period”). If more than 50% of the shares vest based upon achievement of the performance goals for the Performance Period then any shares which have not vested based upon achievement of the performance goals for the Performance Period shall automatically be forfeited and no additional shares will vest on March 31, 2008. Under this same plan the Company granted additional 129,922 shares on April 3, 2006.
The following table summarizes the Company’s restricted stock award activity for the three months ended June 30, 2006 (in thousands, except per share amounts):

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested stock at April 1, 2006	637	6.15
Granted	130	6.08
Vested	(307)	6.14
Forfeited	—

Nonvested stock at June 30, 2006	460	6.14

The Company settles employee stock option exercises, employee stock purchases under the Employee Stock Purchase Plan and restricted stock awards vested with newly issued common shares.
Determining Fair Value of Stock-based Compensation Awards
Valuation method—We estimate the fair value of stock options granted using the Black-Scholes-Merton multiple option valuation model.
Amortization method—For options granted prior to March 31, 2006, the fair value is amortized on a graded vesting method, and for stock awards granted after March 31, 2006 on a straight line basis, over the requisite service period of the awards.
Expected Term— The expected term represents the period that our stock-based awards are expected to be outstanding and was determined based on the “simplified method” per Staff Accounting Bulletin (SAB) No. 107, giving consideration to the contractual terms of the stock-based awards and the vesting schedules. In developing our estimate, the Company determined that the expected term determined using the historical exercise data was not indicative of future exercise behavior primarily due to past structural changes of our business and differences in terms of past- equity based share option grants.

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Expected Volatility—Our computation of expected volatility for the quarter ended June 30, 2006 is based on historical volatility.
Risk-Free Interest Rate—The risk-free interest rate used in the Black-Scholes-Merton option valuation method is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the option.
Expected Dividend—The dividend yield reflects that we have not paid any dividends and have no intention to pay dividends in the foreseeable future.
Estimated Pre-vesting Forfeitures—When estimating forfeitures, the Company considers voluntary termination behavior as well as future workforce reduction programs. Estimated forfeiture rates are trued-up to actual forfeiture results as the stock-based awards vest.
In connection with the adoption of SFAS No. 123(R), we reassessed our valuation technique and related assumptions. The Company estimates the fair value of stock options using the Black-Scholes-Merton option valuation model, consistent with the provisions of SFAS No. 123(R), SEC SAB No. 107 and our prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the graded-vesting method with the following weighted-average assumptions:

	Employee Stock Option Plans		Employee Stock Purchase Plan
	Three Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005

Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected stock volatility	94.2%	96.9%	81.0%	74.7%
Risk-free interest rate	5.0%	3.9%	4.8%	2.9%
Expected life in years	2.2 (*)	1.6 (*)	0.3	0.2

(*)	From vest date.
The weighted average fair value of stock options granted during the period was $2.89 and $1.00 for the quarters ended June 30, 2006 and June 30, 2005, respectively.

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Total stock compensation expense recorded in the condensed consolidated statement of operations for the three months ended June 30, 2006 was $3.0 million which included $1.1 million of expense for stock options due to the adoption of SFAS 123(R) effective April 1, 2006 and $1.8 million of stock expense for restricted stock awards that vested during the quarter. Had we not adopted SFAS 123(R), our income before income taxes would have increased by $1.1 million and net income would have increased by $1.1 million for the three months ended June 30, 2006, respectively. Basic and diluted net income per share for the three months ended June 30, 2006 would have increased by $0.01 and $0.01, respectively.
The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2006 (in thousands):

Cost of sales	$288
Research and development	694
Selling, general and administrative	1,978
Income tax effect	—

$2,960

We capitalized approximately $0.3 million of stock-based compensation as part of inventory during the first quarter of 2007.
At June 30, 2006, the total compensation cost related to unvested stock-based awards granted to employees under the stock option plans but not yet recognized was approximately $8.8 million, after estimated forfeitures. This cost will be recognized over an estimated weighted-average period of approximately 2.5 years and will be adjusted if necessary in subsequent periods if actual forfeitures differ from those estimates.
At June 30, 2006, the total compensation cost related to options to purchase common shares under the ESPP but not yet recognized was insignificant.
Pro Forma Disclosures. Pro forma information required under SFAS 123 for the period ended June 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123, to options under the Company’s stock-based compensation plans, was as follows (in thousands, except for per share amounts):

Net loss — as reported	$(4,166)
Less: Stock-based compensation expense determined under fair value method for all awards, net of related tax effects	$(1,114)

Net loss — pro forma	$(5,280)

Basic and diluted loss per share — as reported	$(0.04)
Basic and diluted loss per share — pro forma	$(0.06)

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

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The changes in the warranty reserve balances during the periods indicated are as follows (in thousands):

	Three Months Ended June 30,
	2006	2005
Balance at the beginning of the quarter	$4,395	$5,340
Additions related to current period sales	1,006	1,410
Warranty costs incurred in the current period	(1,055)	(1,330)
Adjustments to accruals related to prior period sales	193	(211)

Balance at the end of the quarter	$4,539	$5,209

NOTE 5. RESTRUCTURING CHARGES
The Company did not record any restructuring charges in the first quarter of fiscal 2007 or in the first quarter of fiscal 2006.
During fiscal 2002 to fiscal 2005, the Company announced several restructuring programs. These restructuring programs included the consolidation of excess facilities and reduction of workforce. Due to these actions, the Company recorded restructuring charges of $19.0 million in fiscal 2003 and $8.6 million in fiscal 2002 for vacated building lease obligations. In fiscal 2004 and fiscal 2005, we recorded another $4.6 and $2.3 million of restructuring charges, respectively, for the building lease obligations, related to facilities which were vacated in fiscal 2002 and fiscal 2003, due to changes in estimated sub-lease income.
The following table summarizes the activities of the restructuring accrual during the first quarter of fiscal 2007 and during the fiscal year ended March 31, 2006 (in millions):

	Severance and Benefits	Facilities and Other	Total
Balance as of March 31, 2005	$1.1	$21.9	$23.0
Cash payments	(1.2)	(3.6)	(4.8)
Reclassification	0.3	(0.6)	(0.3)

Balance as of March 31, 2006	$0.2	$17.7	$17.9
Cash payments	—	(0.8)	(0.8)

Balance as of June 30, 2006	$0.2	$16.9	$17.1

Current portion	$0.2	$3.5	$3.7
Long-term portion	$—	$13.4	$13.4
The remaining accrual balance of $17.1 million as of June 30, 2006 is expected to be paid out in cash ($0.2 million is severance and benefits, $0.3 million is legal and $16.6 million is vacated building lease obligations). Of the vacated building lease obligations, 3.2 million is expected to be paid out in the next twelve months and $13.4 million to be paid out during fiscal 2008 through fiscal 2012.

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 6. OPERATING SEGMENT AND GEOGRAPHIC INFORMATION
SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about products, geographic information, and major customers. Operating segment information for the first quarter of fiscal 2007 and 2006 is presented in accordance with SFAS 131.
The Company is organized into two operating segments: Products and Services. The Chief Executive Officer (“CEO”) has been identified as the Chief Operating Decision-Maker as defined by SFAS 131. Resources are allocated to each of these groups using information on their revenues and operating profits before interest and taxes.
The Products operating segment includes the Eclipse™, XP4™, Altium®, DXR® and Velox™ digital microwave systems for digital transmission markets. The Company began commercial shipments of a new wireless platform consisting of an Intelligent Node Unit and a radio element, which combined are called Eclipse™ (“Eclipse”), in January 2004. The Company designs and develops the above products in Wellington, New Zealand and San Jose, California. Prior to June 30, 2002, the Company manufactured the XP4 and Altium family of digital microwave radio products in San Jose, California. In June 2002, the Company entered into an agreement with Microelectronics Technology Inc. (MTI), a Taiwanese company, for outsourcing of the Company’s manufacturing operations. In fiscal 2005, the Company outsourced its DXR manufacturing operations in New Zealand to GPC in Australia and its Velox manufacturing operations in Cape Town, South Africa to Benchmark Electronics in Thailand. The Eclipse family of products is also manufactured by these contract manufacturers.
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

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table sets forth net revenues and operating income (loss) by operating segments (in thousands):

	Three Months Ended
	June 30,
	2006	2005
Products:
Net revenues	$59,188	$48,362
Operating income (loss)	1,154	(4,000)

Services:
Net revenues	7,049	6,510
Operating income	1,159	906

Total:
Net revenues	$66,237	$54,872
Operating income (loss)	2,313	(3,094)
The following table sets forth net revenues from unaffiliated customers by product (in thousands):

	Three Months Ended
	June 30,
	2006	2005
Eclipse	$50,960	$24,750
XP4	1,900	9,512
DXR	1,707	6,590
Altium	2,472	6,341
Other products	2,149	1,169

Total products	$59,188	$48,362
Total services & repairs	7,049	6,510

Total revenue	$66,237	$54,872

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table sets forth net revenues from unaffiliated customers by geographic region (in thousands):

	Three Months Ended
	June 30,
	2006	2005
United States	$2,159	$2,374
Other Americas	4,626	6,733
Russia	2,535	7,869
Other Europe	17,403	14,226
Middle East	8,851	3,421
Ghana	6,455	1,828
Other Africa	9,596	1,701
Thailand	1,446	7,671
Sri Lanka	9,147	1,299
Other Asia/Pacific	4,019	7,750

Total revenue	$66,237	$54,872

Long-lived assets by country consisting of net property and equipment was as follows (in thousands):

	June 30, 2006	March 31, 2006
United States	$4,117	$3,698
United Kingdom	13,542	14,193
New Zealand	3,215	3,648
Other foreign countries	2,425	2,510

Total property and equipment, net	$23,299	$24,049

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussions in this Quarterly Report on Form 10-Q should be read in conjunction with our accompanying Financial Statements and the related notes thereto. This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions also identify forward looking statements. The forward looking statements in this Quarterly Report on Form 10-Q are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements and include, without limitation, statements regarding:
•	Our belief that the sales increase was primarily attributable to an increase in the demand for our newest Eclipse product line due to wireless subscriber growth and growth in fixed wireless transmission infrastructures in developing countries as well as increased sales for data applications as a result of the Eclipse product features which specifically address this market.

•	Our belief that improved market conditions, though modest, were also one of the factors contributing to the increase in net sales in the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006.

•	Our expectations that cash requirements for the product operating segment to be primarily for working capital requirements, restructuring payments and research and development activities.

•	Our expectations that cash requirements for the service operating segment will continue to be primarily for labor costs and spare parts.

•	Our expectation that gross margins will improve further in fiscal 2007 due to an expected increase in sales of our Eclipse product line which has higher margins as compared to our legacy product lines;

•	Our expectation that research and development expenses will increase slightly over the remainder of fiscal 2007 in part due to salary increases to employees effective from the second quarter of fiscal 2007;

•	Our expectation that selling, general and administrative expenses will increase slightly in the balance of fiscal 2007 in part due to salary increases to employees effective from the second quarter of fiscal 2007;

•	Our plan to pay out the $17.1 million of the remaining accrual balance in cash ($0.2 million of severance and benefits, $0.3 million of legal and $3.2 million of vacated building lease obligations in the next twelve months and vacated building lease obligations of $13.4 million during fiscal 2008 through fiscal 2012);

•	Our belief that we have the financial resources needed to meet our business requirements for at least the next 12 months;

•	Our belief that our available cash and cash equivalents at June 30, 2006 combined with anticipated receipts of outstanding accounts receivable, the liquidation of other current assets and our $12.9 million available credit under our revolving credit facility should be sufficient to meet our anticipated needs for working capital and capital expenditures for the next twelve months;

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•	Our belief that the legal proceedings and claims that arise in the normal course of our business will not have a material adverse effect on our business, financial position, and results of operations;
All forward looking statements included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward looking statement or statements. The reader should also consult the cautionary statements and risk factors listed in Item 1A “Risk Factors,” in evaluating these forward-looking statements.
Business Overview
We design, manufacture, market and sell advanced wireless solutions for worldwide mobile and fixed telephone network interconnection and access. Since our founding in 1984, we have introduced a number of innovative products in the telecommunications market and have delivered wireless transmission systems for the transport of data, voice and video communication, including comprehensive service and support. We market our products primarily to mobile wireless carriers around the world. Our solutions also address the requirements of fixed wireless carriers, enterprises and government institutions that operate broadband wireless networks. We provide our customers with a broad product line, which contains products that operate using a variety of transmission frequencies, ranging from 0.3 GigaHertz (GHz) to 38 GHz, and a variety of transmission capacities, typically ranging from 64 Kilobits to 2OC-3 or 311 Megabits per second (Mbps). Our broad product line allows us to market and sell our products to service providers worldwide with varying interconnection and access requirements. We also sell our products to agents, distributors and base station suppliers, who provide and install integrated systems to service providers. We have equipment installed in over 150 countries, and a significant percentage of our revenue is derived from sales outside the United States. Our revenues from sales of equipment and services outside the United States were 97% and 96% in the first quarter of fiscal 2007 and 2006, respectively.
In the first quarter of fiscal 2007, our results of operations improved as compared to the first quarter of fiscal 2006, which we believe is attributable to the success of the expanding Eclipse product line. We rolled out new product lines Eclipse 300hp and 300sp. In the first quarter of fiscal 2007 we reported net income as opposed to the net loss reported in the first quarter of fiscal 2006.
As indicated in the table below our gross margins have shown gradual improvement in the past several quarters although the gross margin in the first quarter of fiscal 2007 as compared to the fourth quarter of fiscal 2006 declined slightly.

	Q1 FY 2007	Q4 FY 2006	Q3 FY 2006	Q2 FY 2006	Q1 FY 2006
Gross Margin	30.0%	30.7%	29.2%	26.8%	23.0%
Orders for Eclipse products were at $49.9 million in the first quarter of fiscal 2007, an 85% increase compared to the $26.9 million in orders in the first quarter of fiscal 2006.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The table below indicates the continued improvement in revenue from our Eclipse product line.

	(in millions)
	Q1 FY 2007	Q4 FY 2006	Q3 FY 2006	Q2 FY 2006	Q1 FY 2006
Revenue	$51.0	$45.7	$33.3	$30.9	$24.8
Critical Accounting Policies and Estimates
For a description of our critical accounting policies, see our Annual Report on Form 10-K for the year ended March 31, 2006. There have been no changes to our critical accounting policies in the quarter ended June 30, 2006.
Results of Operations
Revenues
Net sales for the first quarter of fiscal 2007 increased to $66.2 million, compared to $54.9 million reported in the first quarter of fiscal 2006. We believe that this increase was primarily attributable to an increase in the demand for our newest Eclipse product line due to wireless subscriber growth and growth in fixed wireless transmission infrastructures in developing countries as well as increased sales for data applications as a result of the Eclipse product features which specifically address this market. As mentioned above, Eclipse sales were $51.0 million in the first quarter of fiscal 2007 as compared to $24.8 million in the first quarter of fiscal 2006. We believe that improved market conditions though modest, were also one of the factors contributing to the increase of net sales in the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006.
Revenue by geographic regions. The following table sets forth information on our sales to geographic regions for the periods indicated (in thousands):

	Three Months Ended June 30,
		% of		% of
	2006	Total	2005	Total

United States	$2,159	3%	$2,374	4%
Other Americas	4,626	7	6,733	13
Russia	2,535	4	7,869	15
Other Europe	17,403	26	14,226	26
Middle East	8,851	13	3,421	6
Ghana	6,455	10	1,828	3
Other Africa	9,596	15	1,701	3
Thailand	1,446	2	7,671	14
Sri Lanka	9,147	14	1,299	2
Other Asia/Pacific	4,019	6	7,750	14

Total Revenues	$66,237	100%	$54,872	100%

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Revenue in the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 increased significantly in the, Ghana, Other Africa, Sri Lanka and Middle East regions. The increase in sales in the Middle East region was primarily due to sales to an existing customer in that region while the increase in Sri Lanka was attributed to sales to a new customer in that region. Revenue in the Ghana and Other Africa region increased primarily due to increase in sales to existing customers in that region who are expanding their existing networks. These increases were partially offset by a significant decrease in revenue in the Russia and Thailand regions due to decreased sales to one major customer in each of those regions.
Product operating segment. The revenue and operating income for the product operating segment for the periods indicated were as follows (in thousands):

	Three Months Ended June 30,
		% of		% of
	2006	Total	2005	Total

Eclipse	$50,960	86%	$24,750	51%
XP4	1,900	3%	9,512	20%
DXR	1,707	3%	6,590	14%
Altium	2,472	4%	6,341	13%
Other Products	2,149	4%	1,169	2%

Total Revenue	$59,188	100%	$48,362	100%

Operating Income (Loss)	$1,154	2%	$(4,000)	(8%)

Net product revenues increased from $48.4 million in the first quarter of fiscal 2006 to $59.2 million in the first quarter of fiscal 2007. This increase was primarily due to a significant increase in sales of the Eclipse product line. Sales of Eclipse accounted for 86% of the total revenue, which increased from $24.8 million in the first quarter of fiscal 2006 to $51.0 million in the first quarter of fiscal 2007, a 106% increase. Sales of our Altium, XP4 and DXR product lines decreased as demand for these products was replaced with our new Eclipse product line.
We generated an operating income in the product operating segment in the first quarter of fiscal 2007 of $1.2 million as compared to a operating loss of $ 4.0 million in the first quarter of fiscal 2006. This was primarily because of higher margins on the sales of our Eclipse product as compared to our legacy product lines.
Cash used for the product operating segment was primarily for working capital requirements. The cash needs of this segment were also to fund research and development activities and restructuring payments. We also increased the inventory levels of our new product Eclipse in order to support the higher backlog of Eclipse orders. We expect cash requirements for this segment to be primarily for working capital requirements, restructuring payments and research and development activities.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Service Operating Segment. The revenue and operating income (loss) for the services operating segment for the three months ended June 30 were as follows (in thousands):

	Three Months Ended June 30,
		% of		% of
	2006	Revenue	2005	Revenue

Field Service revenue	$4,170		$3,322

Operating income (loss)	284	7%	(230)	(7%)

Repair revenue	2,879		3,188

Operating income	875	30%	1,136	36%

Total Services Revenue	$7,049		$6,510
Total Operating income	$1,159	16%	$906	14%
Services revenue includes, but is not limited to, installation, network design, path surveys, integration, and other revenues derived from the services we provide to our customers. In the first quarter of fiscal 2007, field service revenue increased to $4.2 million as compared to $3.3 million in the first quarter of fiscal 2006 due to the increase in product revenues associated with field services. The operating income for field service revenue, as a percentage of field service revenue, was 7% in the first quarter of fiscal 2007 as compared to an operating loss of 7% in the first quarter of fiscal 2006. This increase was primarily due to fixed field service costs being spread over higher revenue levels.
Repair revenue decreased in the first quarter of fiscal 2007 to $2.9 million from $3.2 million in the first quarter of fiscal 2006. Repair operating income, as a percentage of repair revenue, in the first quarter of fiscal 2007 decreased to 30% as compared to 36% in the first quarter of fiscal 2006 due to lower margin resulting from lower revenue.
The cash requirements in the service operating segment were primarily to purchase spare parts to provide repair services to our customers and for payment of labor expenses. We also pay cash to several third party vendors for helping us in the installation of our products. We expect the cash requirements for this segment to continue to be primarily for labor costs and spare parts.
Gross Profit

	Three Months Ended June 30,
		% of Net		% of Net
	2006	Sales	2005	Sales
	(in thousands)
Net sales	$66,237	100%	$54,872	100%
Cost of sales	46,365	70%	42,271	77%

Gross profit	$19,872	30%	$12,601	23%

Gross profit as a percentage of net sales increased to 30% in the first quarter of fiscal 2007 as compared to 23% in the first quarter of fiscal 2006. This increase in gross profit was primarily due to a favorable product mix impact of approximately 5%. Higher sales of our product Eclipse

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
contributed significantly to the increase in gross profits. Slightly lower manufacturing period costs spread over increased revenue had a favorable impact of approximately 1%. We expect gross profits to improve further in fiscal 2007 as we expect an increase in sales of our Eclipse product line which has higher margins as compared to our legacy product lines.
Research and Development

	Three Months Ended June 30,
	2006	2005
	(in thousands)
Research and development	$4,584	$3,701
% of net sales	6.9%	6.7%
In the first quarter of fiscal 2007, research and development expenses increased to $4.6 million from $3.7 million in the first quarter of fiscal 2006. This increase was primarily due to stock compensation expense of $0.7 million recorded in the first quarter of fiscal 2007 due to vesting of restricted stock on achievement of certain financial objectives and adoption of Statement of Financial Accounting Standard No. 123(R), (SFAS No.123 (R)), “Share-Based Payment”, requiring us to recognize expense related to the fair value of our stock-based compensation awards. We expect research and development expenses to increase slightly over the remainder of fiscal 2007 in part due to salary increases to employees effective from the second quarter of fiscal 2007.
Selling, General and Administrative

	Three Months Ended June 30,
	2006	2005
	(in thousands)
Selling, general and administrative	$12,975	$11,994
% of net sales	19.6%	22.0%
In the first quarter of fiscal 2007, selling, general and administrative expenses increased to $13.0 million from $12.0 million in the first quarter of fiscal 2006. This increase was primarily due to stock compensation expense of $2.0 million recorded in the first quarter of fiscal 2007 due to vesting of restricted stock on achievement of certain financial objectives and adoption of SFAS No. 123 (R) as compared to $0.2 million in the first quarter of fiscal 2006. This increase was partially offset by lower agent commissions due to lower sales in the Asia/Pacific region where we use agents.
We expect selling, general and administrative expenses to increase slightly in the balance of fiscal 2007 in part due to salary increases to employees effective from the second quarter of fiscal 2007.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Restructuring Charges
We did not record any restructuring charges in the first quarter of fiscal 2007 or in the first quarter of fiscal 2006.
During fiscal 2002 to fiscal 2005, we announced several restructuring programs. These restructuring programs included the consolidation of excess facilities and reduction of workforce. Due to these actions, during that period, we recorded restructuring charges for vacated building lease obligations, severance and benefits, legal costs and other charges related to restructuring. We have a remaining accrual balance of $17.1 million as of June 30, 2006 which is expected to be paid out in cash ($0.2 million is severance and benefits, $0.3 million is legal and $16.6 million is vacated building lease obligations). Of the vacated building lease obligations, $3.2 million is expected to be paid out in the next twelve months and $13.4 million to be paid out during fiscal 2008 through fiscal 2012.
Other Income (Expense)

	Three Months Ended June 30,
	2006	2005
	(in thousands)
Interest income	$657	$220
Interest expense	(578)	(501)
Other expenses, net	(335)	(514)
Interest income increased in the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 due to higher average cash balances and higher interest rates earned on those balances in the first quarter of fiscal 2007 as compared to first quarter of fiscal 2006.
Interest expense in the first quarter of fiscal 2007 was slightly higher than the first quarter of fiscal 2006 primarily due to additional bank borrowings under our credit facility on March 1, 2006.
Other expense was $0.3 million in the first quarter of fiscal 2007 compared to $0.5 million in the first quarter of fiscal 2006. This decrease was primarily because of lower exchange losses and lower cost of hedging our foreign currency exposure risk.
Provision for Income Taxes

	Three Months Ended June 30,
	2006	2005
	(in thousands)
Provision for income taxes	$235	$277
We record provision for income taxes on taxable income generated by some of our foreign subsidiaries. Taxable income of our subsidiary in Poland was significantly higher in the first quarter of fiscal 2006 as compared to first quarter of fiscal 2007. We made a provision of $0.2 million for our subsidiary in Poland in the first quarter of fiscal 2006. The provision for the first quarter of fiscal 2007 was only $16,000. The decrease was partially offset by higher taxable

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
income generated by our subsidiary in India in the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006. We made a provision of $0.1 million in the first quarter of fiscal 2007 for our subsidiary in India as compared to nil provision in the first quarter of fiscal 2006.
Liquidity and Capital Resources
Net cash provided by operating activities in the first quarter of fiscal 2007 was $6.0 million, compared to net cash used for operating activities of $1.6 million in the first quarter of fiscal 2006. The amount provided by operating activities in the first quarter of fiscal 2007 was due to net profit, as adjusted to exclude non-cash charges.
Accounts receivable decreased by $1.8 million in the first quarter of fiscal 2007 as compared to a increase of $1.2 million in the first quarter of fiscal 2006 mainly due to improvement in the days of sales outstanding from 59 days in the first quarter of fiscal 2006 to 55 days in the first quarter of fiscal 2007. The decrease in DSO was primarily due to the timing of collections and the non-linearity of shipments combined with an increase in revenues.
Accounts payable increased by $2.6 million in the first quarter of fiscal 2007 as compared to a decrease of $5.5 million in the first quarter of fiscal 2006 primarily because of higher inventory purchases to support higher levels of backlog.
Inventories increased in the first quarter of fiscal 2007 by $2.5 million as compared to a decrease of $6.2 million in the first quarter of fiscal 2006 primarily due to higher purchases of inventory as stated above.
Other accrued liabilities and long term liabilities decreased in the first quarter of fiscal 2007 primarily because of restructuring payments made.
Net cash used for investing activities in the first quarter of fiscal 2007 was $4.9 million, compared to net cash provided by investing activities of $3.7 million in the first quarter of fiscal 2006. In the first quarter of fiscal 2007, proceeds from sales of investments, net of purchases, were $3.9 million as compared to net proceeds of $4.2 million in the first quarter of fiscal 2006.
Purchases of property and equipment were $1.0 million in the first quarter of fiscal 2007 compared to $0.5 million in the first quarter of fiscal 2006.
Net cash used for financing activities in the first quarter of fiscal 2007 was $1.6 million as compared to net cash used by financing activities of $1.5 million in the first quarter of fiscal 2006. We repaid $2.8 million and $1.6 million of our bank loans in the first quarters of fiscal 2007 and 2006, respectively. Proceeds from the sale of common stock of $1.2 million and $0.1 million in the first quarters of 2007 and 2006, respectively were derived from the exercise of employee stock options and employee purchases of stock under our employee stock purchase plan.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cash requirements
Our cash requirements for the next 12 months are primarily to fund:
▪	Operations

▪	Research and development

▪	Restructuring payments

▪	Capital expenditures

▪	Repayment of long term debt

▪	Acquisitions
Contractual obligations
As of June 30, 2006, we had $8.0 million in standby letters of credit outstanding with several financial institutions to support bid and performance bonds issued to various customers. These letters of credit generally expire within one year. Also, as of June 30, 2006, we had outstanding forward foreign exchange contracts in the aggregate amount of $39.9 million expiring within 2 months.
The following table provides information related to our contractual obligations (in thousands):

					2011 &	Total
	2007	2008	2009	2010	beyond	Obligations
Operating leases (a)	$4,899	$6,673	$6,805	$6,929	$6,614	$31,920
Unconditional purchase obligations (b)	$26,899	—	—	—	—	$26,899
Long-term debt (c)	$8,438	$11,250	$6,041	$5,000	—	$30,729

(a)	Contractual cash obligations include $16.6 million of lease obligations that have been accrued as restructuring charges as of June 30, 2006.

(b)	We have firm purchase commitments with various suppliers as of the end of June 2006. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or cancelled. Certain agreements provide for potential cancellation penalties. Our policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable. We believe we have made adequate provision for potential exposure related to inventory for orders which may go unused.

(c)	See discussion of “repayment of long-term debt” in the following paragraphs.
Restructuring payments
The remaining restructuring accrual balance of $17.1 million as of June 30, 2006, is expected to be paid out in cash. Of the remaining accrual balance, $0.2 million is severance and benefits, $0.3 million is legal and $16.6 million is vacated building lease obligations. Of the vacated building lease obligations, $3.2 million is expected to be paid out in the next twelve months and $13.4 million is expected to be paid out during fiscal 2008 through fiscal 2012.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Customer financing
Beginning in fiscal 2004, we have granted extended terms of credit to some of our customers in order to position ourselves in certain markets and to promote opportunities for our new Eclipse product line. As of June 30, 2006 we have $0.4 million recorded as long-term accounts receivable due to these extended terms of credit granted to our customers. Although we may commit to provide financing to customers in order to position ourselves in certain markets, we remain focused on minimizing our overall customer financing exposures by discounting receivables when possible, raising third party financing and arranging letters of credit.
Repayment of long-term debt
In the first quarter of fiscal 2005, we borrowed $25 million on a long-term basis against our $35 million secured revolving credit facility with a commercial bank. This loan is payable in equal monthly installments of principal plus interest over a period of four years. The loan is at a fixed interest rate of 6.38%. As of June 30, 2006 we have repaid $13.0 million of this loan.
In the fourth quarter of fiscal 2006, we increased the amount of our credit facility with the bank from $35 million to $50 million and extended the facility for a further one year term to April 30, 2008. We also borrowed an additional $20 million on a long-term basis under the facility with the bank. This loan is payable in equal monthly installments of principal plus interest over a period of four years. The loan is at a fixed interest rate of 7.25%. As of June 30, 2006, we have repaid $1.3 million principal of the loan.
As part of the credit facility agreement, we have to maintain, as measured at the last day of each fiscal quarter, tangible net worth of at least $54 million plus (1) 25% of net income, as determined in accordance with GAAP (exclusive of losses) and (2) 50% of any increase to net worth due to subordinated debt or net equity proceeds from either public or private offerings (exclusive of issuances of stock under our employee benefit plans) for such quarter and all preceding quarters since December 31, 2005. We also have to maintain, as measured at the last day of each fiscal month, a ratio of (1) total unrestricted cash and cash equivalents plus short-term and long-term marketable securities plus 25% of all accounts receivable due to us minus certain outstanding bank services and reserve for foreign currency contract transactions divided by (2) the aggregate amount of outstanding borrowings and other obligations to the bank, of not less than 1.00 to 1.00 for each month end through May 31, 2006 and 1.25 to 1.00 thereafter. As of June 30, 2006 we were in compliance with these financial covenants of the loan. This credit facility is secured by the Company’s assets.
Sources of cash:
At June 30, 2006, our principal sources of liquidity consisted of $61.3 million in cash and cash equivalents and short-term investments and $12.9 million in available credit under our credit facility of $50 million with a major bank.
Available credit facility
At the end of June 2006, we had $12.9 million of credit available against our $50 million revolving credit facility with a commercial bank as mentioned above. An amendment to the Credit Facility Agreement effective March 1, 2006, expanded the amount of credit available

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
under the facility and extended it through April 2008. Per the amended agreement, the total amount of revolving credit available was expanded to $50 million less the outstanding balance of the term debt portion and any usage under the revolving credit portion. The balance of the long-term debt portion of our credit facility was $30.7 million as of June 30, 2006 and there was $6.4 million outstanding in standby letters of credit as of that date which are defined as usage under the revolving credit portion of the facility. There were no other outstandings under the short-term debt portion of the facility as of June 30, 2006. As the long-term debt portion is repaid, additional credit will be available under the revolving credit portion of the facility. Short-term borrowings under the revolving credit facility will be at the bank’s prime rate, which was 8.25% per annum at June 30, 2006, or LIBOR plus 2%.
We generated cash from operations in the first quarter of fiscal 2007. We expect to use cash in the remainder of fiscal 2007 as we continue to pay down the term loans, and as days of sales outstanding for receivables are expected to increase back to normal levels of 65 to 70 days.
We believe that our available cash and cash equivalents at June 30, 2006 combined with anticipated receipts of outstanding accounts receivable, the liquidation of other current assets and our $12.9 million available credit under our revolving credit facility should be sufficient to meet our anticipated needs for working capital and capital expenditures for the next twelve months.
Depending on the growth of our business, we may require additional financing which may not be available to us in the required time frame on commercially reasonable terms, if at all. However, we believe that we have the financial resources needed to meet our business requirements for at least the next 12 months.
Employee Stock Options
Our stock option program is a broad-based, long-term retention program that is intended to attract and retain employees and align stockholder and employee interests. As of June 30, 2006, we have available 2,586,702 shares for future issuance under all stock option plans. The exercise price is generally equal to the fair value of the underlying stock at the date of grant. Options generally become exercisable over a four-year period and, if not exercised, expire from seven to ten years post grant date. The majority of our employees participate in our stock option program.
Effective the first quarter of fiscal 2007, we adopted SFAS 123(R) which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award as adjusted for forfeitures, over the requisite service period. We previously applied APB 25 and related Interpretations, as permitted by SFAS 123. Refer to “Note 3. Stock-Based Compensation” of our Notes to Consolidated Financial Statements for a detailed discussion.

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
The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio.

	Years Ending March 31
	(In thousands)
	2007	2008
Cash equivalents and short-term investments (a)	$52,391	$2,404

Weighted average interest rate	4.9%	5.3%

(a)	Does not include cash of $6.5 million held in bank checking and deposit accounts including those held by our foreign subsidiaries.
The primary objective of our short-term investment activities is to preserve principal while at the same time maximize yields, without significantly increasing risk. Our short-term investments are for fixed interest rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have been immaterial. The average days to maturity for investments held at the end of first quarter of fiscal 2007 was 40 days and the investments had an average yield of 4.9% per annum.
As of June 30, 2006, unrealized losses on investments were insignificant. The investments have been recorded at fair value on our balance sheet.
Exposure on Borrowings:
Any borrowings under our credit facility will be at an interest rate of the bank’s prime rate or LIBOR plus 2%. As of June 30, 2006 we had $12.9 million of available credit under our $50 million credit facility with a commercial bank. A hypothetical 10% change in interest rates would not have a material impact on our financial position, results of operations and cash flows.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Exchange Rate Risk:
We routinely use forward foreign exchange contracts to hedge our net exposures, by currency, related to the monetary assets and liabilities of our operations denominated in non-functional currencies. In addition, we enter into forward foreign exchange contracts to establish with certainty the U.S. dollar amount value of firmly committed backlog and open purchase orders denominated in a foreign currency. The primary business objective of these hedging programs is to minimize the gains and losses in both margin and other income resulting from exchange rate changes. At June 30, 2006 we held forward contracts in the aggregate amount of $39.4 million primarily in Thai Baht, Euro and Polish Zloty. The amount of unrealized gain on these contracts at June 30, 2006 was $0.2 million. Forward contracts are not available in certain currencies and are not purchased by the Company for certain currencies due to the cost. The exchange rate changes in these currencies, such as the Nigerian Naira, could result in significant gains and losses in future periods.
Given our exposure to various transactions in foreign currencies, a change in foreign exchange rates would result in exchange gains and losses. As these exposures are generally covered by forward contracts where such contracts are available, these exchange gains and losses would be offset by exchange gains and losses on the contracts designated as hedges against such exposures.
We use sensitivity analysis to measure our foreign currency risk by computing the potential loss that may result from adverse changes in foreign exchange rates. The exposure that relates to the hedged firm commitments is not included in the analysis. A hypothetical unfavorable variance in foreign exchange rates of 10% is applied to each net source currency position using year-end rates, to determine the potential loss. Further, the model assumes no correlation in the movement of foreign exchange rates. A 10% adverse change in exchange rates would result in an insignificant amount of loss. This potential loss would result primarily from our exposure to the Nigerian Naira and Argentine Peso.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a description of our market risks, see page 28, “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risk.”
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, and because of the material weaknesses in our internal control over financial reporting described below, our management, including our CEO and CFO, has concluded that, as of June 30, 2006, our disclosure controls and procedures were ineffective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
          In light of the material weaknesses noted below, the Company performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, the Company believes that the accompanying financial statements fairly present the financial condition and results of operations for the quarter ended June 30, 2006.
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
     Our management performed an assessment of our internal controls over financial reporting as of March 31, 2006 and identified the following material weakness in internal control over financial reporting existing as of March 31, 2006. For the March 31, 2006 reporting period, management concluded that the Company did not have enough review procedures on the financial closing and reporting process for the Company’s consolidated operations. With respect to the weakness related to inadequate review of the financial statements of the foreign operations and the period-end financial closing and reporting process for the Company’s consolidated operations, we have identified, developed and began to implement a number of measures to strengthen our internal control in this area. These measures included: hiring additional finance personnel, expanding financial statement reviews and expanding the review of manual journal entries. We hired finance managers to oversee the finance functions of our Poland and South America operations in the first quarter of fiscal 2007 and are in the process of recruiting additional Corporate accounting staff to assist in the consolidation and review process. With the staff additions, we will further revise our financial review procedures.

     As a result of our assessment of our internal controls over financial reporting as of June 30, 2006, we have concluded that we have not remediated the period-end financial closing and reporting process. As noted above, we are taking further steps including increasing staff in corporate finance, adding finance staff at some foreign subsidiaries, increasing review procedures and expanded subsidiary financial reporting with a goal of having this material weakness remediated in fiscal 2007. We will continue reviewing our internal controls over the financial close and reporting process, and will implement additional controls as needed. Other than as described above, there has been no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected or is likely to materially affect our internal control over financial reporting.
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

PART II — OTHER INFORMATION
ITEM 1- LEGAL PROCEEDINGS
There are no material existing or pending legal proceedings against us. We are subject to legal proceedings and claims that arise in the normal course of our business.
ITEM 1A. RISK FACTORS
Information related to our risk factors are disclosed under Item 1A to Part I of our Annual Report on Form 10-K for the year ended March 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECUTIRY HOLDERS
None
ITEM 5. OTHER INFORMATION
None
ITEM 6 — EXHIBITS
(a)	Exhibits

The exhibit list called for by this item is incorporated by reference to the Exhibit Index filed with this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEX NETWORKS, INC.

Date: August 9, 2006	By	/s/ Carl A. Thomsen

Carl A. Thomsen
Senior Vice President, Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Employment Agreement, dated as of May 14, 2002, by and between Stratex Networks, Inc. and Paul Kennard.

10.2	Amendment A to May 14, 2002 Employment agreement between Stratex Networks, Inc. and Paul Kennard, dated April 1, 2006.

10.3	Amendment B to May 14, 2002 Employment agreement between Stratex Networks, Inc. and Paul Kennard, dated April 1, 2006.

10.4	Employment Agreement, dated as of April 1, 2006, by and between Stratex Networks, Inc. and Larry Brittain.

10.5	Amendment A to April 1, 2006 Employment agreement between Stratex Networks, Inc. and Larry Brittain, dated April 14, 2006.

10.6	Amendment B to April 1, 2006 Employment agreement between Stratex Networks, Inc. and Larry Brittain, dated April 14, 2006.

31.1	Certification of Thomas H. Waechter, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Carl A. Thomsen, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Thomas H. Waechter, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Carl A. Thomsen, Chief Financial Officer, pursuant Section 906 of the Sarbanes-Oxley Act of 2002.