Form 10-Q
period 2006-09-30
STRATEX NETWORKS INC
filed 2006-11-09
CIK 812703

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the Registrant’s common stock, par value $.01 per share, was 98,072,525 on October 30, 2006.

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
STRATEX NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except per share amounts)
(Unaudited)

	September 30, 2006	March 31, 2006
ASSETS

Current assets:
Cash and cash equivalents	$32,167	$44,414
Restricted cash	2,608	—
Short-term investments	20,940	13,272
Accounts receivable, net of allowance of $1,818 on September 30, 2006 and $2,140 on March 31, 2006	51,369	42,003
Inventories	38,980	43,867
Other current assets	13,821	12,620

Total current assets	159,885	156,176

Property and equipment, net	23,479	24,049
Other assets	790	605

Total assets	$184,154	$180,830

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$40,330	$38,725
Short-term debt	11,250	11,250
Accrued liabilities	29,692	31,136

Total current liabilities	81,272	81,111

Long-term debt (Note 3)	16,667	22,291
Restructuring and other long-term liabilities	13,225	15,085

Total liabilities	111,164	118,487

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value; 150,000 shares authorized; 98,049 and 96,931 issued and outstanding at September 30, 2006 and March 31, 2006, respectively	974	969
Additional paid-in-capital	496,462	489,370
Accumulated deficit	(412,648)	(416,022)
Accumulated other comprehensive loss	(11,798)	(11,974)

Total stockholders’ equity	72,990	62,343

Total liabilities and stockholders’ equity	$184,154	$180,830

See accompanying Notes to Condensed Consolidated Financial Statements.

STRATEX NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales:
Product	$57,730	$47,267	$116,918	$95,629
Service	9,549	9,287	16,598	15,797

Total Net Sales	67,279	56,554	133,516	111,426
Cost of sales
Product	38,668	33,535	79,143	70,202
Service	7,844	7,851	13,734	13,455

Total Cost of Sales	46,512	41,386	92,877	83,657

Gross profit	20,767	15,168	40,639	27,769

Operating Expenses
Research and development	4,299	3,703	8,883	7,404
Selling, general and administrative	14,625	12,182	27,600	24,176

Total operating expenses	18,924	15,885	36,483	31,580

Operating income (loss)	1,843	(717)	4,156	(3,811)

Other income (expense):
Interest income	693	261	1,350	481
Interest expense	(601)	(757)	(1,179)	(1,257)
Other expense, net	(360)	(552)	(695)	(1,067)

Total other expense	(268)	(1,048)	(524)	(1,843)

Income (loss) before provision for income taxes	1,575	(1,765)	3,632	(5,654)

Provision for income taxes	23	496	257	773

Net income (loss)	$1,552	$(2,261)	$3,375	$(6,427)

Basic income (loss) per share	$0.02	$(0.02)	$0.03	$(0.07)

Diluted income (loss) per share	0.02	(0.02)	0.03	(0.07)

Basic weighted average shares outstanding	97,634	95,175	97,405	95,059

Diluted weighted average shares outstanding	100,037	95,175	100,537	95,059

See accompanying Notes to Condensed Consolidated Financial Statements.

STRATEX NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$3,375	$(6,427)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash stock compensation charges	5,572	1,152
Depreciation and amortization	3,300	3,326
Changes in assets and liabilities
Restricted Cash	(2,608)	—
Accounts receivable	(9,324)	2,320
Inventories	5,103	2,413
Other assets	(1,795)	(1,070)
Accounts payable	1,588	(890)
Accrued liabilities	(1,393)	3,997
Long term liabilities	(1,860)	(1,727)

Net cash provided by operating activities	1,958	3,094

Cash flows from investing activities:
Purchase of short-term investments	(67,062)	(46,189)
Proceeds from sale of short -term investments	59,415	51,356
Purchase of property and equipment	(2,668)	(1,699)

Net cash provided by (used in) investing activities	(10,315)	3,468

Cash flows from financing activities:
Repayment of bank borrowings	(5,625)	(3,125)
Proceeds from sales of common stock	1,525	297

Net cash used in financing activities	(4,100)	(2,828)

Effect of exchange rate changes on cash	210	(800)

Net increase (decrease) in cash and cash equivalents	(12,247)	2,934
Cash and cash equivalents at beginning of period	44,414	32,860

Cash and cash equivalents at end of period	$32,167	$35,794

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$535	$599
Income taxes paid	$537	$494
See accompanying Notes to Condensed Consolidated Financial Statements.

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The condensed consolidated financial statements include the accounts of Stratex Networks, Inc. and its wholly-owned subsidiaries (the “Company”). Intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to current year presentation in segment disclosures.
While the accompanying financial information furnished is unaudited, the financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in connection with the Company’s financial statements included in its annual report and Form 10-K for the fiscal year ended March 31, 2006, filed with the Securities and Exchange Commission on June 14, 2006 as amended by Amendment No. 1 filed on June 20, 2006.
CASH AND CASH EQUIVALENTS
The Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less at the time of purchase, to be cash equivalents. Auction rate preferred securities are classified as short-term investments. Cash and cash equivalents consisted of cash, money market funds, and short-term securities as of September 30, 2006 and March 31, 2006. As of September 30, 2006, $2.6 million of cash was restricted as guarantee for deferred local tax payments related to the Company’s recent imports in United Kingdom.

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SHORT-TERM INVESTMENTS
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
Unrealized holding gains on the portfolio as of September 30, 2006 were insignificant. At September 30, 2006, the available-for-sale securities had contractual maturities ranging from 1 month to 12 months, with a weighted average maturity of 48 days.
INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out) or market, where cost includes material, labor and manufacturing overhead. Inventories consist of (in thousands):

	September 30, 2006	March 31, 2006
Raw materials	$7,925	$9,012
Finished goods	31,055	34,855

	$38,980	$43,867

OTHER CURRENT ASSETS
Other current assets included the following (in thousands):

	September 30, 2006	March 31, 2006
Receivable from suppliers	$2,012	$3,074
Non-trade receivables	855	947
Prepaid expenses	2,755	2,987
Deferred costs	2,304	1,178
Prepaid insurance	1,056	395
Income tax and VAT refund	4,627	3,795
Other	212	244

	$13,821	$12,620

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
DEPRECIATION AND AMORTIZATION
Depreciation and amortization are reported in the applicable captions in the statement of operations based on the functional area that utilizes the related equipment and facilities. Any depreciation related to production facilities is therefore recorded as a component of cost of sales.
OTHER LONG -TERM ASSETS
Included in other assets as of September 30, 2006 are long-term deposits of $0.4 million for premises leased by the Company and $0.4 million for long-term accounts receivable. The long-term accounts receivable is due to the extended credit terms granted by the Company to some of its customers.
As of March 31, 2006, other assets included deposits of $0.4 million for premises leased by the Company and $0.2 million for long-term accounts receivable.
ACCRUED LIABILITIES
Accrued liabilities included the following (in thousands):

	September 30, 2006	March 31, 2006
Customer deposits	$1,800	$2,103
Accrued payroll and benefits	2,931	2,628
Accrued commissions	4,560	4,660
Accrued warranty	3,710	4,395
Accrued restructuring	3,713	3,373
Customer discounts	4,422	4,359
Deferred revenue	2,039	3,193
Other	6,517	6,425

	$29,692	$31,136

The accrual for customer discounts of $4.4 million each as of September 30, 2006 and March 31, 2006, was for a discount on certain volume levels reached by a customer.
CURRENCY TRANSLATION
The functional currency of the Company’s subsidiaries located in the United Kingdom and New Zealand is the U.S. dollar. Accordingly, all of the monetary assets and liabilities of these subsidiaries are remeasured into U.S. dollars at the current exchange rate as of the applicable balance sheet date, and all non-monetary assets and liabilities are remeasured at historical rates. Sales and expenses are remeasured at the average exchange rate prevailing during the period. Gains and losses resulting from the remeasurement of the subsidiaries’ financial statements are included in the consolidated statements of operations in other income (expense). The Company’s other international subsidiaries use their local currency as their functional currency. Assets and liabilities of these subsidiaries are translated at the current exchange rates in effect at the balance

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
sheet date, and income and expense accounts are translated at the average exchange rates during the period. The resulting translation adjustments are included in accumulated other comprehensive loss in the accompanying financial statements.
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
The Company hedges forecasted non-U.S. dollar sales and purchases. In accordance with SFAS 133, we designate and document the forward contracts as “cash flow hedges” which are evaluated for effectiveness, excluding time value, at least quarterly. The Company records effective changes in the fair value of these cash flow hedges in accumulated other comprehensive income (“OCI”) until the revenue is recognized or the related purchases are recognized in cost of sales, at which time the changes are reclassified to revenue and cost of sales, respectively. All amounts accumulated in OCI at the end of the quarter will be reclassified to earnings within the next twelve months. The Company records any ineffectiveness, including the excluded time value of the hedge, in other income and expense.
The following table summarizes the activity in OCI with regard to the changes in fair value of derivative instruments for the first half of fiscal 2007 and fiscal 2006 (in thousands):

	Six Months Ended	Six Months Ended
	September 30, 2006	September 30, 2005
	Gains/ (Losses)	Gains/ (Losses)

Beginning balance on April 1	$(107)	90
Net changes	(345)	(1,082)
Reclassifications to revenue	425	782
Reclassifications to cost of sales	—	2

Ending balance on September 30	$(27)	(208)

An insignificant amount of loss was recognized in other income and expense in the first half of fiscal 2007 and the first half of fiscal 2006 related to the exclusion of time value from

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
effectiveness testing. There was no gain/loss arising from ineffectiveness resulting from forecasted transactions that did not occur.
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
The following table summarizes the number of the Company’s significant customers as a percentage of our accounts receivable balance at September 30, 2006 and March 31, 2006 along with the percentage of accounts receivable balance they individually represent. No other customer accounted for more than 10% of the accounts receivable balance at the dates indicated.

	September 30, 2006	March 31, 2006

Number of significant customers	2	2
Percentage of accounts receivable	18%, 18%	12%, 10%

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes the number of the Company’s significant customers, each of whom accounted for more than 10% of our revenues, along with the percentage of revenues they individually represent.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Number of significant customers	1	2	1	2
Percentage of net sales	16%	11%, 10%	13%	11%, 10%
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
In the fourth quarter of fiscal 2006, the Company entered into a four year agreement with Alcatel to license certain Eclipse software and products to Alcatel. Alcatel will pay us a license fee based on the dollar value of Alcatel’s quarterly purchases from our contract manufacturers. There is a minimum quarterly license fee during the early quarters of the agreement that will be recognized as revenue in the fiscal quarter in which it is invoiced. License fees beyond the quarterly minimum will be recognized as revenue in the quarter in which they are invoiced, due and payable.

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Included in the agreement are certain additional support services that the Company may provide to Alcatel. In accordance with Emerging Issues Task Force (“EITF”) 00-21, “Revenue Arrangements with Multiple Deliverables”, the Company determined that revenue related to these services should be recognized separately from the license fee and accordingly will be recognized when the services are performed.
NET INCOME (LOSS) PER SHARE
Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive securities outstanding during the period. Net income (loss) per share is computed using only the weighted average number of shares of common stock outstanding during the period, as the inclusion of potentially dilutive securities would be anti-dilutive.
The following is a reconciliation of the weighted-average common shares used to calculate basic net income per share to the weighted-average common shares used to calculate diluted net income per share (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005

Weighted-average common shares for basic net income per share	97,634	95,175	97,405	95,059
Weighted-average dilutive stock options outstanding under the treasury stock method	2,403	—	3,132	—

Total	100,037	95,175	100,537	95,059

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
STOCK-BASED COMPENSATION
Prior to April 1, 2006, our stock-based employee and director compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related interpretations, and we provided the pro forma disclosures as required by Statement of Financial Accounting Standard, SFAS No. 123 (“SFAS 123”), “Accounting for Stock-based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”.
Effective April 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment”, (SFAS No. 123(R)), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the six months ended September 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of March 31, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, as adjusted for estimated forfeitures. Stock-based compensation expense for all stock-based compensation awards granted subsequent to March 31, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Under SFAS No. 123(R), the Employee Stock Purchase Plan (“ESPP”) is considered a compensatory plan and we are required to recognize compensation expense for discounts related to purchases of common stock made under the ESPP. We recognize compensation costs for all stock-based awards over the period during which the employee or director is required to provide service in exchange for the award (the vesting period).
For a further detailed discussion of stock based compensation expense recorded in the financials due to adoption of SFAS 123(R), please see Note 4.
COMPREHENSIVE INCOME
The following table reconciles net income (loss) to comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income (loss)	$1,552	$(2,261)	$3,375	$(6,427)
Other comprehensive income (loss):
Unrealized currency translation gain/ (loss)	382	(866)	155	29
Unrealized holding gain (loss) on investments	20	(2)	21	19

Comprehensive income (loss)	$1,954	$(3,129)	$3,551	$(6,379)

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires employers to (i) recognize in its statement of financial position the funded status of a benefit plan measured as the difference between the fair value of plan assets and the benefit obligation, (ii) recognize net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (iii) measure defined benefit plan assets and obligations as of the date of the employer’s statement of financial position and (iv) disclose additional information in the notes to the financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. For companies with publicly traded securities, the requirements of SFAS 158 are effective for fiscal years ending after December 15, 2006 and are to be applied prospectively upon adoption. For companies without publicly traded equity securities, the requirements to recognize the funded status of a defined benefit postretirement plan and provide related disclosures are effective for fiscal years ending after June 15, 2007, while the requirement to measure plan assets and benefit obligations as of the date of the employer’s statement of financial position is effective for fiscal years ending after December 15, 2008, with earlier application encouraged. The Company is currently in the process of assessing the impact the adoption of SFAS 158 will have on its financial position, results of operations and liquidity.
In September 2006, FASB issued SFAS 157, Fair Value Measurements (SFAS 157), which clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial position, results of operations or cash flows.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 is effective for fiscal years ending on or after November 15, 2006 and addresses how financial statement errors should be considered from a materiality perspective and corrected. The literature provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Historically there have been two common approaches used to quantify such errors: (i) the “rollover” approach, which quantifies the error as the amount by which the current year income statement is misstated, and (ii) the “iron curtain” approach, which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The SEC Staff believes that companies should quantify errors using both approaches and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The Company is

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
currently assessing the impact of adopting SAB 108 but does not expect that it will have a material effect on our consolidated financial position or results of operations.
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements, tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in an entity’s financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.
In February 2006, FASB issued SFAS No.155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), an amendment to SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 provides the framework for fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation as well as establishes a requirement to evaluate interests in securitized financial assets to identify interests. SFAS 155 further amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The SFAS 155 guidance also clarifies which interest-only strips and principal-only strips are not subject to the requirement of SFAS 133 and concentrations of credit risk in the form of subordination are not embedded derivatives. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 155 to have a material impact on the Company’s consolidated financial statements.
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
NOTE 2. PROPOSED BUSINESS COMBINATION
On September 5, 2006, the Company and Harris Corporation (“Harris”) entered into a Formation, Contribution and Merger Agreement ( the “Contibution Agreement”) which provides for the formation of a Delaware corporation named “Harris Stratex Networks, Inc.” (“Newco”). Under the Contribution Agreement, upon receipt of the approval of the Company’s stockholders a

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
newly-organized Delaware corporation which is a wholly-owned subsidiary of Newco will merge with and into the Company with the Company surviving as a wholly-owned subsidiary of Newco (the “Merger”). Under the terms of the Contribution Agreement, Harris Corporation will contribute its Microwave Communications Division (“MCD”) and $25 million of cash and Newco will assume those liabilities primarily resulting from or primarily arising out of MCD, other than certain specified liabilities (the “Contribution”). The Contribution and the Merger are collectively referred to as the “Combination.” In consideration of its contribution, Harris will receive approximately 56% of the outstanding stock of Newco. and stockholders of the Company will receive approximately 44% of the outstanding stock of Newco.
At the effective time of and as a result of the Combination, (i) Newco will issue to the stockholders of the Company one-fourth share of Newco Class A common stock for each share of Company common stock held immediately prior to the Combination, (ii) Newco will assume the Company’s obligations under all outstanding options, equity awards and warrants exercisable for Company common stock, substituting one-fourth share of Newco Class A common stock for each share of Company common stock subject thereto and with an exercise price per share of Newco Class A common stock equal to four times the exercise price stated therein for each share of Company common stock, and (iii) Newco will issue to Harris or one of Harris’ domestic subsidiaries the number of shares of Newco Class B common stock which will equal 56/44ths of the sum of (x) the number of shares of Newco Class A common stock issued in the Merger and (y) the number of additional shares of Newco Class A Common Stock which would be deemed outstanding immediately after the effective time of the Merger by applying the treasury stock method to the Newco options and warrants outstanding by virtue of Newco’s assumption of corresponding options and warrants for Company common stock, on the assumption that the fair market value of each share of Newco Class A common stock was $20.80. This value is an element of the negotiated transaction and does not represent or purport to indicate the actual fair market value of Newco Class A common stock or the Company’s common stock.
Pending the receipt of stockholder approval, as well as satisfaction of other customary closing conditions, the Combination is expected to close in the third or fourth quarter of fiscal 2007.

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 3. LONG-TERM DEBT
On May 27, 2004 the Company borrowed $25 million on a long-term basis against its $35 million credit facility with a commercial bank. This $25 million loan is payable in equal monthly installments of principal plus interest over a period of four years. This loan bears interest at a fixed interest rate of 6.38% per annum. As of September 30, 2006 the Company had repaid $14.6 million of the loan.
In February 2006, the Company increased the amount of its credit facility with the bank from $35 million to $50 million and extended the facility for an additional one year term to April 30, 2008. On March 1, 2006, the Company borrowed an additional $20 million on a long-term basis under the facility. This loan is payable in equal monthly installments of principal plus interest over a period of four years. The loan is at a fixed interest rate of 7.25%. As of September 30, 2006, the Company had repaid $2.5 million under the new term loan.
The credit facility agreement contains a tangible net worth covenant and a liquidity ratio covenant. As of September 30, 2006 the Company was in compliance with these financial covenants.
At September 30, 2006, the Company’s future long-term debt payment obligations were as follows:

Years ending March 31,
(in thousands)
2007	$5,625
2008	11,250
2009	6,042
2010	5,000

Total	$27,917

At the end of September 2006, the Company had $15.9 million of credit available against the $50 million revolving credit facility with a commercial bank as mentioned above. Per the amended agreement, the total amount of revolving credit available was expanded to $50 million less the outstanding balance of the term debt portion and any usage under the revolving credit portion. As of September 30, 2006, the balance of the long-term debt portion of our credit facility was $27.9 million and there were $6.1 million in outstanding standby letters of credit as of that date which are defined as usage under the revolving credit portion of the facility.
NOTE 4. STOCK BASED COMPENSATION
The Company has stock options plans, a restricted stock plan and an employee stock purchase plan under which it grants stock to employees as incentives.
Stock Option Plans. The Company has granted options to employees under several stock option plans. The Company’s 1984 Stock Option Plan (the “1984 Plan”) provided for the grant of both incentive and nonqualified stock options to its key employees and certain independent

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
contractors. Upon the adoption of its 1994 Stock Incentive Plan (“the 1994 Plan”), the Company stopped granting options under the 1984 Plan. The 1994 Stock Incentive Plan terminated in July 2004. As of September 30, 2006, there are 2.3 million options outstanding under this plan.
In April 1996, the Company adopted the 1996 Non-Officer Employee Stock Option Plan (the “1996 Plan”) which had 1,000,000 shares of Common Stock to be reserved for issuance to non-officer key employees as an incentive to continue to serve with the Company. The 1996 Plan terminated in April 2006. No future grants will be made under this plan. As of September 30, 2006, there are 0.3 million of options and awards outstanding under this plan.
In November 1997, the Company adopted the 1998 Non-Officer Employee Stock Option Plan (the “1998 Plan”), which became effective on January 2, 1998. The 1998 Plan reserved 500,000 shares of Common Stock for issuance to non-officer key employees as an incentive to continue to serve with the Company. The 1998 Plan will terminate on the date on which all shares available have been issued. As of September 30, 2006, there are 0.2 million of options and awards outstanding under this plan.
The 1999 Stock Incentive Plan (the “1999 Incentive Plan”), which was approved by the Company’s stockholders in August 1999, provides for the issuance of stock options covering up to 2,500,000 shares of its Common Stock. In August 2001, the stockholders approved the reservation for issuance of 4,000,000 additional shares of Common Stock under this plan for granting options as needed to retain and attract talented employees. Options granted under the 1999 Incentive Plan generally vest over four years and expire after seven years. The 1999 Plan terminated in June 2006 and no future grants will be made under this plan. As of September 30, 2006, there are 5.0 million of options and awards outstanding under this plan.
In August 2002, the shareholders approved the 2002 Stock Incentive Plan, which reserved up to 10,000,000 shares of common stock for issuance of stock options and awards of the Company’s common stock to the Company’s directors, officers, consultants and other employees. Awards may be granted under the 2002 Stock Incentive Plan subject to vesting schedules and restrictions on transfer. The 2002 Stock Incentive Plan also contains two separate equity incentive programs related to Director grants, (i) a non-employee director option program under which option grants will be made at specified intervals to non-employee directors of the Company’s board of directors and (ii) a non-employee director stock program under which non-employee directors of the Company’s board may elect to apply all or a portion of their annual retainer and meeting fees to the purchase of shares of the Company’s common stock. The 2002 Stock Incentive Plan will terminate in August 2009, unless terminated earlier by the Company’s board of directors. As of September 30, 2006, there are 6.0 million of options and awards outstanding under this plan.
In August 2006, the shareholders approved the 2006 Stock Equity Plan which reserves up to 8,000,000 shares of its common stock for issuance of stock options and awards of common stock to the Company’s directors, officers, consultants and other employees. The 2006 Plan is administered by the Compensation Committee of the Board of Directors. The Committee has the discretion to determine the employee, consultant or director to receive an award, the form of award, the terms and provisions of the respective award agreements and any acceleration or extension of an award. The Plan will terminate in August 2013, unless terminated earlier by the

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Company’s board of directors or in connection with the Combination. As of September 30, 2006, there are no options and awards outstanding under this plan.
At September 30, 2006, 10,377,616 shares remained available for grant under all of the Company’s stock option plans .
The Company did not modify any of its stock option plans during the three months ended September 30, 2006.
The following represents the activity in our stock option plans:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	remaining	Intrinsic
	Shares	Exercise	contractual	Value (in
	(in thousands)	Price	term in years	thousands)
Outstanding at March 31, 2006	11,358	$5.74
Granted	3,145	4.31
Exercised	(339)	3.17
Forfeitures and cancellations	(79)	3.33
Expired	(239)	9.50

Outstanding at September 30, 2006	13,846	$5.43	4.42	$12,186

Vested and expected to vest at September 30, 2006	13,434	$5.47	4.35	$12,186

Exercisable at September 30, 2006	9,426	$6.00	3.57	$10,389

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at September 30, 2006. The aggregate intrinsic value of options exercised during the three and six months ended September 30, 2006 was $0.1 million and was $0.8 million, respectively, determined as of the date of option exercise.
Employee Stock Purchase Plan. In addition to our stock option plans, we also have an Employee Stock Purchase Plan which generally allows employees to purchase Company stock at a 15% discount to market prices with a three month look-back period. Based on the 15% discount and the fair value of the option feature of this plan, this plan is considered compensatory under SFAS 123(R). Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. The Company recognized compensation expense of $152,955 in the first half of fiscal 2007. The Company did not recognize expense during the first half of fiscal 2006 as it was not required prior to the adoption of SFAS No. 123(R).

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Restricted Stock Plan. The Company grants restricted stock under its 2002 stock incentive plan. On June 15, 2005, the Company granted 906,575 of shares of Common Stock to its employees under its 2002 Stock Incentive Plan. Per the plan the shares will vest at the rate of a minimum of one third annually for the next three fiscal years. In addition, the vesting schedule is subject to acceleration when performance goals defined in the Restricted Stock Award Agreement (“the agreement”) are achieved. In fiscal 2006, all the shares (net of forfeitures) granted under this plan vested due to achievement of certain performance goals. On March 31, 2006, the Company granted an additional 637,544 shares of common stock to its employees under the 2002 Stock Incentive Plan. A minimum of 50% of shares will vest by March 31, 2008. In addition, the vesting schedule is subject to certain acceleration if any or all of the performance goals defined in the Restricted Stock Award Agreement (“the agreement”) are achieved during the period beginning April 1, 2006 and ending March 31, 2007. If more than 50% of the shares vest based upon achievement of the performance goals during this period, any shares that do not vest at that time shall automatically be forfeited and no additional shares will vest on March 31, 2008. Under this same plan, the Company granted an additional 44,826 shares on April 3, 2006 and 85,096 on May 18, 2006.
The following table summarizes the Company’s restricted stock award activity for the three months and six months ended September 30, 2006 (in thousands, except per share amounts):

		Weighted Average
		Grant Date Fair
	Number of Shares	Value Per Share
Nonvested stock at April 1, 2006	637	$6.15
Granted	130	6.08
Vested	(307)	6.14

Nonvested stock at June 30, 2006	460	$6.14
Granted	—	—
Vested	(269)	6.02

Nonvested stock at September 30, 2006	191	$6.31

The Company settles employee stock option exercises, employee stock purchases under the Employee Stock Purchase Plan and restricted stock awards vested with newly issued shares of common stock.
Determining Fair Value of Stock-based Compensation Awards
Valuation method—The Company estimates the fair value of stock options granted using the Black-Scholes-Merton multiple option valuation model.
Amortization method—For options granted prior to March 31, 2006, the fair value is amortized on a graded vesting method, and for stock awards granted after March 31, 2006 on a straight-line basis, over the requisite service period of the awards.
Expected Term— The expected term represents the period that the stock-based awards are expected to be outstanding and was determined based on the “simplified method” per Staff Accounting Bulletin (SAB) No. 107, giving consideration to the contractual terms of the stock-

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
based awards and the vesting schedules. In developing its estimate, the Company concluded that the expected term determined using the historical exercise data was not indicative of future exercise behavior primarily due to past structural changes of its business and differences in vest terms of post equity-based share option grants.
Expected Volatility—The Company’s computation of expected volatility for the three and six months ended September 30, 2006 is based on historical volatility.
Risk-Free Interest Rate—The risk-free interest rate used in the Black-Scholes-Merton option valuation method is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the option.
Expected Dividend—The dividend yield reflects that the Company has not paid any dividends and have no intention to pay dividends in the foreseeable future.
Estimated Pre-vesting Forfeitures—When estimating forfeitures, the Company considers voluntary termination behavior as well as future workforce reduction programs. Estimated forfeiture rates are trued-up to actual forfeiture results as the stock-based awards vest.
In connection with the adoption of SFAS No. 123(R), the Company reassessed its valuation technique and related assumptions. The Company estimates the fair value of stock options using the Black-Scholes-Merton option valuation model, consistent with the provisions of SFAS No. 123(R), SEC SAB No. 107 and its prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the graded-vesting method with the following weighted-average assumptions:

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
          Employee Stock Options

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected stock volatility	92.9%	96.7%	94.0%	96.9%
Risk-free interest rate	4.8%	4.0%	5.0%	3.9%
Expected life in years(*)	2.2	1.5	2.2	1.5

(*)	From vest date.
The weighted average fair value per share of stock options granted during the quarters ended September 30, 2006 and September 30, 2005, was $2.06 and $1.11, respectively.
The weighted average fair value of stock options granted during the six months ended September 30, 2006 and September 30, 2005, was $2.90 and $1.00, respectively.
          Employee Stock Purchase Plan

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected stock volatility	61.6%	48.8%	71.9%	50.7%
Risk-free interest rate	5.0%	3.0%	5.0%	2.9%
Expected life in years	0.3	0.2	0.3	0.2
Total stock compensation expense recorded in the condensed consolidated statement of operations for the three months ended September 30, 2006 was $2.6 million which included $1.0 million of expense for stock options due to the adoption of SFAS 123(R) effective April 1, 2006 and $1.6 million of stock expense for restricted stock awards that vested during the quarter. Total stock compensation expense recorded in the condensed consolidated statement of operations for the six months ended September 30, 2006 was $5.6 million which included $2.1 million of expense for stock options due to the adoption of SFAS 123(R) effective April 1, 2006 and $3.5 million of stock expense for restricted stock awards that vested during the period.

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The effect of adopting FAS123R for the three and six month periods ended September 30, 2006 was as follows (in thousands except per share amounts):

	Three Months	Six Months
	Ended September	Ended September
	30, 2006	30, 2006
Total stock-based compensation expense on adoption of FAS123R	$1,031	$2,103
Tax effect on stock-based compensation expense	—	—

Net effect on stock compensation expense	$1,031	$2,103

Effect on loss per share:
Basic	$0.01	$0.02
Diluted	$0.01	$0.02
The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three months and six months ended September 30, 2006 (in thousands):

	Three Months	Six Months
	Ended September	Ended September
	30, 2006	30, 2006
Cost of sales	$175	$463
Research and development	667	1,359
Selling, general and administrative	1,771	3,750

	$2,613	$5,572

During the three months and six months ended September 30, 2006 the Company capitalized as part of inventory approximately $0.2 million and $0.5 million of stock-based compensation, respectively.
At September 30, 2006, the total compensation cost related to unvested stock-based awards granted to employees under the stock option plans but not yet recognized was approximately $8.6 million, after estimated forfeitures. This cost will be recognized over an estimated weighted-average period of approximately 2.4 years and will be adjusted if necessary in subsequent periods if actual forfeitures differ from those estimates. At September 30, 2006, the total compensation cost related to unvested stock-based awards granted to employees under the restricted stock plan but not yet recognized was approximately $1.1 million, after estimated forfeitures. This cost will most likely be recognized in the second half of fiscal 2007 and will be adjusted if necessary in subsequent periods if actual forfeitures differ from those estimates.
At September 30, 2006, the total compensation cost related to options to purchase common shares under the ESPP but not yet recognized was insignificant.

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Pro Forma Disclosures. Pro forma information required under SFAS 123 for the three and six months ended September 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123, to options under the Company’s stock-based compensation plans, was as follows (in thousands, except for per share amounts):

	Three months ended	Six months ended
	September 30,	September 30,
	2005	2005
Net loss — as reported	$(2,261)	$(6,427)
Add: Stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(1,409)	(2,522)

Net loss — pro forma	$(3,670)	$(8,949)

Basic and diluted loss per share — as reported	$(0.02)	$(0.07)
Basic and diluted loss per share — pro forma	$(0.04)	$(0.09)
NOTE 5. COMMITMENTS AND CONTINGENCIES
The Company is subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, these proceedings should not have a material adverse effect on the business, financial position, and results of operations of the Company.
Warranty
At the time revenue is recognized, the Company establishes an accrual for estimated warranty expenses associated with its sales, recorded as a component of cost of sales. The Company’s standard warranty is generally for a period of 27 months from the date of sale if the customer uses the Company’s or their approved installers to install the products, otherwise it is 15 months from the date of sale. Under certain circumstances warranty is extended beyond the standard warranty terms of 27 months. The Company’s warranty accrual represents the best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Warranty accrual is made based on forecasted returns and average cost of repair. Forecasted returns are based on trend of historical returns. While the Company believes that its warranty accrual is adequate and that the judgment applied is appropriate, the amounts estimated to be due and payable could differ materially from what will actually transpire in the future.

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The changes in the warranty reserve balances during the periods indicated are as follows (in thousands):

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30
	2006	2005

Balance at the beginning of period	$4,539	$5,340
Additions related to current period sales	1,218	2,947
Warranty costs incurred in the current period	(2,173)	(2,701)
Adjustments to accruals related to prior period sales	126	(546)

Balance at the end	$3,710	$5,040

NOTE 6. RESTRUCTURING CHARGES
The Company did not record any restructuring during six months ended September 30, 2006 and 2005.
During fiscal 2002 to fiscal 2005, the Company announced several restructuring programs. These restructuring programs included the consolidation of excess facilities and reduction of workforce. Due to these actions, the Company recorded restructuring charges of $19.0 million in fiscal 2003 and $8.6 million in fiscal 2002 for vacated building lease obligations. In fiscal 2004 and fiscal 2005, we recorded $4.6 and $2.3 million of restructuring charges, respectively, for the building lease obligations, related to facilities which were vacated in fiscal 2002 and fiscal 2003, due to changes in estimated sub-lease income.
The following table summarizes the activities of the restructuring accrual during the fiscal year ended March 31, 2006 and the six months ended September 30, 2006 (in millions):

	Severance	Facilities
	and Benefits	and Other	Total
Balance as of March 31, 2005	$1.1	$21.9	$23.0
Cash payments	(1.2)	(3.6)	(4.8)
Reclassification	0.3	(0.6)	(0.3)

Balance as of March 31, 2006	$0.2	$17.7	$17.9
Cash payments	—	(0.8)	(0.8)

Balance as of June 30, 2006	$0.2	$16.9	$17.1
Provision	—	—	—
Cash payments	—	(0.7)	(0.7)

Balance as of September 30, 2006	$0.2	$16.2	$16.4

Current portion	$0.2	$3.5	$3.7
Long-term portion	$—	$12.7	$12.7
The remaining accrual balance of $16.4 million as of September 30, 2006 is expected to be paid out in cash ($0.2 million in severance and benefits, $0.3 million in legal and $15.9 million in

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
vacated building lease obligations). Of the vacated building lease obligations, $3.2 million is expected to be paid out in the next twelve months and $12.7 million to be paid out during fiscal 2008 through fiscal 2012.
NOTE 7. OPERATING SEGMENT AND GEOGRAPHIC INFORMATION
SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about products, geographic information, and major customers. Operating segment information for the second quarter of fiscal 2007 and 2006 and first half of fiscal 2007 and 2006 is presented in accordance with SFAS 131.
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
Operating segments generally do not sell products to each other, and accordingly, there are no significant inter-segment revenues to be reported. The Company does not allocate interest,, other expense and income taxes to operating segments. The accounting policies for each reporting segment are the same.

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table sets forth net revenues and operating income (loss) by operating segments (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Products:
Revenues	$57,730	$47,267	$116,918	$95,629
Operating income (loss)	138	(2,153)	1,292	(6,153)

Services:
Revenues	9,549	9,287	16,598	15,797
Operating income	1,705	1,436	2,864	2,342

Total:
Revenues	$67,279	$56,554	$133,516	$111,426
Operating income (loss)	1,843	(717)	4,156	(3,811)
The following table sets forth net revenues from unaffiliated customers by product (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Eclipse	$49,161	$30,798	$100,121	$55,547
Velox	1,874	2,184	3,404	3,145
DXR	1,500	4,663	3,207	11,253
XP4	3,092	3,192	4,992	12,705
Other Products	2,103	6,430	5,194	12,979

Total Products	57,730	47,267	116,918	95,629
Total Services	9,549	9,287	16,598	15,797

Total Revenues	$67,279	$56,554	$133,516	$111,426

STRATEX NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table sets forth revenues from unaffiliated customers by geographic region (in thousands):

	Three Months Ended September 30,				Six Months Ended September 30
		% of		% of		% of		% of
	2006	Total	2005	Total	2006	Total	2005	Total

United States	$2,000	3%	$3,820	7%	$4,159	3%	$6,194	6%
Other Americas	4,602	7%	6,831	12%	9,228	7%	13,564	12%
Poland	4,607	7%	6,743	12%	5,677	4%	11,800	10%
Other Europe	14,745	22%	8,052	14%	33,613	25%	25,089	22%
Middle East	1,167	2%	5,168	9%	10,018	8%	8,589	8%
Thailand	3,324	5%	4,053	7%	4,770	4%	11,724	11%
Bangladesh	1,823	3%	9,123	16%	2,896	2%	13,258	12%
Other Asia/Pacific	7,145	10%	4,263	8%	19,238	14%	9,178	8%
Ghana	10,880	16%	1,166	2%	17,335	13%	2,994	3%
Tanzania	6,760	10%	54	0%	9,976	8%	65	0%
Other Africa	10,226	15%	7,281	13%	16,606	12%	8,971	8%

Total Revenues	$67,279	100%	$56,554	100%	$133,516	100%	$111,426	100%

Long-lived assets by country consisting of net property and equipment was as follows (in thousands):

	September 30, 2006	March 31, 2006
United States	$4,232	$3,698
United Kingdom	13,634	14,193
New Zealand	3,122	3,648
Other foreign countries	2,491	2,510

Total property and equipment, net	$23,479	$24,049

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussions in this Quarterly Report on Form 10-Q should be read in conjunction with our accompanying Financial Statements and the related notes thereto. This Quarterly Report on Form 10-Q may contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, which statements could include without limitation, statements about our market, products, strategy and competition. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical, may be deemed forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions also identify forward looking statements. The forward looking statements in this Quarterly Report on Form 10-Q are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements.
Factors that might cause such a discrepancy include, but are not limited to, those discussed below under the headings “Business Overview”, “Results of Operations”, “Liquidity and Capital Resources” and under the discussions of “Risk Factors” set forth under Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 14, 2006 (and as amended on June 20, 2006) and under Part II, Item 1A below. Unless expressly stated or the context otherwise requires, the terms “we”, “our”, “us” and “Stratex Networks” refer to Stratex Networks, Inc. All forward-looking statements included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or statements.
Business Overview
We design, manufacture, market and sell advanced wireless transmission solutions for worldwide mobile and fixed telephone network interconnection and access. Since our founding in 1984, we have introduced a number of innovative products in the telecommunications market and have delivered wireless transmission systems for the transport of data, voice and video communication, including comprehensive service and support. We market our products primarily to mobile wireless carriers around the world. Our solutions also address the requirements of fixed wireless carriers, enterprises and government institutions that operate broadband wireless networks. We provide our customers with a broad product line, which contains products that operate using a variety of transmission frequencies, ranging from 0.3 GigaHertz (GHz) to 38 GHz, and a variety of transmission capacities, typically ranging from 64 Kilobits to 2OC-3 or 311 Megabits per second (Mbps) as well as high speed packet-based transmission protocols such as Gigabit Ethernet. Our broad product line allows us to market and sell our products to service providers worldwide with varying interconnection and access requirements. We also sell our products to base station suppliers, who provide and install integrated systems to service providers, and to distributors, including value-added resellers (VARs) and agents. We have equipment installed in over 150 countries, and a significant percentage of our revenue is derived from sales outside the United States. Our revenues from sales of equipment and services outside the United States were 97% in the first half of fiscal 2007, 95% in fiscal 2006 and 94% in fiscal 2005.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Proposed business combination
On September 5, 2006, the Company and Harris Corporation (“Harris”) entered into a Formation, Contribution and Merger Agreement ( the “Contribution Agreement”) which provides for the formation of a Delaware corporation named “Harris Stratex Networks, Inc.” (“Newco”). Under the Contribution Agreement, upon receipt of the approval of the Company’s stockholders a newly-organized Delaware corporation which is a wholly-owned subsidiary of Newco will merge with and into the Company with the Company surviving as a wholly-owned subsidiary of Newco (the “Merger”). Under the terms of the Contribution Agreement, Harris Corporation will contribute its Microwave Communications Division (“MCD”) and $25 million of cash and Newco will assume those liabilities primarily resulting from or primarily arising out of MCD, other than certain specified liabilities (the “Contribution”). The Contribution and the Merger are collectively referred to as the “Combination.” In consideration of its contribution, Harris will receive approximately 56% of the outstanding stock of Newco, and stockholders of the Company will receive approximately 44% of the outstanding stock of Newco.
We believe that this combination will create a stronger Company offering end-to-end wireless transmission solutions for mobile and fixed-wireless service providers and private networks. The new company’s solutions offering will be broader and is expected to increase revenue and profitability due to greater scale and significant cost synergies although no assurances can be given.
Pending the receipt of stockholder approval, as well as satisfaction of other customary closing conditions, the combination is expected to close in the third or fourth quarter of fiscal 2007
     Second quarter financial highlights
Our Gross margins improved slightly to 30.9% in the second quarter of fiscal 2007 as compared to 30.0% in the first quarter of fiscal 2007 due to an increase in service profitability due to higher service revenue. Our Gross margins improved to 30.9% in the second quarter of fiscal 2007 as compared to 26.8% in the second quarter of fiscal 2006. This was primarily attributable to increased sales volume of our product Eclipse which has higher margins as compared to our legacy products.
Revenue from Eclipse accounted for 85% of our total product revenue for the quarter as compared to 65% of the total product revenue in the second quarter of last fiscal year.
Net income in the second quarter of fiscal 2007 was $1.6 million as compared a net loss of $2.3 million in the second quarter of last fiscal year. We have earned profit in each of the last four quarters primarily due to increased sales volume of our Eclipse product line which has higher margins than our older legacy products combined with the effect of the significant progress we have made in managing costs and improving operational efficiencies.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Critical Accounting Policies and Estimates
For a description of our critical accounting policies, see our Annual Report on Form 10-K for the year ended March 31, 2006, filed with the Securities and Exchange Commission on June 14, 2006 as amended by Amendment No.1 filed on June 20, 2006. There have been no changes to our critical accounting policies in the six months ended September 30, 2006.
Revenues
Three and Six Months ended September 30, 2006 versus Three and Six Months ended September 30, 2005.
Net sales for the second quarter of fiscal 2007 increased to $67.3 million, compared to $56.6 million reported in the second quarter of fiscal 2006, and increased to $133.5 million for the first half of fiscal 2007, compared to $111.4 million in the first half of fiscal 2006. We believe that this increase was primarily attributable to an increase in the demand for our newest product, Eclipse, and also due to wireless subscriber growth and growth in fixed wireless transmission infrastructures in developing geographic regions like Africa. Revenue from Eclipse product accounted for 73% of our total revenue for the quarter as compared to 54% of the total revenue in the second quarter of last fiscal year.
Revenue by geographic regions. The following table sets forth information on our sales by geographic regions for the periods indicated (in thousands except percentages):

	Three Months Ended September 30,				Six Months Ended September 30
		% of		% of		% of		% of
	2006	Total	2005	Total	2006	Total	2005	Total

United States	$2,000	3%	$3,820	7%	$4,159	3%	$6,194	6%
Other Americas	4,602	7%	6,831	12%	9,228	7%	13,564	12%
Poland	4,607	7%	6,743	12%	5,677	4%	11,800	10%
Other Europe	14,745	22%	8,052	14%	33,613	25%	25,089	22%
Middle East	1,167	2%	5,168	9%	10,018	8%	8,589	8%
Thailand	3,324	5%	4,053	7%	4,770	4%	11,724	11%
Bangladesh	1,823	3%	9,123	16%	2,896	2%	13,258	12%
Other Asia/Pacific	7,145	10%	4,263	8%	19,238	14%	9,178	8%
Ghana	10,880	16%	1,166	2%	17,335	13%	2,994	3%
Tanzania	6,760	10%	54	0%	9,976	8%	65	0%
Other Africa	10,226	15%	7,281	13%	16,606	12%	8,971	8%

Total Revenues	$67,279	100%	$56,554	100%	$133,516	100%	$111,426	100%
Revenue from Ghana, Tanzania, Other Africa, Other Asia/Pacific and Other Europe regions increased significantly in the second quarter of fiscal 2007 and the first half of fiscal 2007 as compared to the second quarter of fiscal 2006 and the first half of fiscal 2006, respectively. In the current periods we had significant amounts of revenue from Ghana due to the increased sales to an existing customer in this region who is expanding its network infrastructure. Revenue in Tanzania region increased significantly because we acquired one new major customer in that

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
region who is in the process of expanding networking capacity to allow for their implementation of third generation technology. Revenue in the Other Africa region increased in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 and also in the first half of fiscal 2007 compared to the first half of fiscal 2006 primarily due to increased sales to existing customers in that region who are also expanding their existing networks. The increase in sales in the Other Europe region was primarily due to increase in sales to an existing customer in Russia. The increase in sales in the Other Asia/Pacific region was primarily due to increase in sales to an existing customer in Sri Lanka. These increases were partially offset by a significant decrease in revenue in Poland, Bangladesh and the Middle East. Revenue in Poland, Bangladesh, Thailand and the Middle East decreased in the second quarter of fiscal 2007 and the first half of fiscal 2007 as compared to the second quarter of fiscal 2006 and the first half of fiscal 2006, respectively, primarily due to decreased sales to a major customer in each of those regions.
Product operating segment. The revenue and operating income for the product operating segment for the periods indicated were as follows (in thousands except percentages):

	Three Months Ended				Six Months Ended
	September 30,				September 30,
		% of		% of		% of		% of
	2006	Total	2005	Total	2006	Total	2005	Total

Eclipse	$49,161	85%	$30,798	65%	$100,121	86%	$55,547	58%
Velox	1,874	3%	2,184	4%	3,404	3%	3,145	3%
DXR	1,500	3%	4,663	10%	3,207	3%	11,253	12%
XP4	3,092	5%	3,192	7%	4,992	4%	12,705	13%
Other Products	2,103	4%	6,430	14%	5,194	4%	12,979	14%

Total Revenue	$57,730	100%	$47,267	100%	$116,918	100%	$95,629	100%

Operating Income (Loss)	$138	(0%)	$(2,153)	(5%)	$1,292	1%	$(6,153)	(6%)

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net product revenues increased from $47.3 million in the second quarter of fiscal 2006 to $57.7 million in the second quarter of fiscal 2007 and from $95.6 million in the first half of fiscal 2006 to $116.9 million in the first half of fiscal 2007. This increase was primarily due to a significant increase in sales of the Eclipse product line. Sales of our Altium, XP4 and DXR product lines decreased as demand for these products was replaced with our new Eclipse product line.
We generated an operating income in the product operating segment in the second quarter of fiscal 2007 of $0.1 million as compared to an operating loss of $2.2 million in the second quarter of fiscal 2006. This was primarily due to higher margin on the sales of Eclipse as compared to our older legacy product lines. The margin improvement in the second quarter was partially offset by an increase in stock based compensation expense of $1.0 million due to the adoption of Statement of Financial Accounting Standard No. 123(R), (SFAS No.123 (R)), “Share-Based Payment” in fiscal 2007 and $1.5 million of expenses incurred in the second quarter of fiscal 2007 related to the proposed combination with Microwave Communications Division of Harris. We generated an operating income in the product operating segment in the first half of fiscal 2007 of $1.3 million as compared to an operating loss of $6.2 million in the first half of fiscal 2006 due to the same reasons as stated above. The stock based compensation recorded in the first half of fiscal 2007 due to the adoption of FAS123R was $2.1 million.
Service Operating Segment. The revenue and operating income for the service operating segment for the periods indicated in the table below were as follows (in thousands except percentages):

	Three Months Ended				Six Months Ended
	September 30,				September 30,
		% of		% of		% of		% of
	2006	Revenue	2005	Revenue	2006	Revenue	2005	Revenue

Field Service revenue	$6,746		$6,301		$10,916		$9,623
Operating income	814	12%	423	7%	1,098	10%	193	2%

Repair revenue	2,803		2,986		5,682		6,174
Operating income	891	32%	1,013	34%	1,766	31%	2,149	35%

Total Service Revenue	$9,549		$9,287		$16,598		$15,797
Total Operating income	$1,705	18%	$1,436	15%	$2,864	17%	$2,342	15%
Service revenue consists of installation, network design, path surveys, integration, and other revenues derived from the services we provide to our customers. There was no significant change in field service revenue in the second quarter of fiscal 2007 as compared to the second quarter of fiscal 2006, but the operating income improved from 7% to 12% mainly due to fixed field service costs being spread over higher revenue levels. Field service revenue increased by 13% in the first half of fiscal 2007 as compared to the first half of fiscal 2006. Operating income also improved significantly primarily due to the same reasons as stated above in the quarter over quarter discussion.
There was no significant change in repair revenue and the related operating income in the second quarter and the first half of fiscal 2007 as compared to the second quarter and the first half of fiscal 2006, respectively.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Gross Profit

	Three Months Ended				Six Months Ended
	September 30,				September 30,
		% of		% of		% of		% of
		Net		Net		Net		Net
	2006	Sales	2005	Sales	2006	Sales	2005	Sales
				(in thousands)
Net sales	$67,279	100%	$56,554	100%	$133,516	100%	$111,426	100%
Cost of sales	46,512	69%	41,386	73%	92,877	70%	83,657	75%

Gross profit	$20,767	31%	$15,168	27%	$40,639	30%	$27,769	25%
Gross profit as a percentage of net sales increased to 31% in the second quarter of fiscal 2007, as compared to 27% in the second quarter of fiscal 2006. This increase in gross profit was primarily due to a favorable product mix impact of approximately 2%. Higher sales of our product Eclipse contributed significantly to the increase in gross margins.
The increase in gross margin in the first half of fiscal 2007, as compared to the first half of fiscal 2006, was primarily due to a favorable product mix impact of approximately 3%. Higher sales of our product Eclipse contributed significantly to the increase in gross margins. Manufacturing period costs had a favorable impact of approximately 1% on the gross profit for the first half of fiscal 2007 as compared to the first half of fiscal 2006.
We expect gross profit, as a percentage of sales, to continue to increase in the remaining quarters of fiscal 2007 as compared to second quarter of fiscal 2007 due to an increase in sales of our newer product Eclipse which has higher margins as compared to our legacy product lines.
Research and Development

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(in thousands)
Research and development	$4,299	$3,703	$8,883	$7,404
% of net sales	6.4%	6.5%	6.7%	6.6%
Research and development expenses increased to $4.3 million in the second quarter of fiscal 2007 from $3.7 million in the second quarter of fiscal 2006 and to $8.9 million in the first half of fiscal 2007 from $7.4 million in the first half of fiscal 2006. This increase was primarily due to the increase in stock-based compensation expense recorded due to vesting of restricted stock on achievement of certain financial objectives and adoption of SFAS No.123 (R), requiring us to recognize expense related to the fair value of our stock-based compensation awards starting from the first quarter of fiscal 2007. We recorded $0.7 million and $1.4 million of stock based compensation in the second quarter of fiscal 2007 and first half of fiscal 2007, respectively. The stock based compensation recorded in the second quarter of fiscal 2006 and first half of fiscal 2006 was $0.1 million in each period.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We expect that research and development expenses will remain fairly constant in the remainder of fiscal 2007 as we continue to focus on our efforts to expand our Eclipse product line features and capabilities.
Selling, General and Administrative

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(in thousands)
Selling, general and administrative	$14,625	$12,182	$27,600	$24,176
% of net sales	22.0%	21.5%	21.0%	21.7%
In the second quarter of fiscal 2007, selling, general and administrative expenses increased to $14.6 million from $12.2 million in the second quarter of fiscal 2006. This increase was primarily due to stock-based compensation expense of $1.8 million recorded in the second quarter of fiscal 2007 due to vesting of restricted stock on achievement of certain financial objectives and adoption of SFAS No. 123 (R) as compared to $0.7 million in the second quarter of fiscal 2006. The increase was also due to $1.5 million of acquisition related expenses recorded in the second quarter of fiscal 2007 relating to the proposed combination with the Microwave Communications Division of Harris. This increase was partially offset by lower agent commissions due to lower sales in the Asia/Pacific region where we use sales agents.
Selling, general and administrative expenses in the first half of fiscal 2007 increased to $27.6 million from $24.2 million in the first half of fiscal 2006 primarily because of stock compensation expense of $3.7 million in the first half of fiscal 2007 as compared to $0.9 million in the first half of fiscal 2006 and the Combination-related expenses. This increase was also partially offset by lower agent commissions in the first half of fiscal 2007 as compared to first half of fiscal 2006 due to lower sales in the Asia/Pacific region where we use sales agents.
Interest Income, Interest Expense and Other Expenses

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(in thousands)
Interest income	$693	$261	$1,350	$481
Interest expense	(601)	(757)	(1,179)	(1,257)
Other expenses, net	(360)	(552)	(695)	(1,067)
Interest income increased in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006. The increase was primarily due to higher average balances and also due to higher interest rates in the second quarter of fiscal 2007 as compared to the second quarter of fiscal 2006. In the first half of fiscal 2007, interest income increased to $1.4 million from $0.5 million in the first half of fiscal 2006 primarily due to the same reasons stated above. Interest expense did not change significantly.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other expense decreased in the second quarter of fiscal 2007 and first half of fiscal 2007 compared to the same periods of fiscal 2006 primarily because of lower exchange losses and lower costs of hedging our foreign currency exposure risk.
Provision for Income Taxes

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(in thousands)
Provision for income taxes	$23	$496	$257	$773
We record provision for income taxes on taxable income generated by some of our foreign subsidiaries. Provision for income taxes was significantly lower in the second quarter of fiscal 2007 as compared to the second quarter of fiscal 2006. This was primarily due to significantly higher taxable income in our Poland, Mexico and India subsidiaries in the second quarter of fiscal 2006. These subsidiaries incurred losses during the second quarter of fiscal 2007.
Provision for income taxes was higher in the first half of fiscal 2006 as compared to first half of fiscal 2007 primarily due to the same reasons as stated above in the quarter over quarter discussion.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity And Capital Resources
Summary of Cash Flows
Net cash provided by operating activities in the first half of fiscal 2007 was $2.0 million, compared to net cash provided by operating activities of $3.1 million in the first half of fiscal 2006. The discussion below related to changes in assets and liabilities exclude the impact of changes in foreign exchange rates. The amount provided by operating activities was due to net income as adjusted to exclude non- cash charges and benefits and changes in working capital requirements, including a significant decrease in inventory and a significant increase in accounts payable and restricted cash.
Inventories decreased in the first half of fiscal 2007 by $5.1 million as compared to a decrease of $2.4 million in the first half of fiscal 2006. This was primarily because of higher shipments and revenue and also due to improved inventory management.
Accounts payable increased in the first half of fiscal 2007 by $1.6 million as compared to a decrease of $0.9 million in the first half of fiscal 2006 primarily because of the higher inventory purchases to support higher levels of backlog.
Restricted cash increased to $2.6 million in the first half of fiscal 2007 as compared to first half of fiscal 2006. This increase was for a guarantee for deferred local tax payments related to our recent imports in United Kingdom.
Accounts receivable increased by $9.3 million in the first half of fiscal 2007 as compared to a decrease of $2.3 million in the first half of fiscal 2006. Days sales outstanding (“DSO”) for receivables increased from 59 days as of March 31, 2006 to 69 days as of September 30, 2006. Our accounts receivable and DSO were primarily affected by timing of shipments and payment terms.
Accrued liabilities decreased by $1.4 million in the first half of fiscal 2007 as compared to an increase of $4.0 million in the first half of fiscal 2006. This decrease in accrued liabilities in the first half of fiscal 2007 was mainly due to revenue deferred as of March 31, 2006 which was recognized during the period.
Long term liabilities decreased by $1.9 million in the first half of fiscal 2007 primarily due to restructuring payments.
Net cash used by investing activities in the first half of fiscal 2007 was $10.3 million, compared to net cash provided by investing activities of $3.5 million in the first half of fiscal year 2006. In the first half of fiscal 2007, purchase of investments, net of proceeds from sales of investments, were $7.6 million as compared to net sales of $5.2 million in the first half of fiscal 2006. Purchases of property and equipment were $2.7 million in the first half of fiscal 2007 compared to $1.7 million in the first half of fiscal 2006. The increase in capital expenditure was mainly due to purchase of manufacturing equipment to be installed at our outsourced manufacturer’s locations in Thailand and Taiwan.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net cash used by financing activities in the first half of fiscal 2007 was $4.1 million as compared to net cash used in financing activities of $2.8 million in the first half of fiscal 2006. We repaid $5.6 million and $3.1 million of debt in the first half of fiscal 2007 and first half of fiscal 2006, respectively. Proceeds from the sale of common stock of $1.5 million and $0.3 million in the first half of fiscal 2007 and 2006, respectively were derived from the exercise of employee stock options and employee purchases of stock under our employee stock purchase plan.
Cash requirements
Our cash requirements for the next 12 months are primarily to fund:
▪	Operations

▪	Research and development

▪	Restructuring payments

▪	Capital expenditures

▪	Repayment of long-term debt

▪	Merger related expenses
     Commercial commitments
As of September 30, 2006, we had $8.0 million in standby letters of credit outstanding with several financial institutions to support various commitments, including bid and performance bonds issued to various customers. The majority of these letters of credit expire within twelve months. Also, as of September 30, 2006, we had outstanding forward foreign exchange contracts in the aggregate amount of $34.4 million expiring within six months.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Contractual obligations
     The following table provides information related to our contractual obligations as of September 30, 2006:

Payments due (in thousands):
Years ending March 31,
						2011 &	Total
	2007		2008	2009	2010	beyond	Obligations
Operating leases (a)	$3,273	(d)	$6,673	$6,805	$6,929	$6,614	$30,294
Unconditional purchase obligation (b)	$28,958		—	—	—	—	$28,958
Long-term debt including interest(c)	$6,494	(d)	$12,427	$6,579	$5,167	—	$30,667

(a)	Contractual cash obligations include $15.9 million of lease obligations that have been accrued as restructuring charges as of September 30, 2006.

(b)	We have firm purchase commitments with various suppliers as of the end of September 2006. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or cancelled. Certain agreements provide for potential cancellation penalties. Our policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable. We believe we have made adequate provisions for potential exposure related to inventory purchases for orders that may not be utilized.

(c)	See discussion of “Repayment of long-term debt” below.

(d)	Payments due are for six months ending March 31, 2007.
     Restructuring payments
The remaining accrual balance of $16.4 million as of September 30, 2006 is expected to be paid out in cash ($0.2 million in severance and benefits, $0.3 million in legal and $15.9 million in vacated building lease obligations). Of the vacated building lease obligations, $3.2 million is expected to be paid out in the next twelve months and $12.7 million to be paid out during fiscal 2008 through fiscal 2012.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Customer financing
In fiscal 2004, we granted extended terms of credit to some of our customers in order to position ourselves in certain markets and to promote opportunities for our new Eclipse product line. As of September 30, 2006 we have $0.4 million recorded as long-term accounts receivable due to these extended terms of credit granted to our customers. Although we may commit to provide financing to customers in order to position ourselves in certain markets, we remain focused on minimizing our overall customer financing exposures by discounting receivables when possible, raising third party financing and arranging letters of credit.
     Repayment of long-term debt
In the first quarter of fiscal 2005, we borrowed $25 million on a long-term basis against our $35 million secured revolving credit facility with a commercial bank. This loan is payable in equal monthly installments of principal plus interest over a period of four years. The loan is at a fixed interest rate of 6.38%. As of September 30, 2006, we have repaid $14.6 million of this loan.
In the fourth quarter of fiscal 2006, we increased the amount of our credit facility with the bank from $35 million to $50 million and extended the facility for a further one year term to April 30, 2008. We also borrowed an additional $20 million on a long-term basis under the facility with the bank. This loan is payable in equal monthly installments of principal plus interest over a period of four years. The loan is at a fixed interest rate of 7.25%. As of September 30, 2006, we have repaid $2.5 million principal of the loan. This credit facility is secured by the Company’s assets, other than leasehold improvements under various facility leases, assets previously pledged by our subsidiary in New Zealand, restricted cash held in bank and deposit accounts and intellectual property.
As part of the credit facility agreement, we have to maintain, as measured at the last day of each fiscal quarter, tangible net worth of at least $54 million plus (1) 25% of net income, as determined in accordance with GAAP (exclusive of losses) and (2) 50% of any increase to net worth due to subordinated debt or net equity proceeds from either public or private offerings (exclusive of issuances of stock under our employee benefit plans) for such quarter and all preceding quarters since December 31, 2005. We also have to maintain, as measured at the last day of each fiscal month, a ratio of not less than 1: 1 for each month end through May 31, 2006 and 1.25 :1 thereafter, determined as follows: (a) the sum of total unrestricted cash and cash equivalents plus short-term and long-term marketable securities plus 25% of all accounts receivable due to us minus certain outstanding bank services and reserve for foreign currency contract transactions divided by (b) the aggregate amount of outstanding borrowings and other obligations to the bank. As of September 30, 2006, the tangible net worth as calculated per the covenant was $70.4 million compared to the required minimum of $55.7 million and the liquidity ratio was 1.97 compared to the required minimum of 1.25 resulting in compliance with these financial covenants of the loan.
Under the terms of the credit facility agreement, we must obtain the bank’s prior written consent for the combination with the Microwave Communication Division of Harris Corporation. We have initiated discussions with the bank in this regard and do not anticipate any issues in obtaining such consent, however if the combination is completed as contemplated and the bank does not provide such consent, then we may be forced to repay all outstanding obligations with the bank. If we are not able to arrange a restructuring of the credit facility or obtain additional financing to replace repayments made to the bank in the required time frame on commercially

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
reasonable terms, if at all, then we may not have the financial resources to meet our business requirements.
Sources of cash
At September 30, 2006, our principal sources of liquidity consisted of $55.7 million in cash and cash equivalents and short term investments and $15.9 million of available credit under the $50 million credit facility.
     Available credit facility
We have $15.9 million of credit available against our $50 million revolving credit facility with a commercial bank as mentioned above. An amendment to the Credit Facility Agreement effective March 1, 2006, expanded the amount of credit available under the facility and extended it through April 2008. Per the amended agreement, the total amount of revolving credit available was expanded to $50 million less the outstanding balance of the term debt portion and any usage under the revolving credit portion. The balance of the long-term debt portion of our credit facility was $27.9 million as of September 30, 2006 and there was $6.1 million outstanding in standby letters of credit as of that date, which are defined as usage under the revolving credit portion of the facility. There were no other outstandings under the short-term debt portion of the facility as of September 30, 2006. As the long-term debt portion is repaid, additional credit will be available under the revolving credit portion of the facility. Short-term borrowings under the revolving credit facility will be at the bank’s prime rate, which was 8.25% per annum at September 30, 2006, or LIBOR plus 2%.
We believe that our available cash and cash equivalents at September 30, 2006 combined with anticipated receipts of outstanding accounts receivable, the liquidation of other current assets and our $15.9 million available credit under our revolving credit facility should be sufficient to meet our anticipated needs for working capital and capital expenditures for the next twelve months.
Depending on the growth of our business and the combination with the Microwave Communication Division of Harris Corporation, we may require additional financing which may not be available to us in the required time frame on commercially reasonable terms, if at all. However, we believe that we have the financial resources needed to meet our business requirements for at least the next 12 months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio.

	Years Ended March 31
	(In thousands)
	2007	2008
Cash equivalents and short-term investments (a)	$45,244	$2,319

Weighted average interest rate	5.21%	5.42%

(a)	Does not include cash of $8.2 million held in bank checking and deposit accounts including those held by our foreign subsidiaries.
The primary objective of our short-term investment activities is to preserve principal while maximizing yields, without significantly increasing risk. Our short-term investments are at fixed interest rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have been immaterial. The average number of days to maturity for investments held at September 30, 2006 was 48 days and these investments had an average yield of 5.2% per annum.
As of September 30, 2006, unrealized losses on investments were insignificant. The investments have been recorded at fair value on our balance sheet.
     Exposure on Borrowings
Any borrowings under the revolving portion of our credit facility will be at an interest rate of the bank’s prime rate or LIBOR plus 2%. As of September 30, 2006 we had $15.9 million of available credit. A hypothetical 10% change in interest rates would not have a material impact on our financial position, results of operations or cash flows.

Exchange Rate Risk
We routinely use forward foreign exchange contracts to hedge our net exposures, by currency, related to the monetary assets and liabilities of our operations denominated in non-functional currencies. In addition, we enter into forward foreign exchange contracts to establish with certainty the U.S. dollar amount of firm future commitments denominated in a foreign currency. The primary business objective of this hedging program is to minimize the gains and losses resulting from exchange rate changes. At September 30, 2006, we held forward contracts in the aggregate amount of $34.4 million primarily in Euro, Polish Zloty and Thai Baht. The amount of unrealized losses on these contracts at September 30, 2006 was insignificant. At September 30, 2005 we held forward contracts in the aggregate amount of $39.5 million primarily in Colombian Pesos, Thai Baht, Euro and Polish Zloty. The amount of unrealized losses on these contracts at September 30, 2005 was $0.5 million and we do not purchase forward contracts for them because of their high cost. The exchange rate fluctuations in these currencies, such as the Nigerian Naira, could result in significant gains and losses in future periods.
Given our exposure to various transactions in foreign currencies, a change in foreign exchange rates would result in exchange gains and losses. As these exposures are generally covered by forward contracts where such contracts are available, these exchange gains and losses would generally be offset by exchange gains and losses on the contracts designated as hedges against such exposures. We use sensitivity analysis to measure our foreign currency risk by computing the potential loss that may result from adverse changes in foreign exchange rates. The exposure that relates to the hedged firm commitments is not included in the analysis. A hypothetical unfavorable variance in foreign exchange rates of 10% is applied to each net source currency position using year-end rates, to determine the potential loss. Further, the model assumes no correlation in the movement of foreign exchange rates. A 10% adverse change in exchange rates would result in a insignificant amount of loss. This potential decrease would result primarily from our exposure to the Nigerian Naira and Argentine Peso.
We do not enter into foreign currency transactions for trading or speculative purposes. We attempt to limit our exposure to credit risk by executing foreign contracts with high-quality financial institutions. A discussion of our accounting policies for derivative financial instruments is included in the Notes to the condensed consolidated financial statements in Part I, Item 1.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Management is required to evaluate our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S. To the extent that components of our internal control over financial reporting are included within our disclosure controls and procedures, they are included in the scope of our periodic controls evaluation.
     For the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weakness in internal control over financial reporting in the financial close and reporting area discussed below, our disclosure controls and procedures, as of the end of the period covered by this report were not effective.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal controls over financial reporting during the second quarter of our 2007 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as such term is defined under Rule 13a-15(f) of the Exchange Act), except as set forth below.
     As of March 31, 2006, management identified a material weakness in its internal control over financial reporting which resulted from the failure to maintain effective controls over the financial close and reporting process. Specifically, the Company did not have adequate internal controls over the review of the financial statements of its foreign operations and the period-end financial closing and reporting process of its consolidated operations. This control deficiency results in more than a remote likelihood that a material misstatement of annual or interim financial statements would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.
     Management and the Audit Committee intend to remediate the material weakness concerning the financial close and reporting process described above, and have implemented the following actions during the first and second quarters of our 2007 fiscal year:
     1. Expanded the review of the consolidated financial statements of the Company and related financial close and reporting processes.
     2. Addressed our staffing needs in the accounting and finance areas by increasing staff in corporate finance and in certain foreign subsidiaries.
     We believe we are taking the steps necessary to remediate this material weakness relating to our financial close and reporting processes, procedures and controls with a goal of having this material weakness remediated in fiscal 2007. Accordingly, we will continue to vigorously monitor the effectiveness of these processes, procedures and controls and will make any further changes management determines are necessary.

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
ITEM 1A. RISK FACTORS
We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. We have disclosed a number of material risks under Item 1A of our annual report on Form 10-K for the year ended March 31, 2006, which we filed with the Securities and Exchange Commission on June 14, 2006 as amended by Amendment No. 1 filed on June 20, 2006. The following discussion is of material changes to risk factors disclosed in that report.
The Company has focused on supply chain improvements and shortened lead times for delivery to customers. As a result, revenue recognized in a quarter is more dependent on new orders received during that quarter. This could cause more quarter to quarter volatility in revenue which could negatively impact the Company’s stock valuation.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a) We held our annual meeting of stockholders on August 15, 2006.
(b) The following directors were elected at the meeting, by the following votes:

Nominee	In favor	Withheld
Richard C. Alberding	83,810,763	8,744,040
Charles D. Kissner	89,947,135	2,607,668
Edward F. Thompson	90,087,024	2,467,779
James D. Meindl	77,505,416	15,049,387
William A. Hasler	66,314,651	26,240,152
V. Frank Mendicino	77,609,510	14,945,293
Thomas H. Waechter	89,961,726	2,593,077
Clifford H. Higgerson	90,091,509	2,463,294
(c) At the annual meeting, the following other matters were voted upon:
The proposal to approve the Stratex Networks, Inc. 2006 Stock Equity Plan:

For	Against	Abstain	Broker Non-Vote
47,352,821	17,999,960	150,143	27,051,879
The proposal to ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for fiscal 2007:

For	Against	Abstain	Broker Non-Vote
90,618,995	231,942	1,703,866	—
ITEM 5. OTHER INFORMATION
None
ITEM 6 — EXHIBITS
(a)	Exhibits

For a list of exhibits to this Quarterly Report on Form 10-Q, see the exhibit index located on page 49.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEX NETWORKS, INC.
Date: November 8, 2006	By	/s/ Carl A. Thomsen
Carl A. Thomsen
Senior Vice President, Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	First Amendment to May 18, 2006 Employment agreement between Stratex Networks, Inc. and Thomas H. Waechter, dated September 1, 2006.

31.1	Certification of Thomas H. Waechter , Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Carl A. Thomsen, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Thomas H. Waechter, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Carl A. Thomsen, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.